Form 10-Q
period 2007-06-30
Reliance Bancshares, Inc.
filed 2007-08-14
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-52588
RELIANCE BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri	43-1823071
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

10401 Clayton Road
Frontenac, Missouri	63131
(Address of Principal Executive Offices)	(Zip Code)
(314) 569-7200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☐      Accelerated filer: ☐      Non-accelerated filer: ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☑
As of July 31, 2007, the Registrant had 20,656,116 shares of outstanding Class A common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

Part I —
Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2007 and 2006 and December 31, 2006

	June 30,		December 31,
	2007	2006	2006
ASSETS

Cash and due from banks	$11,392,861	10,147,243	7,975,924
Interest-earning deposits in other financial institutions	712,869	25,266	498,257
Federal funds sold	6,229,171	771,491	—
Investments in available-for-sale debt and equity securities, at fair value	175,840,325	205,413,569	191,866,300
Loans	763,126,477	530,495,282	667,701,639
Less — Deferred loan fees/costs	(174,024)	(141,198)	(282,711)
Reserve for possible loan losses	(7,537,171)	(6,071,785)	(7,101,031)

Net loans	755,415,282	524,282,299	660,317,897

Bank premises and equipment, net	39,547,343	25,802,707	30,960,372
Accrued interest receivable	4,559,014	3,872,468	4,412,330
Identifiable intangible assets, net of accumulated amortization of $66,509, $50,221 and $58,365 at June 30, 2007 and 2006, and December 31, 2006, respectively	177,810	192,740	185,954
Goodwill	1,149,192	1,149,192	1,149,192
Other assets	4,869,449	3,748,345	3,432,983

	$999,893,316	775,405,320	900,799,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Non-interest-bearing deposits	$47,578,758	44,531,475	47,341,090
Interest-bearing deposits	735,356,546	585,331,262	631,255,915

Total deposits	782,935,304	629,862,737	678,597,005
Short-term borrowings	39,498,316	17,194,142	70,462,521
Notes payable to Federal Home Loan Bank	35,000,000	14,300,000	24,300,000
Accrued interest payable	3,381,756	2,512,156	2,739,142
Other liabilities	2,091,763	1,598,193	1,203,949

Total liabilities	862,907,139	665,467,228	777,302,617

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized, 16,164 shares issued and outstanding at June 30, 2006	—	142,895	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,641,615, 18,779,108 and 19,571,248 shares issued and outstanding at June 30, 2007 and 2006, and December 31, 2006, respectively	5,160,404	4,694,777	4,892,812
Surplus	122,625,260	100,627,865	109,896,794
Additional paid-in capital – stock options	314,430	52,873	145,513
Retained earnings	10,397,606	7,322,480	8,867,359
Accumulated other comprehensive income – net unrealized holding losses on available-for-sale debt securities	(1,511,523)	(2,902,798)	(305,886)

Total stockholders’ equity	136,986,177	109,938,092	123,496,592

	$999,893,316	775,405,320	900,799,209

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$13,231,459	9,130,308	25,403,470	17,318,863
Interest and dividends on debt and equity securities:
Taxable	1,759,408	1,974,773	3,586,307	3,759,642
Exempt from Federal income taxes	382,050	260,202	742,776	476,355
Interest on short-term investments	227,097	134,393	430,367	254,040

Total interest income	15,600,014	11,499,676	30,162,920	21,808,900

Interest expense:
Interest on deposits	8,454,275	5,773,578	16,348,056	10,805,482
Interest on short-term borrowings	361,469	192,751	854,318	344,748
Interest on notes payable to Federal Home Loan Bank	306,967	150,294	570,921	323,311

Total interest expense	9,122,711	6,116,623	17,773,295	11,473,541

Net interest income	6,477,303	5,383,053	12,389,625	10,335,359
Provision for possible loan losses	500,000	400,000	890,000	950,000

Net interest income after provision for possible loan losses	5,977,303	4,983,053	11,499,625	9,385,359

Noninterest income:
Service charges on deposit accounts	130,852	78,089	241,083	174,400
Net gains (losses) on sale of debt and equity securities	(7,026)	—	(7,026)	—
Other noninterest income	350,199	189,328	628,665	268,934

Total noninterest income	474,025	267,417	862,722	443,334

Noninterest expense:
Salaries and employee benefits	3,019,214	2,458,368	6,007,926	4,576,076
Occupancy and equipment expense	771,515	582,883	1,576,429	1,047,848
Postage, printing and supplies	114,208	106,845	247,041	211,489
Professional fees	116,902	57,846	226,045	114,419
Data processing	334,616	259,443	655,612	451,937
Advertising	147,489	135,548	299,956	291,259
Amortization of identifiable intangible assets	4,072	5,429	8,144	9,501
Other noninterest expenses	790,844	521,091	1,253,757	1,014,536

Total noninterest expense	5,298,860	4,127,453	10,274,910	7,717,065

Income before applicable income taxes	1,152,468	1,123,017	2,087,437	2,111,628
Applicable income tax expense	317,624	330,444	557,190	640,242

Net income	$834,844	792,573	1,530,247	1,471,386

Per share amounts:
Basic earnings per share	$0.04	0.04	0.08	0.08
Basic weighted average shares outstanding	20,475,731	18,673,925	20,027,192	18,399,359
Diluted earnings per share	$0.04	0.04	0.07	0.08
Diluted weighted average shares outstanding	21,496,676	19,542,228	20,985,254	19,233,385
See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
Six Months Ended June 30, 2007 and 2006

	2007	2006
Net income	$1,530,247	1,471,386

Other comprehensive loss before tax:

Net unrealized losses on available-for-sale securities	(1,833,749)	(2,011,383)

Reclassification adjustment for losses included in net income	7,026	—

Other comprehensive loss before tax	(1,826,723)	(2,011,383)

Income tax related to items of other comprehensive loss	(621,086)	(683,870)

Other comprehensive loss, net of tax	(1,205,637)	(1,327,513)

Total comprehensive income	$324,610	143,873

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2007 and 2006

					Additional
					paid-in				Total
					capital-			Accumulated other	stock-
	Preferred	Common		Subscriptions	stock	Retained	Treasury	comprehensive	holders’
	stock	stock	Surplus	receivable	options	earnings	stock	income	equity
Balance at December 31, 2005	$64,369	4,558,282	94,439,615	(11,122,068)	—	5,851,094	—	(1,575,285)	92,216,007
Net income	—	—	—	—	—	1,471,386	—	—	1,471,386
Payments received for subscriptions receivable	—	—	—	11,122,068	—	—	—	—	11,122,068
Issuance of 545,096 shares of common stock (6,316 shares from treasury)	—	134,695	6,148,204	—	—	—	70,124	—	6,353,023
Issuance of 7,856 shares of preferred stock (180 shares from treasury)	78,526	—	—	—	—	—	2,070	—	80,596
Purchase of treasury stock:
180 preferred shares	—	—	—	—	—	—	(2,070)	—	(2,070)
6,316 common shares	—	—	—	—	—	—	(70,124)	—	(70,124)
Stock options exercised – 6,000 shares	—	1,500	39,625	—	—	—	—	—	41,125
1,200 shares of common stock awarded to directors	—	300	13,500	—	—	—	—	—	13,800
Stock issuance costs	—	—	(13,079)	—	—	—	—	—	(13,079)
Stock option expense	—	—	—	—	52,873	—	—	—	52,873
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	—	(1,327,513)	(1,327,513)

Balance at June 30, 2006	$142,895	4,694,777	100,627,865	—	52,873	7,322,480	—	(2,902,798)	109,938,092

Balance at December 31, 2006	$—	4,892,812	109,896,794	—	145,513	8,867,359	—	(305,886)	123,496,592
Net income	—	—	—	—	—	1,530,247	—	—	1,530,247
Issuance of 1,046,372 shares of common stock (68,000 shares from treasury)	—	244,593	12,176,792	—	—	—	689,400	—	13,110,785
Stock options exercised – 84,000 shares	—	21,000	485,500	—	—	—	—	—	506,500
Treasury stock purchased – 68,000 shares	—	—	—	—	—	—	(689,400)	—	(689,400)
Issuance of 7,195 shares of common stock in connection with Employee Stock Purchase Plan	—	1,799	81,304	—	—	—	—	—	83,103
800 shares of common stock awarded to directors	—	200	9,800	—	—	—	—	—	10,000
Stock issuance costs	—	—	(24,930)	—	—	—	—	—	(24,930)
Stock option expense	—	—	—	—	168,917	—	—	—	168,917
Change in valuation of available -for-sale securities, net of related tax effect	—	—	—	—	—	—	—	(1,205,637)	(1,205,637)

Balance at June 30, 2007	$—	5,160,404	122,625,260	—	314,430	10,397,606	—	(1,511,523)	136,986,177

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$1,530,247	1,471,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	723,738	414,199
Provision for possible loan losses	890,000	950,000
Capitalized interest expense on construction	(269,184)	(82,677)
Stock option compensation cost	168,917	52,873
Common stock awarded to directors	10,000	13,800
Gains on sale of other real estate	(19,972)	—
Net losses on sale of debt and equity securities	7,026	—
Increase in accrued interest receivable	(146,684)	(373,043)
Increase in accrued interest payable	642,614	752,783
Mortgage loans originated for sale in secondary market	(4,153,800)	—
Mortgage loans sold in secondary market	4,089,300	—
Other operating activities, net	607,984	(288,681)

Net cash provided by operating activities	4,080,186	2,910,640

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(6,276,933)	(48,761,941)
Proceeds from maturities and calls of available-for-sale debt securities	16,057,125	31,232,525
Proceeds from sales of available-for-sale debt securities	4,508,333	—
Net increase in loans	(98,708,131)	(57,831,447)
Proceeds from sale of other real estate owned	2,273,550	381,331
Purchase of bank premises and equipment	(9,170,590)	(4,253,568)
Proceeds from sale of bank premises and equipment	37,028	—

Net cash used in investing activities	(91,279,618)	(79,233,100)

Cash flows from financing activities:
Net increase in deposits	104,338,299	53,437,897
Increase (decrease) in short-term borrowings	(30,964,205)	346,930
Proceeds from notes payable to Federal Home Loan Bank	15,000,000	—
Payments of notes payable to Federal Home Loan Bank	(4,300,000)	—
Purchase of treasury stock	(689,400)	(72,194)
Stock options exercised	506,500	41,125
Issuance of common stock	13,193,888	6,353,023
Issuance of preferred stock	—	80,596
Collection of subscriptions receivable	—	11,122,068
Payment of stock issuance costs	(24,930)	(13,079)

Net cash provided by financing activities	97,060,152	71,296,366

Net increase (decrease) in cash and cash equivalents	9,860,720	(5,026,094)
Cash and cash equivalents at beginning of period	8,474,181	15,970,094

Cash and cash equivalents at end of period	$18,334,901	10,944,000

Supplemental information:
Cash paid for interest	$17,773,295	10,808,996
Cash paid for income taxes	566,000	1,394,000
Noncash transactions:
Transfers to other real estate in settlement of loans	3,061,158	—
Loans made to facilitate the sale of other real estate	275,912	—
Capitalized interest expense	269,184	82,677
Common stock awarded to directors	10,000	13,800
Stock option compensation cost	168,917	52,873

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the “Company”) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, F.S.B. (hereinafter referred to as “the Banks”).
The Company and Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout the St. Louis metropolitan area and southwestern Florida. Additionally, the Company and Banks are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.
The accounting and reporting policies of the Company and Banks conform to generally accepted accounting principles within the banking industry. In compiling the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in a short period of time include the determination of the reserve for possible loan losses, valuation of other real estate owned and stock options, and determination of possible impairment of intangible assets. Actual results could differ from those estimates.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity.
On December 22, 2006, the Company’s stockholders approved a two-for-one stock split with a concurrent reduction in par value per Class A common share from $0.50 to $0.25. All share and per share information included in these interim condensed consolidated financial statements has been retroactively restated to reflect this stockholder action.
Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 as filed with the Company’s Form 10 registration statement, effective June 27, 2007.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of the Company and Banks. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Accounting
The Company and Banks utilize the accrual basis of accounting, which includes in the total of net income all revenues earned and expenses incurred, regardless of when actual cash payments are received or paid. The Company is also required to report comprehensive income, of which net income is a component. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including all changes in equity during a period, except those resulting from investments by, and distributions to, owners.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include due from banks, interest-earning deposits in banks (all of which are payable on demand), and Federal funds sold. Certain balances maintained in other financial institutions generally exceed the level of deposits insured by the Federal Deposit Insurance Corporation.
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common stock. Such costs were recorded as a reduction of equity capital.
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the requirements of FIN 48 and determined that FIN 48 will not have a material impact on its financial condition and results of operations for 2007.
In February 2007, the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments.
FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of Financial Accounting Standard No. 157, Fair Value Measurements. No entity is permitted to apply FAS 159 retrospectively to fiscal year preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of FAS 159 but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements for any interim period of the fiscal year of adoption. The Company has no plans to adopt FAS 159 in 2007 or 2008.
Earnings per Share
Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised. The following table presents a summary of per share data and amounts for the periods indicated.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
Basic
Net income	$834,844	792,573	1,530,247	1,471,386

Weighted average common shares outstanding	20,475,731	18,673,925	20,027,192	18,399,359

Basic earnings per share	$0.04	0.04	0.08	0.08

Diluted
Net income	$834,844	792,573	1,530,247	1,471,386

Weighted average common shares outstanding	20,475,731	18,673,925	20,027,192	18,399,359
Effect of dilutive stock options	1,020,945	868,303	958,062	834,026

Diluted weighted average common shares outstanding	21,496,676	19,542,228	20,985,254	19,233,385

Diluted earnings per share	$0.04	0.04	0.07	0.08

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at June 30, 2007 will be $4,072 per quarter until completely amortized.
The excess of the Company’s consideration given in its acquisition of The Bank of Godfrey over the fair value of the net assets acquired is recorded as goodwill, an intangible asset on the consolidated balance sheets. Goodwill is the Company’s only intangible asset with an indefinite useful life, and the Company is required to test the intangible asset for impairment on an annual basis. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. No impairment writedown has thusfar been required on this intangible asset.
NOTE 3 — STOCK OPTIONS
The Company maintains various stock option plans. Prior to 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, in accounting for stock options granted under these plans. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the consolidated statements of income for stock options granted to employees, since all options granted under the Company’s stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-based Payments (“FAS 123R”). FAS 123R replaces Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. FAS 123R requires that all stock-based compensation

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.
Based on the valuation and accounting uncertainties that outstanding options presented under proposed accounting treatment at the time, the Board of Directors accelerated the vesting of substantially all of the Company’s outstanding stock options during the fourth quarter of 2005. This action resulted in the remaining fair value of substantially all of the outstanding stock options being recognized in 2005 as part of the pro forma disclosures in previous periods.
The weighted average fair values of options granted during the first six months of 2007 and 2006 were $3.79 and $4.07, respectively, for an option to purchase one share of Company common stock; however, the Company has only been in existence since July 24, 1998, and the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted during the first six months of 2007 and 2006, including 0-20% volatility in the Company’s common stock price, no dividends paid on the common stock, an expected weighted average option life of 6.0 and 10.0 years for options granted in 2007 and 2006, respectively, and a risk-free interest rate approximating the five and 10-year Treasury rates for options granted in 2007 and 2006, respectively. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
Following is a summary of the Company’s stock option activity for the six-month periods ended June 30, 2007 and 2006:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Six-Months Ended June 30, 2006:
Balance at December 31, 2005	$6.41	1,620,200	$6.14	543,000
Granted	11.53	17,000	11.88	37,000
Forfeited	—	—	7.59	(14,000)
Exercised	6.85	(6,000)	—	—

Balance at June 30, 2006	$6.46	1,631,200	$6.47	566,000

Six-Months Ended June 30, 2007:
Balance at December 31, 2006	$6.57	1,648,200	$6.63	576,000
Granted	12.94	131,500	16.38	125,000
Forfeited	11.67	(4,500)	4.85	(5,000)
Exercised	5.86	(74,000)	7.25	(10,000)

Balance at June 30, 2007	$7.08	1,701,200	$8.41	686,000

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
The weighted average option prices for the 2,387,200 and 2,197,200 options outstanding at June 30, 2007 and 2006, were $7.46 and $6.47, respectively. At June 30, 2007, options to purchase an additional 539,800 shares of Company common stock were available for future grants under the various plans.

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three and six month periods ended June 30, 2007 and 2006. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2006, included in our Form 10, which was effective June 27, 2007.
The Company has prepared all of the consolidated financial information in this report in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. No assurances can be given that actual results will not differ from those estimates.
Forward-Looking Statements
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in our Form 10 registration statement filed with the Securities and Exchange Commission (“SEC”), as updated from time to time in our future SEC filings. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 20 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through June 30, 2007, Reliance Bank has added 16 branch locations in the St. Louis metropolitan area of Missouri and Illinois and has grown its total assets, loans and deposits to $933.3 million, $718.9 million, and $754.1 million, respectively at June 30, 2007.
Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. This Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a loan production office in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank loan production office were transferred to Reliance Bank, FSB.
At June 30, 2007, Reliance Bank’s total assets, total revenues, and net income represented 93.34%, 93.67%, and 99.25%, respectively, of the Company’s consolidated total assets, total revenue, and net income.

Reliance Bank, FSB’s total assets, total revenues, and net income represented 6.62%, 6.65%, and 1.41%, respectively, of the Company’s consolidated totals.
The Company plans to continue building its Reliance Bank branch network in the St. Louis metropolitan area, with two additional branches in various stages of construction at June 30, 2007 and two more branches planned through 2009. The Company also plans to build at least six additional branches of Reliance Bank, FSB in southwestern Florida during the next few years. The Company’s branch expansion plans are designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida, to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets.
The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
The Company’s total consolidated assets increased to $999.9 million at June 30, 2007, with loans and deposits increasing to $763.1 million and $782.9 million, respectively, primarily as a result of the Company’s continued emphasis on growth to improve its market share. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Six Reliance Bank branches were opened in 2006, one branch was opened in 2005, and four branches were opened in 2004. The Company has sought to staff each new branch location with an experienced commercial lender familiar with that branch’s market area and other experienced banking personnel.
The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of 13 such offerings since its inception and has sold 20,219,178 shares of Company Common Stock for a total of $125.6 million through June 30, 2007.
The Company’s consolidated net income for the six-month periods ended June 30, 2007 and 2006 totaled $1,530,247 and $1,471,386, respectively. Consolidated net income for the three-month periods ended June 30, 2007 and 2006 totaled $834,844 and $792,573, respectively. The primary reason for the Company’s continued growth in net income over these periods is the growth in the Company’s consolidated net interest income. Net interest income for the six-month periods ended June 30, 2007 and 2006 totaled $12,389,625 and $10,335,359, respectively. Net interest income for the three-month periods ended June 30, 2007 and 2006 totaled $6,477,303 and $5,383,053, respectively. This growth in net interest income resulted from the growth in interest income on an increasing level of interest-earning assets during this time period, with an increasingly proportionate share of such interest-earning assets being comprised of loans, which are the Company’s highest interest-earning assets. Holding down the net interest income earned by the Company during these periods was an increasing cost of funds on an increasing total of interest-bearing liabilities.
As the Company has grown its assets, the quality of such assets has continued to remain strong. The Company has continued to maintain its reserve for possible loan losses at a level of approximately 1.00% of net outstanding loans, despite experiencing less than $1 million in net charge-offs since the Company’s inception through June 30, 2007. At June 30, 2007, nonperforming loans (loans for which the accrual of interest had been discontinued and loans delinquent 90 days or more and still accruing interest) totaled only 0.43% of total loans. The Company’s consolidated provision for loan losses charged to earnings has kept pace with the loan growth experienced during the six-month periods ended June 30, 2007 and 2006. The provision for loan losses charged to operations for the six-month periods ended June 30, 2007 and 2006 totaled $890,000 and $950,000, respectively, and $500,000 and $400,000 for the three-month periods ended June 30, 2007 and 2006, respectively.

Also as the Company has grown its assets, the total of noninterest income has grown and new products have been introduced. Total noninterest income for the six-month periods ended June 30, 2007 and 2006 was $862,722 and $443,334, respectively, and $474,025 and $267,417 for the three-month periods ended June 30, 2007 and 2006, respectively.
During 2006, the Company established a fixed rate mortgage lending operation to arrange for long-term fixed rate commercial real estate financing with institutional investors. Such transactions resulted in commission income of $318,325 and $73,938 for the six-month periods ended June 30, 2007 and 2006, respectively, and $207,725 and $73,938 for the three-month periods ended June 30, 2007 and 2006, respectively. Residential mortgage lending operations (in which fixed rate loans are originated and sold in the secondary market) were also expanded in 2007. Total income from these secondary market activities was $130,726 and $67,270 for the six-month periods ended June 30, 2007 and 2006, respectively, and $59,019 and $41,143 for the three-month periods ended June 30, 2007 and 2006, respectively. Deposit service charge income also increased due to a larger deposit base.
Noninterest expenses have increased significantly during the three and six-month periods ended June 30, 2007 and 2006, resulting from the Company’s branch expansion program.
The Company’s effective tax rate for the six-month periods ended June 30, 2007 and 2006 was 26.69% and 30.32%, respectively, and 27.56% and 29.42% for the three-month periods ended June 30, 2007 and 2006, respectively. The decrease in effective tax rates during these periods is a result of an increasing level of tax-exempt interest income.
The Company’s basic and diluted earnings per share for the three and six-month periods ended June 30, 2007 and 2006 reflect the Company’s focus on growth in equity ownership and total assets, loans and deposits, with less of an emphasis on short-term earnings per share. Basic earnings per share were $0.08 per share for each of the six-month periods ended June 30, 2007 and 2006. Fully-diluted earnings per share for the six-month periods ended June 30, 2007 and 2006 were $0.07 and $0.08, respectively. Basic and fully-diluted earnings per share for each of the three-month periods ended June 30, 2007 and 2006 were $0.04 per share.
Following are certain of the Company’s ratios generally followed in the banking industry for the three- and six-month periods ended June 30, 2007 and 2006:

			As of and for the
	As of and for the		Three-Month Periods
	Six Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Percentage of net income to:
Average total assets	0.32%	0.40%	0.34%	0.42%
Average stockholders’ equity	2.38%	2.84%	2.47%	2.92%
Percentage of common dividends declared to net income per common share	—	—	—	—
Percentage of average stockholders’ equity to average total assets	13.62%	14.03%	13.88%	14.26%

13

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2006 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10, which became effective June 27, 2007. Management believes there has been no material changes to our critical accounting policies during the second quarter of 2007.
Results of Operations for the Three and Six-Month Periods Ended June 30, 2007 and 2006
Net Interest Income
The Company’s net interest income increased $2,054,266 (19.88%) to $12,389,625 for the six-month period ended June 30, 2007, from the $10,335,359 earned for the six-month period ended June 30, 2006. The Company’s net interest margin for the six-month periods ended June 30, 2007 and 2006 was 2.83% and 2.97%, respectively. Net interest income increased $1,094,250 (20.33%) to $6,477,303 for the three-month period ended June 30, 2007 from the $5,383,053 earned during the three-month period ended June 30, 2006. The Company’s net interest margin for the three-month periods ended June 30, 2007 and 2006 was 2.87% and 3.01%, respectively.
Average earning assets for the first six months of 2007 increased $191,575,566 (26.84%) to $905,342,008 from the level of $713,766,442 for the first six months of 2006. Average earning assets for the second quarter of 2007 increased $198,090,433 (27.19%) to $926,765,883 from the level of $728,675,450 for the second quarter of 2006. This strong growth in interest earning assets was primarily due to the growth in the loan portfolio. Total average loans for the first six months of 2007 increased $200,376,486 (39.90%) to $702,519,964 from the level of $502,143,478 for the first six months of 2006. Total average loans for the second quarter of 2007 increased $212,080,086 (41.14%) to $727,566,309 from the level of $515,486,223 for the second quarter of 2006. The Company’s expanding branch program and practice of adding an experienced commercial lender at each new branch, and the continued strength of the economies of the markets in which such branches are located, were the primary reasons for the strong growth in the Company’s loan portfolio during these periods.
Total average investment securities for the first six months of 2007 decreased $12,928,879 (6.48%) to $186,683,199 from the level of $199,612,078 for the first six months of 2006. Total average investment securities for the second quarter of 2007 decreased $19,803,317 (9.77%) to $182,967,722 from the level of $202,771,039 for the second quarter of 2006. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipality deposits over $100,000, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. As the Company’s deposits grow, a certain percentage of such deposits is invested in investment securities for these specific purposes. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $155 million at June 30, 2007. The decrease in average investment securities in 2007 resulted from an inverted yield curve which has not provided many attractive rates at which to invest excess funds on a longer-term basis. Accordingly, the Company had $6,229,171 invested in overnight Federal funds sold at June 30, 2007. Additionally, at June 30, 2007, the Company expected stronger loan demand in the second quarter of 2007 and thus, kept the excess funds in these overnight investments.
Average short-term investments can fluctuate significantly from day to day based on the collected balances of customer deposits, loan demand, investment security maturities, etc. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the six-month periods ended June 30, 2007 and

2006 were $16,138,845 and $12,010,886, respectively. The average balances of such short-term investments for the quarters ended June 30, 2007 and 2006 were $16,231,852 and $10,418,188, respectively.
A key factor in increasing the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. Average loans as a percentage of average earning assets were 77.60% for the first six months of 2007, compared to 70.35% for the first six months of 2006. Average loans as a percentage of average earning assets were 78.51% for the second quarter of 2007, compared with 70.74% for the second quarter of 2006.
Funding the Company’s growth in interest-earning assets has been a challenge in the markets in which the Company’s banking subsidiaries operate. With the stock market rebounding from its depressed levels in 2004 and 2003, deposits are not as plentiful in the banking market overall. Additionally, the St. Louis metropolitan area has added over ten new banks in the past two years (as well as several institutions such as Reliance Bank adding numerous branches), resulting in an intensely competitive environment for customer deposits. Competition for deposits in southwestern Florida is equally as intense as the market for deposits in the St. Louis metropolitan area. As a result, the Company has had to supplement its deposit growth with alternate funding sources, including short-term overnight borrowings from unaffiliated financial institutions, sweep repurchase agreement borrowing arrangements with several of the Company’s larger depositors, and longer term advances from the Federal Home Loan Bank.
Total average interest-bearing deposits for the first six months of 2007 were $713,697,941, an increase of $136,598,591 (23.67%) from the level of $577,099,350 for the first six months of 2006. Total average interest-bearing deposits for the second quarter of 2007 were $733,803,481, an increase of $144,393,825 (24.50%) from the level of $589,409,656 for the second quarter of 2006. This increase in deposits resulted from the Company’s aggressive branch expansion and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. The average balances for such borrowings for the first six months of 2007 and 2006 totaled $35,401,312 and $13,781,809, respectively. The average balances of such borrowings for the second quarters of 2007 and 2006 totaled $30,268,862 and $15,285,800, respectively. Securities sold under sweep repurchase agreements continued to grow during the second quarter of 2007, providing a stable source of funding from certain of the Company’s larger depositors. As more depositors are added to the Company’s deposit portfolio, the increased use of these sweep repurchase agreements is expected to continue as a viable funding source. Daily/overnight funds are used for short-term liquidity purposes as a less expensive alternative to the intensely competitive deposit market. The Company also uses longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances grew $11,620,442 (81.26%) to $25,920,442 for the first six months of 2007, compared with $14,300,000 for the first six months of 2006. The average balance of Federal Home Loan Bank advances grew $13,175,824 (92.14%) to $27,475,824 for the second quarter of 2007, compared with the $14,300,000 average balance for the second quarter of 2006.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three- and six-month periods ended June 30, 2007 and 2006:

			Six-Month Period
	Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Average deposits:
Noninterest-bearings	5.19%	4.53%	5.02%	4.88%

Interest-bearing:
Transaction accounts	18.30	8.21	17.61	8.31
Savings	7.36	19.58	7.73	21.97
Time deposits of $100,000 or more	27.94	21.10	28.11	20.40
Other time deposits	34.30	42.02	34.00	40.03

Total average interest-bearing deposits	87.90	90.91	87.45	90.71

Total average deposits	93.09	95.44	92.47	95.59

Average short-term borrowings:
Sweep repurchase agreements	2.89	2.34	3.33	2.15
Daily/overnight funds purchased	0.73	0.02	1.01	0.02

Total average short-term borrowings	3.62	2.36	4.34	2.17

Average longer-term advances from Federal Home Loan Bank	3.29	2.20	3.19	2.24

	100.00%	100.00%	100.00%	100.00%

The composition of the Company’s deposit portfolio will fluctuate as new branches are added, which will serve to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories, as will the introduction of new deposit products in the market. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has not been achieved. Late in 2006, the Company’s banking subsidiaries introduced a new interest-bearing transaction account which pays a higher rate of interest (e.g., 4.04% at December 31, 2006) if the customer receives all statements electronically, and has a certain number of electronic transactions (e.g., electronic bill payments) and debit card transactions in the account for the period under review. This new account has resulted in the growth of the Company’s interest-bearing transaction accounts thusfar in 2007, resulting from new deposits and the movement of noninterest-bearing and savings accounts to this category of deposits. For the first six months of 2007 and 2006, the Company’s most significant funding source has continued to be certificates of deposit, which comprised 62.11% of total average funding sources during the first six months of 2007, as compared with 60.43% during the first six months of 2006. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates.

The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Change From Second Quarter of 2006			Change from First Six Months of 2006
	to Second Quarter of 2007 Due to			to First Six Months of 2007 Due to
	Volume	Yield/		Volume	Yield/
	(1)	Rate (2)	Total	(1)	Rate (2)	Total
Interest income:
Loans	$3,852,235	250,215	4,102,450	7,205,619	882,109	8,087,728
Investment securities:
Taxable	(364,732)	149,367	(215,365)	(566,602)	393,267	(173,335)
Exempt from Federal income taxes	154,583	29,305	183,888	335,277	66,630	401,907
Short-term investments	80,436	12,268	92,704	100,393	75,934	176,327

Total interest income	3,722,522	441,155	4,163,677	7,074,687	1,417,940	8,492,627

Interest expense:
Interest bearing transaction accounts	1,059,228	166,151	1,225,379	1,770,478	681,040	2,451,518
Savings accounts	(510,239)	(59,745)	(569,984)	(1,230,750)	(118,795)	(1,349,545)
Time deposits of $100,000 or more	1,180,308	299,881	1,480,189	2,387,326	770,420	3,157,746
Other time deposits	147,286	397,827	545,113	483,741	799,114	1,282,855

Total deposits	1,876,583	804,114	2,680,697	3,410,795	2,131,779	5,542,574
Federal funds purchased and securities sold under repurchase agreements	179,524	(10,806)	168,718	521,591	(12,021)	509,570
Long-term borrowings	146,853	9,820	156,673	256,328	(8,718)	247,610

Total interest expense	2,202,960	803,128	3,006,088	4,188,714	2,111,040	6,299,754

Net interest income	$1,519,562	(361,973)	1,157,589	2,885,973	(693,100)	2,192,873

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.

NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the six months ended June 30, 2007 and 2006 was $890,000 and $950,000, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended June 30, 2007 and 2006 was $500,000 and $400,000, respectively. Net charge-offs for the six months ended June 30, 2007 and 2006 totaled $453,860 and $91,247, respectively. Net charge-offs for the three-month periods ended June 30, 2007 and 2006 totaled $107,982 and $13,549, respectively. The increased level of charge-offs in 2007 resulted from the foreclosure and charge-off of a long-standing problem credit relationship, which comprised $274,400 of the total charge-offs incurred in the first six months of 2007. At June 30, 2007 and 2006, the reserve for possible loan losses as a percentage of net outstanding loans was 0.99% and 1.14%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 230.21% and 159.87% at June 30, 2007 and 2006, respectively.
Noninterest Income
Total noninterest income for the six months ended June 30, 2007 increased $419,388 (94.60%) to $862,722 from the $443,334 earned during the six months ended June 30, 2006. Total noninterest income for the second quarter of 2007 increased $206,608 (77.26%) to $474,025 from the $267,417 earned for the second quarter of 2006. The primary reason for this increase was the establishment of a commercial real estate brokerage department at Reliance Bank during the first quarter of 2006. The department earned commission income of $318,325 and $73,938 for the six-month periods ended June 30, 2007 and 2006, respectively, and $207,725 and $73,938 for the second quarters of 2007 and 2006, respectively. Commissions are earned by this department for arranging long-term, fixed rate commercial real estate financing for customers with institutional investors. Additionally, secondary market residential mortgage fee income for the first six months of 2007 increased $63,456 (94.33%) compared to the first six months of 2006, due to staffing additions to the mortgage origination staff.
Noninterest Expense
Noninterest expense increased $2,557,845 (33.15%) to $10,274,910 for the first six months of 2007 from the $7,717,065 incurred for the first six months of 2006. Noninterest expense increased $1,171,407 (28.38%) for the second quarter of 2007 to $5,298,860 from the $4,127,453 incurred during the second quarter of 2006. Most of the categories of noninterest expense increased due to the addition of seven new branches during 2006 and 2007 (along with the opening of Reliance Bank, FSB in 2006). The largest single component of the increase in noninterest expense for the first six months and second quarter of 2007 was the category of salaries and employee benefits. Total personnel costs increased $1,431,850 (31.29%) to $6,007,926 for the first six months of 2007 from the $4,576,076 incurred for the first six months of 2006. Total personnel costs increased $560,846 (22.81%) for the second quarter of 2007 to $3,019,214 from the $2,458,368 of personnel costs incurred for the second quarter of 2006. The Company’s aggressive branch expansion program includes the hiring of personnel in each location with strong banking skills, including a seasoned commercial lender in each location.
The increased number of branches resulted in a growing level of occupancy and equipment expenses (including leases for temporary facilities during construction) during the first six months and second quarter of 2007 compared with the first six months and second quarter of 2006. Total occupancy and equipment expenses increased $528,581 (50.44%) to $1,576,429 for the first six months of 2007 from the $1,047,848 incurred for the first six months of 2006. Total occupancy and equipment expenses increased $188,632 (32.36%) to $771,515 for the second quarter of 2007 from the $582,883 incurred in the second quarter of 2006.
Total data processing expenses for the first six months of 2007 increased $203,675 (45.07%) to $655,612 from the $451,937 incurred for the first six months of 2006. Total data processing expenses for the second quarter of 2007 increased $75,173 (28.97%) to $334,616 for the second quarter of 2007, as compared with the $259,443 of expenses incurred for the second quarter of 2006. The increased number of customer accounts and additional new products offered have resulted in this increase in data processing expenses.
Total professional fees increased $111,626 (97.56%) for the first six months of 2007 to $226,045 from the $114,419 incurred for the first six months of 2006. Total professional fees increased $59,056 (102.09%) for the second quarter of 2007 to $116,902 from the $57,846 incurred for the second quarter of 2006. Increased audit and legal costs and filing fees relating to the Company’s SEC registration resulted in such increases.
Income Taxes
Applicable income tax expenses totaled $557,190 and $640,242 for the six month periods ended June 30, 2007 and 2006, respectively. The effective tax rates for the six month periods ended June 30, 2007 and 2006 were 26.69% and 30.32%, respectively. Applicable income tax expenses totaled $317,624 for the second quarter of 2007, as compared with $330,444 for the second quarter of 2006. The effective tax rates for the three-month periods ended June 30, 2007 and 2006 were 27.56% and 29.42%, respectively. The decline in effective tax rates is primarily a result of an increasing level of investment income that is exempt from Federal income taxes.

Financial Condition
Total assets of the Company grew $99,094,107 (11.00%) in the first six months of 2007 to $999,893,316 at June 30, 2007, from the level of $900,799,209 at December 31, 2006. This growth resulted from the Company’s continued emphasis on increasing its market share of loans and deposits with its aggressive branch expansion program, a strong capital base, competitive pricing of banking products, and strong economies in the St. Louis metropolitan area and southwestern Florida.
Total deposits of Reliance Bancshares, Inc. grew $104,338,299 (15.38%) in the first six months of 2007 to $782,935,304 at June 30, 2007, from the level of $678,597,005 at December 31, 2006. This growth in deposits resulted from the Company’s aggressive branch expansion program and competitive pricing on deposit products.
Short-term borrowings at June 30, 2007 declined $30,964,205 (43.94%) to $39,498,316 from the level of $70,462,521 at December 31, 2006, as the excess deposit growth achieved in the first quarter of 2007 was used to pay down these short-term borrowings. Short-term borrowings will fluctuate significantly based on short-term liquidity needs; however, the Company increased its overall use of short-term borrowings as a funding source in 2006, as the competition for deposits intensified with several new banks entering the St. Louis metropolitan and southwestern Florida markets. As the Company’s new branches were brought on line, additional deposits were generated therefrom. Longer-term borrowings have also increased during 2007. At June 30, 2007, total longer-term advances from the Federal Home Loan Bank were $35,000,000, as compared with $24,300,000 at December 31, 2006. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Total loans increased $95,424,838 (14.29%) in the first six months of 2007 to $763,126,477 at June 30, 2007, from the level of $667,701,639 at December 31, 2006. Company management has emphasized the need to grow the loan portfolio to improve the Company’s net interest margin, without however, sacrificing the quality of the Company’s assets. This emphasis is supported by the inclusion of a seasoned commercial lending officer at each of the Banks’ branches.
Investment securities, all of which are maintained as available-for-sale, decreased $16,025,975 (8.35%) in the first six months of 2007 to $175,840,325 at June 30, 2007, from the level of $191,866,300 at December 31, 2006. The Company’s investment securities will normally grow as the level of deposits grow; however, an inverted yield curve has provided less attractive rates for investment in longer term investments and, accordingly, the Company has temporarily “parked” the excess funds received from the deposit growth discussed above in Federal funds sold, which totaled $6,229,171 at June 30, 2007, compared with no balance at December 31, 2006.
The capitalization of the Company has remained extremely strong since its initial capitalization in 1998. Total capital at June 30, 2007 was $136,986,177, which computes to a capital-to-asset percentages of 13.70%. Since its inception, the Company has had 13 separate private placement offerings of its Common Stock to accredited investors.

The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Six Months Ended June 30, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$702,519,964	73.82%	$25,416,524	7.30%
Investment securities:
Taxable	150,268,395	15.79	3,586,307	4.81
Exempt from Federal income taxes (3)	36,414,804	3.82	1,030,740	5.71
Short-term investments	16,138,845	1.70	430,367	5.38

Total earning assets	905,342,008	95.13	30,463,938	6.79

Nonearning assets:
Cash and due from banks	9,341,561	0.98
Reserve for possible loan losses	(7,244,794)	(0.76)
Premises and equipment	34,176,489	3.59
Other assets	10,749,194	1.13
Available-for-sale investment market valuation	(639,830)	(0.07)

Total nonearning assets	46,382,620	4.87

Total assets	$951,724,628	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$143,733,509	15.10%	3,148,295	4.42%
Savings	63,100,723	6.63	1,006,101	3.22
Time deposits of $100,000 or more	229,386,309	24.10	5,785,239	5.09
Other time deposits	277,477,400	29.16	6,408,421	4.66

Total interest -bearing deposits	713,697,941	74.99	16,348,056	4.62
Long-term borrowings	25,920,442	2.72	570,921	4.44
Federal funds purchased and securities sold under repurchase agreements	35,401,312	3.72	854,318	4.87

Total interest -bearing liabilities	775,019,695	81.43	17,773,295	4.62

Noninterest-bearing deposits	40,971,093	4.30
Other liabilities	6,119,968	0.65

Total liabilities	822,110,756	86.38
STOCKHOLDERS’ EQUITY	129,613,872	13.62

Total liabilities and stockholders’ equity	$951,724,628	100.00%

Net interest income			$12,690,643

Net yield on earning assets				2.83%

	Six Months Ended June 30, 2006
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$502,143,478	67.36%	$17,328,796	6.96%
Investment securities:
Taxable	175,230,201	23.51	3,759,642	4.33
Exempt from Federal income taxes (3)	24,381,877	3.27	628,833	5.20
Short-term investments	12,010,886	1.61	254,040	4.27

Total earning assets	713,766,442	95.75	21,971,311	6.21

Nonearning assets:
Cash and due from banks	7,959,540	1.07
Reserve for possible loan losses	(5,645,664)	(0.76)
Premises and equipment	24,001,692	3.22
Other assets	8,030,069	1.07
Available-for-sale investment market valuation	(2,629,456)	(0.35)

Total nonearning assets	31,716,181	4.25

Total assets	$745,482,623	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$52,841,621	7.09%	696,777	2.66%
Savings	139,754,781	18.75	2,355,646	3.40
Time deposits of $100,000 or more	129,810,352	17.41	2,627,493	4.08
Other time deposits	254,692,596	34.16	5,125,566	4.06

Total interest -bearing deposits	577,099,350	77.41	10,805,482	3.78
Long-term borrowings	14,300,000	1.92	323,311	4.56
Federal funds purchased and securities sold under repurchase agreements	13,781,809	1.85	344,748	5.04

Total interest -bearing liabilities	605,181,159	81.18	11,473,541	3.82

Noninterest-bearing deposits	31,020,660	4.16
Other liabilities	4,723,031	0.63

Total liabilities	640,924,850	85.97
STOCKHOLDERS’ EQUITY	104,557,773	14.03

Total liabilities and stockholders’ equity	$745,482,623	100.00%

Net interest income			$10,497,770	2.97%

	Three Months Ended June 30, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$727,566,309	74.46%	$13,238,026	7.30%
Investment securities:
Taxable	145,608,911	14.90	1,759,408	4.85
Exempt from Federal income taxes (3)	37,358,811	3.82	531,462	5.71
Short-term investments	16,231,852	1.67	227,097	5.61

Total earning assets	926,765,883	94.85	15,755,993	6.82

Nonearning assets:
Cash and due from banks	10,272,180	1.05
Reserve for possible loan losses	(7,298,780)	(0.75)
Premises and equipment	36,678,712	3.75
Other assets	11,226,530	1.16
Available-for-sale investment market valuation	(551,573)	(0.06)

Total nonearning assets	50,327,069	5.15

Total assets	$977,092,952	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$152,796,104	15.64%	1,678,673	4.41%
Savings	61,427,645	6.29	476,066	3.11
Time deposits of $100,000 or more	233,228,282	23.87	2,947,353	5.07
Other time deposits	286,351,450	29.31	3,352,183	4.70

Total interest – bearing deposits	733,803,481	75.11	8,454,275	4.62
Long-term borrowings	27,475,824	2.80	306,967	4.48
Federal funds purchased and securities sold under repurchase agreements	30,268,862	3.10	361,469	4.79

Total interest -bearing liabilities	791,548,167	81.01	9,122,711	4.62

Noninterest-bearing deposits	43,346,751	4.43
Other liabilities	6,617,783	0.68

Total liabilities	841,512,701	86.12
STOCKHOLDERS’ EQUITY	135,580,251	13.88

Total liabilities and stockholders’ equity	$977,092,952	100.00%

Net interest income			$6,633,282

Net yield on earning assets				2.87%

	Three Months Ended June 30, 2006
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$515,486,223	67.60%	$9,135,576	7.11%
Investment securities:
Taxable	176,439,911	23.14	1,974,773	4.49
Exempt from Federal income taxes (3)	26,331,128	3.45	347,574	5.29
Short-term investments	10,418,188	1.37	134,393	5.17

Total earning assets	728,675,450	95.56	11,592,316	6.38

Nonearning assets:
Cash and due from banks	9,220,262	1.21
Reserve for possible loan losses	(5,861,863)	(0.77)
Premises and equipment	24,789,897	3.25
Other assets	8,923,980	1.17
Available-for-sale investment market valuation	(3,198,132)	(0.42)

Total nonearning assets	33,874,144	4.44

Total assets	$762,549,594	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$53,247,786	6.98%	453,294	3.41%
Savings	126,924,218	16.64	1,046,050	3.31
Time deposits of $100,000 or more	136,806,566	17.94	1,467,164	4.30
Other time deposits	272,431,086	35.73	2,807,070	4.13

Total interest – bearing deposits	589,409,656	77.29	5,773,578	3.93
Long-term borrowings	14,300,000	1.88	150,294	4.22
Federal funds purchased and securities sold under repurchase agreements	15,285,800	2.00	192,751	5.06

Total interest -bearing liabilities	618,995,456	81.17	6,116,623	3.96

Noninterest-bearing deposits	29,366,291	3.86
Other liabilities	5,430,321	0.71

Total liabilities	653,792,068	85.74
STOCKHOLDERS’ EQUITY	108,757,526	14.26

Total liabilities and stockholders’ equity	$762,549,594	100.00%

Net interest income			$5,475,693

Net yield on earning assets				3.01%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2006, included in our Form 10, which was effective June 27, 2007.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

Risk Management
Management’s objective in structuring the balance sheet is to maximize the return on average assets while minimizing the associated risks. The major risks concerning Reliance Bancshares, Inc. are credit, liquidity and interest rate risks. The following is a discussion concerning the Company’s management of these risks.
Credit Risk Management
Managing risks that the Company’s banking subsidiaries assume in providing credit products to customers is extremely important. Credit risk management includes defining an acceptable level of risk and return, establishing appropriate polices and procedures to govern the credit process and maintaining a thorough portfolio review process.
Of equal importance in the credit risk management process are the ongoing monitoring procedures performed as part of the Company’s loan review process. Credit policies are examined and procedures reviewed for compliance each year. Loan personnel also continually monitor loans after disbursement in an attempt to recognize any deterioration which may occur so that appropriate corrective action can be initiated on a timely basis.
Since its inception, the Company’s banking subsidiaries have incurred a minimal level of charge-offs, when compared with the volume of loans generated. The Company’s banking subsidiaries had no loans to any foreign countries at June 30, 2007 and 2006, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies. Additionally, the Company had no other interest-earning assets which were considered to be risk-element assets at June 30, 2007 and 2006.
At June 30, 2007 and 2006, nonperforming loans totaled $3,274,000 and $3,798,000, respectively, comprised of nonaccrual loans of $3,274,000 and $3,604,000, respectively, and loans 90 days delinquent and still accruing interest of $0 and $194,000, respectively. Nonperforming loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments, unless the loans are well secured and in process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.
Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.
In the normal course of business, the Company’s practice is to consider and act upon borrowers’ requests for renewal of loans at their maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose of such requests. In general, loans which the Banks renew at maturity require payment of accrued interest, a reduction in the loan balance, and/or the pledging of additional collateral and a potential adjustment of the interest rate to reflect changes in economic conditions.

At June 30, 2007 and 2006, the reserve for possible loan losses was $7,537,171 and $6,071,785, respectively, or 0.99% and 1.14% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the six-month periods ended June 30, 2007 and 2006. Bank management believes that the strong underwriting process implemented at the Company’s inception and consistently applied throughout the Company’s existence will allow for continued maintenance of adequate asset quality, requiring only a minimum reserve for exposure therein.

	Six-Month Periods Ended June 30,
	2007	2006
	(in thousands of dollars)
Average loans outstanding	$702,520	502,143

Reserve at beginning of year	7,101	5,213
Provision for possible loan losses	890	950

	7,991	6,163

Charge-offs:

Commercial loans:
Real estate	(317)	—
Other	(36)	(19)
Real estate:
Construction	—	—
Residential	(124)	(73)
Consumer	(1)	(12)
Overdrafts	(14)	—

Total charge-offs	(492)	(104)

Recoveries:
Commercial loans:
Real estate	8	—
Other	17	—
Real estate:
Construction	—	—
Residential	12	9
Consumer	—	4
Overdrafts	1	—

Total recoveries	38	13

Reserve at end of period	$7,537	6,072

Net charge-offs to average loans	0.13%	0.04%

Ending reserve to net outstanding loans at end of period	0.99%	1.14%

Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.
The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan review and regulatory bank examinations. The system requires rating all loans at the time they are made, at each renewal date and as conditions warrant.
Adversely rated credits, including loans requiring close monitoring, which would normally not be considered criticized credits by regulators, are included on a monthly loan watch list. Other loans are added whenever any adverse circumstances are detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by any of the following:
•	delinquency of a scheduled loan payment;

•	deterioration in the borrower’s financial condition identified in a review of periodic financial statements;

•	decrease in the value of collateral securing the loan; or

•	change in the economic environment in which the borrower operates.
Loans on the watch list require periodic detailed loan status reports, including recommended corrective actions, prepared by the responsible loan officer, which are discussed at each monthly loan committee meeting.
Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, the Loan Committee, or senior lending personnel at any time. Upgrades of certain risk ratings may only be made with the concurrence of both the Chief Lending Officer and Chief Operating Officer.
In determining the reserve and the related provision for loan losses, three principal elements are considered:
•	specific allocations based upon probable losses identified during a quarterly review of the loan portfolio;

•	allocations based principally on the Company’s risk rating formulas; and

•	an unallocated allowance based on subjective factors.
The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon collateral exposure, if they are collateral dependent for collection. Otherwise, discounted cash flows are estimated and used to assign loss.
The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and Federal banking regulators. Loans are rated and assigned a loss allocation factor for each category that is consistent with historical losses normally experienced in our banking market, adjusted for environmental factors. The higher the rating assigned to a loan, the greater the allocation percentage that is applied.
The unallocated allowance is based on management’s evaluation of conditions that are not directly reflected in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following:
•	general economic and business conditions affecting our key lending areas;

•	credit quality trends (including trends in nonperforming loans expected to result from existing conditions);

•	collateral values;

•	loan volumes and concentrations;

•	competitive factors resulting in shifts in underwriting criteria;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the portfolio;

•	bank regulatory examination results; and

•	findings of our internal loan review department.
Executive management reviews these conditions quarterly in discussion with our entire lending staff. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific reserve allocation, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance.
Based on this quantitative and qualitative analysis, provisions are made to the reserve for possible loan losses. Such provisions are reflected in our consolidated statements of income.
The total reserve for possible loan losses is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the reserve for possible loan losses equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and other qualitative and quantitative factors affecting the Company’s borrowers, as described above.
In determining an adequate balance in the reserve for possible loan losses, management places its emphasis as follows: evaluation of the loan portfolio with regard to potential future exposure on loans to specific customers and industries; reevaluation of each watch list loan or loan classified by supervisory authorities; and an overall review of the remaining portfolio in light of loan loss experience normally experienced in our banking market. Any problems or loss exposure estimated in these categories is provided for in the total current period reserve.
Management views the reserve for possible loan losses as being available for all potential or presently unidentifiable loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans.
The perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, overall economic and market trends, and the actual and expected trends in nonperforming loans. Consequently, while there are no specific allocations of the reserve resulting from economic or market conditions or actual or expected trends in nonperforming loans, these factors are considered in the initial assignment of risk ratings to loans, subsequent changes to those risk ratings and to a lesser extent in the size of the unallocated allowance amount.
The Company has been in existence since 1999 and, while significant loan growth has been achieved, the Company still has a minimal history of charge-offs. Additionally, during the first three years of operation, Reliance Bank had to maintain its reserve for possible loan losses at a minimum of 1% of net outstanding loans. Reliance Bank, FSB, which opened in 2006, is operating under a similar regulatory requirement. The Company has sought to maintain this 1% reserve level since the Company’s inception, despite a history of low or minimal charge-offs. The unallocated reserve is based on factors that cannot necessarily be associated with a specific loan or loan category. Management focuses on the following factors and conditions:
•	There is a level of imprecision necessarily inherent in the estimates of expected loan losses, and the unallocated reserve gives reasonable assurance that this level of imprecision in our formula methodologies is adequately provided for.
•	Pressures to maintain and grow the loan portfolio with increasing competition from de novo institutions and larger competitors have to some degree affected credit granting criteria adversely. The Company monitors the disposition of all credits, which have been approved through its Executive Loan Committee in order to better understand competitive shifts in underwriting criteria.

While the Company has no significant specific industry concentration risk, analysis showed that over 90% of the loan portfolio was dependent on real estate collateral at June 30, 2007, including commercial real estate, residential real estate, and construction and land development loans. The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.
Additionally, the Company continues to be committed to a strategy of acquiring relationships with larger commercial and industrial companies. Management believed it was prudent to increase the percentage of the unallocated reserve to cover the risks inherent in the higher average loan size of these relationships.
Liquidity and Capital Resources
Liquidity is a measurement of the Banks’ ability to meet the borrowing needs and the deposit withdrawal requirements of their customers. The composition of assets and liabilities is actively managed to maintain the appropriate level of liquidity in the balance sheet. Management is guided by regularly-reviewed policies when determining the appropriate portion of total assets which should be comprised of readily-marketable assets available to meet conditions that are reasonably expected to occur.
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $175,840,325 at June 30, 2007), and borrowing capabilities through correspondent banks and the Federal Home Loan Bank. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Federal Reserve Board established risk-based capital guidelines for bank holding companies, which require bank holding companies to maintain minimum levels of “Tier 1 Capital” and “Total Capital.” Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the reserve for possible loan losses, less the remaining 50% of qualifying total capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-and off-balance sheet exposures. The minimum required ratio for qualifying Total Capital is 8%, of which at least 4% must consist of Tier 1 Capital.
In addition, Federal Reserve guidelines require bank holding companies to maintain a minimum ratio of Tier 1 Capital to average total assets (net of goodwill) of 3%. The Federal Reserve guidelines state that all of these capital ratios constitute the minimum requirements for the most highly-rated banking organizations, and other banking organizations are expected to maintain capital at higher levels.
As of June 30, 2007, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at June 30, 2007 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(in thousands of dollars)
Total capital (to risk-weighted assets)
Consolidated	$144,708	16.47%	$70,286	8.0%	$	N/A	N/A
Reliance Bank	105,669	12.79%	66,098	8.0%		82,623	10.0%
Reliance Bank, FSB	20,535	33.46%	4,909	8.0%		6,137	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$137,170	15.61%	$35,143	4.0%	$	N/A	N/A
Reliance Bank	98,667	11.94%	33,049	4.0%		49,574	6.0%
Reliance Bank, FSB	19,990	32.57%	2,455	4.0%		3,682	6.0%
Tier 1 capital (to average assets)
Consolidated	$137,170	14.06%	$39,031	4.0%	$	N/A	N/A
Reliance Bank	98,667	10.75%	36,703	4.0%		45,879	5.0%
Reliance Bank, FSB	19,990	36.35%	2,200	4.0%		2,749	5.0%
Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized banking institutions. The extent of the regulators’ powers depend on whether the banking institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” which are defined by the regulators as follows:

Minimum Capital Ratios
	Total	Tier 1	Tier 2
	Risk-Based	Risk-Based	Leverage
	Ratio	Ratio	Ratio
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	<8	<4	<4
Significantly undercapitalized	<6	<3	<3
Critically undercapitalized	*	*	*

*	A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less.
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At June 30, 2007, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
Contractual Obligations, Off-Balance Sheet Risk, and Contingent Liabilities
Through the normal course of operations, the Banks have entered into certain contractual obligations and other commitments. Such obligations relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As financial services providers, the Banks routinely enter into commitments to extend credit. While contractual obligations represent future cash requirements of the

Banks, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Banks.
The required contractual obligations and other commitments at June 30, 2007 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,049,685	432,802	1,399,439	5,217,444
Time deposits	514,821,707	485,171,380	56,649,615	712
Federal Home Loan Bank borrowings	50,000,000	15,000,000	25,000,000	10,000,000
Commitments to extend credit	211,769,207	56,798,249	132,152,793	22,818,165
Standby letters of credit	5,414,053	2,014,570	3,399,483	—
Accounting Pronouncements
Several accounting rule changes that will or have gone into effect recently, as promulgated by the Financial Accounting Standards Board (the “FASB”), will have an effect on the Company’s financial reporting process. These accounting rule changes, issued in the form of Financial Accounting Standards or Interpretations include the following:
•	The Company maintains various stock option plans, which are discussed in more detail in Note 11 to the Company’s 2006 consolidated financial statements (included in our Form 10, effective June 27, 2007). Prior to 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, in accounting for stock options granted under these plans. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the consolidated statements of income on stock options granted to employees, since all options granted under the Company’s stock option plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of the grant. The Board of Directors accelerated the vesting of substantially all of the Company’s outstanding stock options during the fourth quarter of 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised) Share-based Payments (“FAS 123R”). This statement replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. FAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.

Based on the valuation and accounting uncertainties that outstanding options presented under the proposed accounting treatment at the time, the Board of Directors accelerated the vesting of substantially all of the Company’s outstanding stock options during the fourth quarter of 2005. This action resulted in the remaining fair value of substantially all of the outstanding stock options being recognized in 2005 on a pro forma basis only.

The weighted average fair values of options granted thusfar in 2007 was $3.79 for an option to purchase one share of Company Common Stock; however, the Company has only been in existence since July 24, 1998, and the Company’s Common Stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s Common Stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted thus far in 2007, including 0-20% volatility in the Company’s Common Stock, no dividends paid on the Common Stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the five-year Treasury rate. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.

•	In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the requirements of FIN 48 and determined that FIN 48 will not have a material impact on its financial condition and results of operations for 2007.

•	In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB No. 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. The Company has determined that SAB No. 108 will not have a material impact on its consolidated financial position or results of operations.

•	In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

•	In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments.

FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157. No entity is permitted to apply FAS 159 retrospectively to fiscal year preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of FAS 159 but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements for any interim period of the fiscal year of adoption. The Company has no plans to adopt FAS 159 in 2007 or 2008.
Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Management of rate sensitive earning assets and interest-bearing liabilities remains a key to the Company’s profitability. The Company’s operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid or withdrawn, mature or are repriced in specified periods. The principal objective of the Company’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Banks utilize gap analyses as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. Reliance Bank management also monitors, on a quarterly basis the variability of earnings and fair value of equity in various interest rate environments. Bank management evaluates the Banks’ risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Banks can safely increase risk to enhance returns.
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of June 30, 2007, individually and cumulatively, through various time horizons (in thousands of dollars):

	Remaining Maturity if Fixed Rate;
	Earliest Possible Repricing Interval if Floating Rate
	3		Over 3		Over 1
	months		months		year
	or		through		through		Over 5
	less		12 months		5 years		years		Total
Interest-earning assets
Loans	$203,168		$105,544		$424,751		$29,490		$762,953
Investment securities, at fair value	17,376		25,076		94,358		39,031		175,841
Other interest-earning assets	6,229		—		—		—		6,229

Total interest-earnings assets	$226,773		$130,620		$519,109		$68,521		$945,023

Interest-bearing liabilities
Savings, and interest bearing transaction accounts	$220,573		$—		$—		$—		$220,573
Time certificates of deposit of $100,000 or more	111,798		98,820		19,203		—		229,821
All other time deposits	104,532		142,984		37,447		—		284,963
Nondeposit interest-bearing liabilities	37,742		1,657		25,100		10,000		74,499

Total interest-bearing liabilities	$474,645		$243,461		$81,750		$10,000		$809,856

Gap by period	$(247,872)		$(112,841)		$437,359		$58,521		$135,167

Cumulative gap	$(247,872)		$(360,713)		$76,646		$135,167		$135,167

Ratio of interest-sensitive assets to interest-sensitive liabilities	0.48	x	0.54	x	6.35	x	6.85	x	1.17	x

Cumulative ratio of interest- sensitive assets to interest- sensitive liabilities	0.48	x	0.50	x	1.10	x	1.17	x	1.17	x

A gap report is used by Bank management to review any significant mismatch between the repricing points of the Banks’ rate sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities reprice in that particular time frame and, if rates rise, these liabilities will reprice faster than the assets. A positive gap would indicate the opposite. Management has set policy limits specifying acceptable levels of interest rate risk as measured by the gap report. Gap reports can be misleading in that they capture only the repricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments and embedded options risk relates to the potential for the alteration of the level and/or timing of cash flows given changes in rates. As indicated in the above table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and interest-bearing transaction accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic. Bank management believes its current asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, allowing maintenance of adequate net interest margins.
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at June 30, 2007 indicate that the Company’s fair market value of equity would increase 3.0%, 4.9%, and 6.4%, from an immediate and sustained parallel decrease in interest rates of 100, 200, and 300 basis points, respectively, and decrease 3.9%, 7.6%, and 10.6%, from a corresponding increase in interest rates of 100, 200, and 300 basis points, respectively.
Part I — Item 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2007.
Changes in Internal Control Over Financial Reporting
There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Part II — Item 1 — Legal Proceedings
The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes that there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company or any of its subsidiaries.
Part II — Item 1A — Risk Factors
There have not been any material changes in the risk factors as disclosed in the Company’s Form 10 registration statement, as amended.

Part II — Item 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) During the quarter ended June 30, 2006, we sold the following shares of our Class A Common Stock in two private placement equity offerings to directors, executive management and various accredited investors. These transactions were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended (the “Act”). All of the transactions involved the issuance of shares of our Common Stock to investors meeting the SEC’s definition of “accredited investor” set forth in Rule 501 under the Act. None of the transactions involved underwriters or broker-dealers. Therefore, there was no underwriting discounts or commissions and we received full gross proceeds of the offerings.

Date	Price	Number of Shares	Proceeds
April 1, 2007 to April 17, 2007	$12.50	947,505	$11,843,813
April 18, 2007 through June 30, 2007	$15.00	12,467	$187,005
From April 1, 2007 through June 30, 2007, we issued the following 46,000 shares of our Class A Common Stock upon the exercise of options to purchase such Common Stock granted to certain non-executive employees under various stock option plans and exempt from registration pursuant to Rule 701 promulgated under the Act. Of these 46,000 shares issued upon the exercise of options, 40,000 were subsequently repurchased by the Company.

	Number of Shares
Date	Issued Upon Exercise	Exercise Price	Proceeds
April 17, 2007	8,000	$2.75	$22,000
April 17, 2007	8,000	$3.50	$28,000
April 17, 2007	8,000	$4.8125	$38,500
April 17, 2007	8,000	$6.1875	$49,500
April 17, 2007	4,000	$8.50	$34,000
April 17, 2007	2,000	$9.50	$19,000
June 5, 2007	2,000	$7.25	$14,500
June 14, 2007	2,000	$2.75	$5,500
June 14, 2007	2,000	$8.50	$17,000
June 14, 2007	2,000	$9.50	$19,000
On April 17, 2007, we issued 800 shares of our Common Stock to certain of our subsidiaries’ advisory directors as a business development incentive award, exempt from registration under Section 4(2) of the Act. The shares of Common Stock were valued at the then current offering price of $12.50 per share, and the expense was recorded as director compensation expense for the period ended June 30, 2007.
The table below contains information regarding the grant of options to purchase the Company’s Common Stock to directors, officers and employees of the Company and its subsidiaries, generally pursuant to the Company’s Incentive and Non-Qualified Stock Option Plans during the quarter ended June 30, 2007. The grants of such options were exempt from registration pursuant to Rule 701 promulgated under the Act.

Date	Number of Options	Exercise Price	Date Exercisable	Expiration Date
April 17, 2007	7,500 Incentive	$12.50	April 17, 2008 — 2500;	November 16, 2015
	Stock Options		April 17, 2009 — 2,500;
			April 17, 2010 — 2,500

April 17, 2007	4,500 Non-Qualified	$13.25	April 17, 2009 — 4,500	August 1, 2015
	Stock Options

May 16, 2007	23,000 Incentive	$15.00	May 16, 2008 — 7,666;	November 16, 2015
	Stock Options		May 16, 2009 — 7,666;
			May 16, 2010 — 7,668

May 16, 2007	500 Non-Qualified	$15.75	May 16, 2009 — 500	August 1, 2015
	Stock Options

May 16, 2007	120,000 Non-	$16.50	June 1, 2008 — 39,996;	May 16, 2017
	Qualified Stock		June 1, 2009 — 39,996;
	Options		June 1, 2010 — 40,008
On June 30, 2007, we sold 3,132 shares of our Common Stock to officers and employees of the Company and our subsidiaries pursuant to our Employee Stock Purchase Plan pursuant to Rule 701 under the Act. Shares were sold at $12.75 per share, which was 85% of the then current private offering price, totalling $39,933 in proceeds.
(c) Repurchases of the Company’s Common Stock during the quarter ended June 30, 2007 were as follows. All shares repurchased represent shares repurchased from non-executive employees upon the exercise of stock options. Repurchases were priced at 80% of the private offering price at the time of exercise. All shares repurchased were subsequently resold through the private placement transactions noted above.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	Publicly Announced
Period	Shares Purchased	per Share	Programs	Plans or Programs
April 1, 2007 to April 30, 2007	34,000	$10.00	0	0
May 1, 2007 through May 31, 2007	0	0	0	0
June 1, 2007 through June 30, 2007	6,000	$12.00	0	0
Part II — Item 3 — Defaults Upon Senior Securities
None.
Part II — Item 4 — Submission of Matters to Vote of Security Holders
The Ninth Annual Meeting of Shareholders of Reliance Bancshares, Inc. was held on Tuesday, April 17, 2007, pursuant to the call of the Board of Directors. Notice of said meeting was sent to all shareholders by United States mail as provided by Section 3.04 of the Bylaws on March 19, 2007. Proxies were solicited, and 17,998,014 shares (91.9%) out of a total of 19,575,250 shares of Class A Common Stock, $0.25 par value, entitled to vote as of the record date of March 16, 2007 were represented in person or by proxy.
The results of the voting on each proposal submitted at the meeting are as follows:
PROPOSAL NO. 1: INCREASE IN AUTHORIZED SHARES
For adoption of an amendment to Article Three of the Corporation’s Restated Articles of Incorporation increasing the authorized shares from 27,000,000 to 42,000,000, consisting of 40,000,000 shares of Class A Common Stock, $0.25 par value, and 2,000,000 shares of Preferred Stock, no par value:

	For	Against	Abstain
Increase in Authorized Shares	17,781,578	169,884	46,336
PROPOSAL NO. 2: ELECTION OF DIRECTORS
For the election of four Class II directors for terms of three years and until their successors shall be duly elected and qualified at the annual meeting of shareholders, as indicted below:
Class II — Earl G. Lindenberg, James E. SanFilippo, John J. Moller and Fortis M. Lawder to serve three (3) years or until the annual meeting in 2010.
At its meeting on February 7, 2007, the Board of Directors voted unanimously to increase the size of the Board from 10 members to 12 members. It also appointed William P. Stiritz and Robert M. Cox, Jr. as directors to fill these new positions and placed them in Classes I and III, respectively. The Board also directed that they serve only until the Annual Meeting and that they be nominated for terms as directors as follows:
Class I — William P. Stiritz to serve one year or until the annual meeting in 2008; and
Class III — Robert M. Cox, Jr. to serve two years or until the annual meeting in 2009.

The following persons were elected to the terms as directors of the Company indicated below:

	Votes
Name	For	Withheld Authority	Class	Term
Earl G. Lindenberg	17,978,066	19,732	II	2010
James E. SanFilippo	17,978,066	19,732	II	2010
John J. Moller	17,978,066	19,732	II	2010
Fortis M. Lawder	17,997,798	0	II	2010
William P. Stiritz	17,912,498	85,300	I	2008
Robert M. Cox, Jr.	17,997,798	0	III	2009
The following persons were previously elected for terms extending beyond 2007, and continue as directors of the Company as indicated below:

Name	Class	Term
Ralph W. Casazzone	I	2009
Richard M. Demko	I	2009
Patrick R. Gideon	I	2009
Barry D. Koenemann	III	2008
Gary R. Parker	III	2008
Jerry S. Von Rohr	III	2008
PROPOSAL NO. 3: INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For the appointment of Cummings, Ristau & Associates, P.C. as the Corporation’s and its Subsidiaries independent certified public accountants for the fiscal year ending December 31, 2007:

	For	Against	Abstain
Appointment of Cummings, Ristau & Associates, P.C.	17,924,486	19,732	48,796
Part II — Item 5 — Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, where those changes were implemented after the registrant last provided disclosure in response to the requirements of paragraph (c)(2)(iv) of this Item, or paragraph (c)(3) of this Item.

Part II — Item 6 — Exhibits

Exhibit
Number	Description
31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 193, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
Chief Executive Officer

By:	/s/ James W. Sullivan
James W. Sullivan
Chief Financial Officer

Date: August 14, 2007