Form 10-Q
period 2007-09-30
Reliance Bancshares, Inc.
filed 2007-11-14
CIK 1397771

United States
Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-52588
RELIANCE BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri	43-1823071
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10401 Clayton Road Frontenac, Missouri	63131
(Address of Principal Executive Offices)	(Zip Code)
(314) 569-7200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☐     Accelerated filer: ☐     Non-accelerated filer: ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☑
As of October 31, 2007, the Registrant had 20,660,116 shares of outstanding Class A common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

Part I
Item 1 – Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2007 and 2006 and December 31, 2006
(unaudited)

	September 30,		December 31,
	2007	2006	2006
ASSETS
Cash and due from banks	$10,836,678	9,683,082	7,975,924
Interest-earning deposits in other financial institutions	98,598	123,836	498,257
Federal funds sold	39,000	95,000	—
Investments in available-for-sale debt and equity securities, at fair value	172,829,382	208,292,322	191,866,300
Loans	839,091,832	589,109,772	667,701,639

Less -Deferred loan fees/costs	(269,909)	(198,964)	(282,711)
Reserve for possible loan losses	(8,890,557)	(6,579,829)	(7,101,031)

Net loans	829,931,366	582,330,979	660,317,897

Bank premises and equipment, net	41,032,014	28,570,043	30,960,372
Accrued interest receivable	5,179,664	4,083,270	4,412,330
Identifiable intangible assets, net of accumulated amortization of $70,581, $55,650 and $58,365 at September 30, 2007 and 2006, and December 31, 2006, respectively	173,738	188,668	185,954
Goodwill	1,149,192	1,149,192	1,149,192
Other assets	4,749,315	3,028,629	3,432,983

	$1,066,018,947	837,545,021	900,799,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest-bearing deposits	$46,139,342	35,848,561	47,341,090
Interest-bearing deposits	753,325,445	627,767,243	631,255,915

Total deposits	799,464,787	663,615,804	678,597,005
Short-term borrowings	72,320,906	28,190,482	70,462,521
Notes payable to Federal Home Loan Bank	50,000,000	24,800,000	24,300,000
Accrued interest payable	3,122,877	2,852,726	2,739,142
Other liabilities	2,451,928	1,699,389	1,203,949

Total liabilities	927,360,498	721,158,401	777,302,617

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized, 19,388 shares issued and outstanding at September 30, 2006	—	180,070	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,660,116, 19,071,924 and 19,571,248 shares issued and outstanding at September 30, 2007 and 2006, and December 31, 2006, respectively	5,165,029	4,767,981	4,892,812
Surplus	122,807,634	104,005,103	109,896,794
Additional paid-in capital – stock options	450,910	88,937	145,513
Treasury stock – 9,396 common shares, at cost	(112,752)	—	—
Retained earnings	10,561,804	8,123,995	8,867,359
Accumulated other comprehensive income – net unrealized holding losses on available-for-sale debt securities	(214,176)	(779,466)	(305,886)

Total stockholders’ equity	138,658,449	116,386,620	123,496,592

	$1,066,018,947	837,545,021	900,799,209

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and Nine Months Ended September 30, 2007 and 2006
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$14,451,420	10,141,029	39,854,890	27,459,892
Interest and dividends on debt and equity securities:
Taxable	1,636,356	2,048,753	5,222,663	5,808,395
Exempt from Federal income taxes	392,948	307,321	1,135,724	783,676
Interest on short-term investments	34,568	53,296	464,935	307,336

Total interest income	16,515,292	12,550,399	46,678,212	34,359,299

Interest expense:
Interest on deposits	8,536,764	6,703,607	24,884,820	17,509,089
Interest on short-term borrowings	751,558	166,734	1,605,876	511,482
Interest on notes payable to Federal Home Loan Bank	486,992	162,844	1,057,913	486,155

Total interest expense	9,775,314	7,033,185	27,548,609	18,506,726

Net interest income	6,739,978	5,517,214	19,129,603	15,852,573
Provision for possible loan losses	1,515,000	525,000	2,405,000	1,475,000

Net interest income after provision for possible loan losses	5,224,978	4,992,214	16,724,603	14,377,573

Noninterest income:
Service charges on deposit accounts	120,743	99,140	361,826	273,540
Net gains (losses) on sale of debt and equity securities	—	—	(7,026)	—
Other noninterest income	292,871	296,495	921,536	565,429

Total noninterest income	413,614	395,635	1,276,336	838,969

Noninterest expense:
Salaries and employee benefits	3,258,328	2,636,020	9,266,254	7,212,096
Occupancy and equipment expense	827,839	622,467	2,404,268	1,670,315
Postage, printing and supplies	120,988	113,736	368,029	325,225
Professional fees	121,126	64,255	347,171	178,674
Data processing	393,291	281,841	1,048,903	733,778
Advertising	194,365	191,604	494,321	482,863
Amortization of identifiable intangible assets	4,072	4,072	12,216	13,573
Other noninterest expenses	627,251	356,323	1,881,008	1,370,859

Total noninterest expense	5,547,260	4,270,318	15,822,170	11,987,383

Income before applicable income taxes	91,332	1,117,531	2,178,769	3,229,159
Applicable income tax expense (benefit)	(72,866)	316,016	484,324	956,258

Net income	$164,198	801,515	1,694,445	2,272,901

Per share amounts:
Basic earnings per share	$0.01	0.04	0.08	0.12
Basic weighted average shares outstanding	20,654,884	18,817,498	20,238,722	18,540,270
Diluted earnings per share	$0.01	0.04	0.08	0.12
Diluted weighted average shares outstanding	21,704,099	19,705,210	21,224,967	19,392,388
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
Nine Months Ended September 30, 2007 and 2006
(unaudited)

	2007	2006
Net income	$1,694,445	2,272,901

Other comprehensive income before tax:

Net unrealized gains on available-for-sale securities	131,929	1,205,786

Reclassification adjustment for losses included in net income	7,026	—

Other comprehensive income before tax	138,955	1,205,786

Income tax related to items of other comprehensive income	47,245	409,967

Other comprehensive income, net of tax	91,710	795,819

Total comprehensive income	$1,786,155	3,068,720

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2007 and 2006
(unaudited)

					Additional
					paid-in				Total
					capital-			Accumulated other	stock-
	Preferred	Common		Subscriptions	stock	Retained	Treasury	comprehensive	holders’
	stock	stock	Surplus	receivable	options	earnings	stock	income	equity
Balance at December 31, 2005	$64,369	4,558,282	94,439,615	(11,122,068)	—	5,851,094	—	(1,575,285)	92,216,007
Net income	—	—	—	—	—	2,272,901	—	—	2,272,901
Payments received for subscriptions receivable	—	—	—	11,122,068	—	—	—	—	11,122,068
Issuance of 835,912 shares of common stock (6,316 shares from treasury)	—	207,399	9,517,292	—	—	—	70,124	—	9,794,815
Issuance of 11,030 shares of preferred stock (180 shares from treasury)	115,701	—	—	—	—	—	2,070	—	117,771
Purchase of treasury stock:
180 preferred shares	—	—	—	—	—	—	(2,070)	—	(2,070)
6,316 common shares	—	—	—	—	—	—	(70,124)	—	(70,124)
Stock options exercised – 8,000 shares	—	2,000	53,625	—	—	—	—	—	55,625
1,200 shares of common stock awarded to directors	—	300	13,500	—	—	—	—	—	13,800
Stock issuance costs	—	—	(18,929)	—	—	—	—	—	(18,929)
Stock option expense	—	—	—	—	88,937	—	—	—	88,937
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	—	795,819	795,819

Balance at September 30, 2006	$180,070	4,767,981	104,005,103	—	88,937	8,123,995	—	(779,466)	116,386,620

Balance at December 31, 2006	$—	4,892,812	109,896,794	—	145,513	8,867,359	—	(305,886)	123,496,592
Net income	—	—	—	—	—	1,694,445	—	—	1,694,445
Issuance of 1,071,973 shares of common stock (91,100 shares from treasury)	—	245,218	12,282,983	—	—	—	966,600	—	13,494,801
Stock options exercised – 100,000 shares	—	25,000	563,313	—	—	—	—	—	588,313
Treasury stock purchased – 104,128 shares	—	—	—	—	—	—	(1,123,461)	—	(1,123,461)
Issuance of 10,827 shares of common stock (3,632 shares from treasury) in connection with Employee Stock Purchase Plan	—	1,799	83,503	—	—	—	44,109	—	129,411
800 shares of common stock awarded to directors	—	200	9,800	—	—	—	—	—	10,000
Stock issuance costs	—	—	(28,759)	—	—	—	—	—	(28,759)
Stock option expense	—	—	—	—	305,397	—	—	—	305,397
Change in valuation of available -for-sale securities, net of related tax effect	—	—	—	—	—	—	—	91,710	91,710

Balance at September 30, 2007	$—	5,165,029	122,807,634	—	450,910	10,561,804	(112,752)	(214,176)	138,658,449

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$1,694,445	2,272,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,130,140	679,281
Provision for possible loan losses	2,405,000	1,475,000
Capitalized interest expense on construction	(439,669)	(126,663)
Stock option compensation cost	305,397	88,937
Common stock awarded to directors	10,000	13,800
Losses on sale of other real estate	10,389	—
Net losses on sale of debt and equity securities	7,026	—
Increase in accrued interest receivable	(767,334)	(583,845)
Increase in accrued interest payable	383,735	1,093,353
Mortgage loans originated for sale in secondary market	(6,915,625)	—
Mortgage loans sold in secondary market	6,692,500	—
Other operating activities, net	375,890	(411,358)

Net cash provided by operating activities	4,891,894	4,501,406

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(9,952,158)	(59,128,788)
Proceeds from maturities and calls of available-for-sale debt securities	24,712,652	41,966,772
Proceeds from sales of available-for-sale debt securities	4,547,333	—
Net increase in loans	(175,998,335)	(116,405,127)
Proceeds from sale of other real estate owned	3,681,227	381,331
Purchase of bank premises and equipment	(10,929,789)	(7,417,160)
Proceeds from sale of bank premises and equipment	60,799	—

Net cash used in investing activities	(163,878,271)	(140,602,972)

Cash flows from financing activities:
Net increase in deposits	120,867,782	87,190,964
Increase in short-term borrowings	1,858,385	11,343,270
Proceeds from notes payable to Federal Home Loan Bank	30,000,000	10,500,000
Payments of notes payable to Federal Home Loan Bank	(4,300,000)	—
Purchase of treasury stock	(1,123,461)	(72,194)
Stock options exercised	588,313	55,625
Issuance of common stock	13,624,212	9,794,815
Issuance of preferred stock	—	117,771
Collection of subscriptions receivable	—	11,122,068
Payment of stock issuance costs	(28,759)	(18,929)

Net cash provided by financing activities	161,486,472	130,033,390

Net increase (decrease) in cash and cash equivalents	2,500,095	(6,068,176)
Cash and cash equivalents at beginning of period	8,474,181	15,970,094

Cash and cash equivalents at end of period	$10,974,276	9,901,918

Supplemental information:
Cash paid for interest	$27,548,609	17,545,597
Cash paid for income taxes	676,000	1,646,560
Noncash transactions:
Transfers to other real estate in settlement of loans	4,478,902	—
Loans made to facilitate the sale of other real estate	275,912	—
Capitalized interest expense	439,669	126,663
Common stock awarded to directors	10,000	13,800
Stock option compensation cost	305,397	88,937

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the Company) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, F.S.B. (hereinafter referred to as “the Banks”).
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity.
On December 22, 2006, the Company’s stockholders approved a two-for-one stock split with a concurrent reduction in par value per Class A common share from $0.50 to $0.25. All share and per share information included in these interim condensed consolidated financial statements has been retroactively restated to reflect this stockholder action.
Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, as filed with the Company’s Form 10 registration statement.
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
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common stock. Such costs are recorded as a reduction of equity capital.
New Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that FIN 48 does not have a material impact on its financial condition and results of operations for 2007.
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments.
FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of 2007, provided the entity also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. No entity is permitted to apply FAS 159 retrospectively to fiscal years preceding the effective date unless the entity has chosen early adoption. The Company has no plans to adopt FAS 159 in 2007 or 2008.
Earnings per Share
Basic earnings per share data is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised. The following table presents a summary of per share data and amounts for the periods indicated:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2007	2006	2007	2006
Basic
Net income	$164,198	801,515	1,694,445	2,272,901

Weighted average common shares outstanding	20,654,884	18,817,498	20,238,722	18,540,270

Basic earnings per share	$0.01	0.04	0.08	0.12

Diluted
Net income	$164,198	801,515	1,694,445	2,272,901

Weighted average common shares outstanding	20,654,884	18,817,498	20,238,722	18,540,270
Effect of dilutive stock options	1,049,215	887,712	986,245	852,118

Diluted weighted average common shares outstanding	21,704,099	19,705,210	21,224,967	19,392,388

Diluted earnings per share	$0.01	0.04	0.08	0.12

NOTE 2 – INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at September 30, 2007 will be $4,072 per quarter until completely amortized.
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
NOTE 3 – STOCK OPTIONS
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
Effective January 1, 2006, the Company adopted SFAS No. 123(R) Share-based Payments (“FAS 123R”). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. FAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.
Based on the valuation and accounting uncertainties that outstanding options presented under proposed accounting treatment at the time, the Board of Directors accelerated the vesting of substantially all of the Company’s outstanding stock options during the fourth quarter of 2005. This action resulted in the remaining

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
fair value of substantially all of the outstanding stock options being recognized in 2005 as part of the pro-forma disclosures in previous periods.
The weighted average fair values of options granted during the first nine months of 2007 and 2006 were $3.87 and $4.14, respectively, for an option to purchase one share of Company common stock; however, the Company has only been in existence since July 24, 1998, and the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted during the first nine months of 2007 and 2006, including 0-20% volatility in the Company’s common stock price, no dividends paid on the common stock, an expected weighted average option life of 6.0 and 10.00 years for options granted in 2007 and 2006, respectively, and a risk-free interest rate approximating the five and 10-year Treasury rates for options granted in 2007 and 2006, respectively. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
Following is a summary of the Company’s stock option activity for the nine-month periods ended September 30, 2007 and 2006:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Nine-Months Ended September 30, 2006:
Balance at December 31, 2005	$6.41	1,620,200	$6.14	543,000
Granted	11.59	24,000	11.89	38,000
Forfeited	—	—	7.59	(14,000)
Exercised	6.85	(6,000)	7.25	(2,000)

Balance at September 30, 2006	$6.49	1,638,200	$6.48	565,000

Nine-Months Ended September 30, 2007:
Balance at December 31, 2006	$6.57	1,648,200	$6.63	576,000
Granted	13.40	169,500	16.38	125,000
Forfeited	11.67	(4,500)	4.85	(5,000)
Exercised	5.73	(90,000)	7.25	(10,000)

Balance at September 30, 2007	$7.27	1,723,200	$8.41	686,000

The weighted average option prices for the 2,409,200 and 2,203,200 options outstanding at September 30, 2007 and 2006, were $7.60 and $6.49, respectively. At September 30, 2007, options to purchase an additional 501,800 shares of Company common stock were available for future grants under the various plans.

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three- and nine-month periods ended September 30, 2007 and 2006. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2006, included in our Form 10, which was effective June 27, 2007.
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
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 21 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through September 30, 2007, Reliance Bank has added 16 branch locations in the St. Louis metropolitan area of Missouri and Illinois and has grown its total assets, loans and deposits to $982.1 million, $773.9 million, and $754.7 million, respectively, at September 30, 2007.
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

At September 30, 2007, Reliance Bank’s total assets, total revenues, and net income represented 92.11%, 93.22%, and 132.43%, respectively, of the Company’s consolidated total assets, total revenue, and net income. Reliance Bank, FSB’s total assets, total revenues, and net income represented 7.90%, 7.12%, and (28.39)%, respectively, of the Company’s consolidated totals.
The Company plans to continue building its Reliance Bank branch network in the St. Louis metropolitan area, with two temporary locations moving to permanent branches completed during the third quarter of 2007, and three more branches planned in 2008. The Company has also opened three new branches of Reliance Bank, FSB in southwestern Florida, and plans to add three additional branches next year. The Company’s branch expansion plans are designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida, to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets. Additionally, the Company anticipates opening loan production offices (“LPO’s”) in Houston, Texas and Phoenix, Arizona during the fourth quarter of 2007. The Houston and Phoenix LPO’s are intended to benefit from commercial and residential lending and fee income generation opportunities in these larger and historically higher-growth markets.
The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
The Company’s total consolidated assets increased to $1.066 billion at September 30, 2007, with loans and deposits increasing to $839.0 million and $799.5 million, respectively, primarily as a result of the Company’s continued emphasis on growth to improve its market share. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Six Reliance Bank branches were opened in 2006, one branch was opened in 2005, and four branches were opened in 2004. The Company has sought to staff each new branch location with an experienced commercial lender familiar with that branch’s market area and other experienced banking personnel.
The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of 13 such offerings since its inception and has sold 20,224,779 shares of Company Common Stock for a total of $126.0 million through September 30, 2007.
The Company’s consolidated net income for the nine-month periods ended September 30, 2007 and 2006 totaled $1,694,445 and $2,272,901, respectively. Consolidated net income for the three-month periods ended September 30, 2007 and 2006 totaled $164,198 and $801,515, respectively. After experiencing several consecutive quarters of growth in net income over the corresponding comparable periods, net income for the nine and three-month periods ended September 30, 2007 declined 25.45% and 79.51%, respectively, when compared with the corresponding periods in 2006. While the Company’s consolidated total assets and net interest income have continued to grow, net interest margins have declined due to continued pricing pressures on the Company’s loans and deposits, an increase in the provision for possible loan losses resulting in an increase in nonperforming loans, and a softening in the real estate markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
Net interest income for the nine-month periods ended September 30, 2007 and 2006 totaled $19,129,603 and $15,852,573, respectively. Net interest income for the three-month periods ended September 30, 2007 and 2006 totaled $6,739,978 and $5,517,214, respectively. This growth in net interest income resulted from the growth in interest income on an increasing level of interest-earning assets during this time period, with an increasingly proportionate share of such interest-earning assets being comprised of loans, which are the Company’s highest interest-earning assets. Holding down the net interest income earned by the Company during these periods was an increasing cost of funds on an increasing total of interest-bearing liabilities.
The softening of the real estate market that has occurred in recent months on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed in prior years. As a result, the Company has experienced an increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $10.4 million at September 30, 2007, compared with $6.0 at December 31, 2006 and

$4.1 million at September 30, 2006. The reserve for possible loan losses as a percentage of net outstanding loans was 1.06% at September 30, 2007, compared with 1.06% at December 31, 2006 and 1.12% at September 30, 2006. Net charge-offs for the nine months ended September 30, 2007 totaled $615,474 compared with $108,203 for the nine months ended September 30, 2006. The provision for possible loan losses charged to expense for the nine months ended September 30, 2007 and 2006 was $2,405,000 and $1,475,000, respectively, and $1,515,000 and $525,000 for the three months ended September 30, 2007 and 2006, respectively. The increase in the provision for loan losses in the third quarter of 2007 was a direct reaction to the softening real estate market. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management”.
As the Company has grown its assets, the total of noninterest income has grown and new products have been introduced. Total noninterest income for the nine-month periods ended September 30, 2007 and 2006 was $1,276,336 and $838,969, respectively, and $413,614 and $395,635 for the three-month periods ended September 30, 2007 and 2006, respectively.
During 2006, the Company established a fixed rate mortgage lending operation to arrange for long-term fixed rate commercial real estate financing with institutional investors. Such transactions resulted in commission income of $418,825 and $268,938 for the nine-month periods ended September 30, 2007 and 2006, respectively, and $100,500 and $195,000 for the three-month periods ended September 30, 2007 and 2006, respectively. Residential mortgage lending operations (in which fixed rate loans are originated and sold in the secondary market) were also expanded in 2007. Total income from these secondary market activities was $180,956 and $137,434 for the nine-month periods ended September 30, 2007 and 2006, respectively, and $48,256 and $53,861 for the three-month periods ended September 30, 2007 and 2006, respectively. Deposit service charge income also increased due to a larger deposit base.
Noninterest expenses have increased significantly during the three and nine-month periods ended September 30, 2007 and 2006, resulting from the Company’s branch expansion program.
The Company’s effective tax rate for the nine-month periods ended September 30, 2007 and 2006 was 22.23% and 29.61%, respectively. The decrease in effective tax rates during 2007 is a result of an increasing level of tax-exempt interest income.
The Company’s basic and diluted earnings per share for the three and nine-month periods ended September 30, 2007 and 2006 reflect the Company’s focus on growth in equity ownership and total assets, loans and deposits, with less of an emphasis on short-term earnings per share. Basic and fully-diluted earnings per share were $0.08 and $0.12 per share for the nine-month periods ended September 30, 2007 and 2006, respectively. Basic and fully-diluted earnings per share for the three-month periods ended September 30, 2007 and 2006 were $0.04 and $0.01 per share, respectively.
Following are certain of the Company’s ratios generally followed in the banking industry for the three- and nine-month periods ended September 30, 2007 and 2006:

	As of and for the		As of and for the
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Percentage of net income to:
Average total assets	0.23%	0.40%	0.06%	0.39%
Average stockholders’ equity	1.71%	2.84%	0.47%	2.85%
Percentage of common dividends declared to net income per common share	—	—	—	—
Percentage of average stockholders’ equity to average total assets	13.52%	13.94%	13.35%	13.79%

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2006 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10, which became effective June 27, 2007. Management believes there have been no material changes to our critical accounting policies during the third quarter of 2007.
Results of Operations for the Three and Nine-Month Periods Ended September 30, 2007 and 2006
Net Interest Income
The Company’s net interest income increased $3,277,030 (20.67%) to $19,129,603 for the nine-month period ended September 30, 2007, from the $15,852,573 earned for the nine-month period ended September 30, 2006. The Company’s net interest margin for the nine-month periods ended September 30, 2007 and 2006 was 2.80% and 2.94%, respectively. Net interest income increased $1,222,764 (22.16%) to $6,739,978 for the three-month period ended September 30, 2007 from the $5,517,214 earned during the three-month period ended September 30, 2006. The Company’s net interest margin for the three-month periods ended September 30, 2007 and 2006 was 2.76% and 2.90%, respectively.
Average earning assets for the first nine months of 2007 increased $196,864,169 (26.83%) to $930,569,829 from the level of $733,705,660 for the first nine months of 2006. Average earning assets for the third quarter of 2007 increased $207,268,920 (26.82%) to $980,202,823 from the level of $772,933,903 for the third quarter of 2006. This strong growth in interest earning assets was primarily due to the growth in the loan portfolio. Total average loans for the first nine months of 2007 increased $214,399,100 (41.07%) to $736,408,179 from the level of $522,009,079 for the first nine months of 2006. Total average loans for the third quarter of 2007 increased $241,987,068 (43.13%) to $803,079,558 from the level of $561,092,490 for the third quarter of 2006. The Company’s expanding branch program and practice of adding an experienced commercial lender at each new branch were the primary reasons for the strong growth in the Company’s loan portfolio during these periods. The increase in the level of nonperforming loans at September 30, 2007 has significantly offset the gains in interest income arising from the growth of the loan portfolio. For the nine months ended September 30, 2007, interest income which would have been earned on nonperforming loans had the accrual of interest not been discontinued totaled $762,990, compared with $337,673 of such foregone interest experienced for the nine months ended September 30, 2006.
Total average investment securities for the first nine months of 2007 decreased $19,543,472 (9.66%) to $182,831,616 from the level of $202,375,088 for the first nine months of 2006. Total average investment securities for the third quarter of 2007 decreased $32,556,968 (15.67%) to $175,254,044 from the level of $207,811,012 for the third quarter of 2006. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipality deposits over $100,000, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $157 million at September 30, 2007. Historically, as the Company’s deposits have grown, a certain percentage of such deposits has been invested in investment securities for these specific purposes. The decrease in average investment securities in 2007 resulted from an inverted yield curve which has not provided many attractive rates at which to invest excess funds on a longer-term basis. Accordingly, funds from maturing investments have been used to partially fund loan growth levels in excess of deposit growth.
Average short-term investments can fluctuate significantly from day to day based on the collected balances of customer deposits, loan demand, investment security maturities, etc. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the nine-month periods ended September 30, 2007 and 2006 were $11,330,034 and $9,321,493, respectively. The average balances of such short-term investments for the quarters ended September 30, 2007 and 2006 were $1,869,221 and $4,030,401, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. Average loans as a percentage of average earning assets were 79.14% for the first nine months of 2007, compared to 71.15% for the first nine months of 2006. Average loans as a percentage of average earning assets were 81.93% for the third quarter of 2007, compared with 72.59% for the third quarter of 2006.
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
Total average interest-bearing deposits for the first nine months of 2007 were $722,792,943, an increase of $131,856,155 (22.31%) from the level of $590,936,788 for the first nine months of 2006. Total average interest-bearing deposits for the third quarter of 2007 were $740,686,371, an increase of $122,525,929 (19.82%) from the level of $618,160,442 for the third quarter of 2006. This increase in deposits resulted from the Company’s aggressive branch expansion and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. The average balances for such borrowings for the first nine months of 2007 and 2006 totaled $42,884,853 and $16,305,829, respectively. The average balances of such borrowings for the third quarters of 2007 and 2006 totaled $57,607,906 and $21,271,565, respectively. Securities sold under sweep repurchase agreements continued to grow during the third quarter of 2007, providing a stable source of funding from certain of the Company’s larger depositors. As more depositors are added to the Company’s deposit portfolio, the increased use of these sweep repurchase agreements is expected to continue as a viable funding source. Daily/overnight funds are used for short-term liquidity purposes as a less expensive alternative to the intensely competitive deposit market. The Company also uses longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances grew $17,189,377 (120.21%) to $31,489,377 for the first nine months of 2007, compared with $14,300,000 for the first nine months of 2006. The average balance of Federal Home Loan Bank advances grew $28,145,652 (196.82%) to $42,445,652 for the third quarter of 2007, compared with the $14,300,000 average balance for the third quarter of 2006.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average deposits:
Noninterest-bearing	5.36%	5.40%	5.14%	5.07%

Interest-bearing:
Transaction accounts	19.66	12.10	18.34	9.65
Savings	6.72	13.15	7.37	18.83
Time deposits of $100,000 or more	23.86	22.29	26.60	21.08
Other time deposits	33.14	41.91	33.70	40.70

Total average interest-bearing deposits	83.38	89.45	86.01	90.26

Total average deposits	88.74	94.85	91.15	95.33

Average short-term borrowings:
Sweep repurchase agreements	3.15	3.00	3.27	2.45
Daily/overnight funds purchased	3.34	0.08	1.83	0.04

Total average short-term borrowings	6.49	3.08	5.10	2.49
Average longer-term advances from Federal Home Loan Bank	4.77	2.07	3.75	2.18

	100.00%	100.00%	100.00%	100.00%

The composition of the Company’s deposit portfolio will fluctuate as new branches are added, which will serve to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories, as will the introduction of new deposit products in the market. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has not been achieved. Over the past two years, the Company modified its pricing strategies on its savings (reducing rates) and transaction accounts (raising rates) products, resulting in a significant shift in mix from savings to interest-bearing transaction accounts. For the first nine months of 2007 and 2006, the Company’s most significant funding source has continued to be certificates of deposit, which comprised 60.30% of total average funding sources during the first nine months of 2007, as compared with 61.78% during the first nine months of 2006. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates.
The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Change From Third Quarter of 2006			Change from First Nine Months of 2006
	to Third Quarter of 2007 Due to			to First Nine Months of 2007 Due to
	Volume	Yield/		Volume	Yield/
	(1)	Rate (2)	Total	(1)	Rate (2)	Total
Interest income:
Loans	$4,357,887	(56,848)	4,301,039	11,587,284	801,483	12,388,767
Investment securities:
Taxable	(485,583)	73,186	(412,397)	(1,056,078)	470,346	(585,732)
Exempt from Federal taxes	102,214	(54,129)	48,085	431,897	18,095	449,992
Short-term investments	(35,119)	16,391	(18,728)	73,763	83,836	157,599

Total interest income	3,939,399	(21,400)	3,917,999	11,036,866	1,373,760	12,410,626

Interest expense:
Interest bearing transaction accounts	1,003,639	32,681	1,036,320	2,870,353	617,485	3,487,838
Savings accounts	(261,249)	(184,637)	(445,886)	(1,461,641)	(333,790)	(1,795,431)
Time deposits of $100,000 or more	792,246	(506,519)	285,727	3,240,001	203,472	3,443,473
Other time deposits	42,525	914,471	956,996	504,038	1,735,813	2,239,851

Total deposits	1,577,161	255,996	1,833,157	5,152,751	2,222,980	7,375,731
Federal funds purchased and repurchase agreements	420,844	163,980	584,824	977,084	117,310	1,094,394
Long-term borrowings	323,059	1,089	324,148	578,249	(6,491)	571,758

Total interest expense	2,321,064	421,065	2,742,129	6,708,084	2,333,799	9,041,883

Net interest income	$1,618,335	(442,465)	1,175,870	4,328,782	(960,039)	3,368,743

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.

NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the nine months ended September 30, 2007 and 2006 was $2,405,000 and $1,475,000, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended September 30, 2007 and 2006 was $1,515,000 and $525,000, respectively. Net charge-offs for the nine months ended September 30, 2007 and 2006 totaled $615,474 and $108,203, respectively. Net charge-offs for the three-month periods ended September 30, 2007 and 2006 totaled $161,614 and $16,956, respectively. The increased level of charge-offs in 2007 include the foreclosure and charge-off of a long-standing problem credit relationship, which comprised $274,400 of the total charge-offs incurred in the first nine months of 2007. At September 30, 2007 and 2006, the reserve for possible loan losses as a percentage of net outstanding loans was 1.06% and 1.12%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 100.83% and 158.86% at September 30, 2007 and 2006, respectively. The softening of the real estate market has resulted in an increase in the level of nonperforming loans and a higher provision for loan losses in the third quarter of 2007. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
Noninterest Income
Total noninterest income for the nine months ended September 30, 2007 increased $437,367 (52.13%) to $1,276,336 from the $838,969 earned during the nine months ended September 30, 2006. Total noninterest income for the third quarter of 2007 increased $17,979 (4.54%) to $413,614 from the $395,635 earned for the third quarter of 2006. The primary reason for this increase was the establishment of a commercial real estate brokerage department at Reliance Bank during the first quarter of 2006. The department earned commission income of $418,825 and $268,938 for the nine-month periods ended September 30, 2007 and 2006, respectively, and $100,500 and $195,000 for the third quarters of 2007 and 2006, respectively. Commissions are earned by this department for arranging long-term, fixed rate commercial real estate financing for customers with institutional investors. Additionally, secondary market residential mortgage fee income for the first nine months of 2007 increased $43,522 (31.67%) compared to the first nine months of 2006, due to increased residential mortgage originations from staffing additions to the mortgage origination staff. These secondary market originators make long-term, fixed rate residential loans which are then sold into the secondary market. Although this business is presently depressed on a national scale, the Banks were relatively late entrants into the business, and have increased their presence in the local markets during 2007.
Noninterest Expense
Noninterest expense increased $3,834,787 (31.99%) to $15,822,170 for the first nine months of 2007 from the $11,987,383 incurred for the first nine months of 2006. Noninterest expense increased $1,276,942 (29.90%) for the third quarter of 2007 to $5,547,260 from the $4,270,318 incurred during the third quarter of 2006. Most of the categories of noninterest expense increased due to the addition of eight new branches during 2006 and 2007 (along with the opening of Reliance Bank, FSB in 2006). The largest single component of the increase in noninterest expense for the first nine months and third quarter of 2007 was the category of salaries and employee benefits. Total personnel costs increased $2,054,158 (28.48%) to $9,266,254 for the first nine months of 2007 from the $7,212,096 incurred for the first nine months of 2006. Total personnel costs increased $622,308 (23.61%) for the third quarter of 2007 to $3,258,328 from the $2,636,020 of personnel costs incurred for the third quarter of 2006. The Company’s aggressive branch expansion program includes the hiring of personnel in each location with strong banking skills, including a seasoned commercial lender in each location.
The increased number of branches resulted in a growing level of occupancy and equipment expenses (including leases for temporary facilities during construction) during the first nine months and third quarter of 2007 compared with the first nine months and third quarter of 2006. Total occupancy and equipment expenses increased $733,953 (43.94%) to $2,404,268 for the first nine months of 2007 from the $1,670,315 incurred for the first nine months of 2006. Total occupancy and equipment expenses increased $205,372 (32.99%) to $827,839 for the third quarter of 2007 from the $622,467 incurred in the third quarter of 2006.
Total data processing expenses for the first nine months of 2007 increased $315,125 (42.95%) to $1,048,903 from the $733,778 incurred for the first nine months of 2006. Total data processing expenses for the third quarter of 2007 increased $111,450 (39.54%) to $393,291 for the third quarter of 2007, as compared with the $281,841 of expenses incurred for the third quarter of 2006. The increased number of customer accounts and additional new products offered have resulted in this increase in data processing expenses.
Total professional fees increased $168,497 (94.30%) for the first nine months of 2007 to $347,171 from the $178,674 incurred for the first nine months of 2006. Total professional fees increased $56,871 (88.51%) for the third quarter of 2007 to $121,126 from the $64,255 incurred for the third quarter of 2006. Increased audit and legal costs and filing fees relating to the Company’s SEC registration and overall growth resulted in such increases.
Income Taxes
Applicable income tax expenses totaled $484,324 and $956,258 for the nine-month periods ended September 30, 2007 and 2006, respectively. The effective tax rates for the nine-month periods ended September 30, 2007 and 2006 were 22.23% and 29.61%, respectively. The decline in the effective tax rate is primarily a result of an increasing level of investment income that is exempt from Federal income taxes.
Financial Condition
Total assets of the Company grew $165,219,738 (18.34%) in the first nine months of 2007 to $1,066,018,947 at September 30, 2007, from the level of $900,799,209 at December 31, 2006. This growth resulted from the Company’s continued emphasis on increasing its market share of loans and deposits with its aggressive branch expansion program, a strong capital base, and competitive pricing of banking products.
Total deposits of Reliance Bancshares, Inc. grew $120,867,782 (17.81%) in the first nine months of 2007 to $799,464,787 at September 30, 2007, from the level of $678,597,005 at December 31, 2006. This growth in deposits resulted from the Company’s aggressive branch expansion program and competitive pricing on deposit products.
Short-term borrowings at September 30, 2007 increased $1,858,385 (2.64%) to $72,320,906 from the level of $70,462,521 at December 31, 2006, as funding requirements for strong loan growth exceeded deposit growth and a decrease in the investment portfolio. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends; however, the Company increased its overall use of short-term borrowings as a funding source in 2006 and 2007, as the competition for deposits intensified with several new banks entering the St. Louis metropolitan and southwestern Florida markets. Longer-term borrowings have also increased during 2007. At September 30, 2007, total longer-term advances from the Federal Home Loan Bank were $50,000,000, as compared with $24,300,000 at December 31, 2006. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Total loans increased $171,390,193 (25.67%) in the first nine months of 2007 to $839,091,832 at September 30, 2007, from the level of $667,701,639 at December 31, 2006. Company management has emphasized the need to grow the loan portfolio to improve the Company’s net interest margin, without however, sacrificing the quality of the Company’s assets. This emphasis is supported by the inclusion of a seasoned commercial lending officer at each of the Banks’ branches.
Investment securities, all of which are maintained as available-for-sale, decreased $19,036,918 (9.92%) in the first nine months of 2007 to $172,829,382 at September 30, 2007, from the level of $191,866,300 at December 31, 2006. The Company’s investment securities will normally grow as the level of deposits grow; however, an inverted yield curve has provided less attractive rates for investment in longer term investments. Accordingly, the

Company has chosen to allow investments to mature unreinvested, with the proceeds used to partially fund the Company’s loan growth initiatives.
The capitalization of the Company has remained extremely strong since its initial capitalization in 1998. Total capital at September 30, 2007 was $138,658,449, which computes to a capital-to-asset percentage of 13.01%. Since its inception, the Company has had 13 separate private placement offerings of its Common Stock to accredited investors.
The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Nine Months Ended September 30, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$736,408,179	75.22%	$39,871,198	7.24%
Investment securities:
Taxable	145,699,487	14.88	5,222,663	4.79
Exempt from Federal income taxes (3)	37,132,129	3.79	1,502,981	5.41
Short-term investments	11,330,034	1.16	464,935	5.49

Total earning assets	930,569,829	95.05	47,061,777	6.76

Nonearning assets:
Cash and due from banks	9,806,640	1.01
Reserve for possible loan losses	(7,411,018)	(0.76)
Premises and equipment	36,260,504	3.70
Other assets	10,780,453	1.10
Available-for-sale investment market valuation	(991,940)	(0.10)

Total nonearning assets	48,444,639	4.95

Total assets	$979,014,468	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$154,148,693	15.74%	5,075,113	4.40%
Savings	61,939,351	6.33	1,445,951	3.12
Time deposits of $100,000 or more	223,509,035	22.83	8,478,971	5.07
Other time deposits	283,195,864	28.93	9,884,785	4.67

Total interest -bearing deposits	722,792,943	73.83	24,884,820	4.60
Long-term borrowings	31,489,377	3.22	1,057,913	4.49
Federal funds purchased and securities sold under repurchase agreements	42,884,853	4.38	1,605,876	5.01

Total interest -bearing liabilities	797,167,173	81.43	27,548,609	4.62

Noninterest-bearing deposits	43,199,115	4.41
Other liabilities	6,243,834	0.64

Total liabilities	846,610,122	86.48
STOCKHOLDERS’ EQUITY	132,404,346	13.52

Total liabilities and stockholders’ equity	$979,014,468	100.00%

Net interest income			$19,513,168

Net yield on earning assets				2.80%

(Continued)

	Nine Months Ended September 30, 2006
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$522,009,079	68.08%	$27,482,431	7.04%
Investment securities:
Taxable	175,923,893	22.94	5,808,395	4.41
Exempt from Federal income taxes (3)	26,451,195	3.45	1,052,989	5.32
Short-term investments	9,321,493	1.21	307,336	4.41

Total earning assets	733,705,660	95.68	34,651,151	6.31

Nonearning assets:
Cash and due from banks	7,932,820	1.03
Reserve for possible loan losses	(5,860,838)	(0.76)
Premises and equipment	25,113,669	3.28
Other assets	8,727,133	1.14
Available-for-sale investment market valuation	(2,816,008)	(0.37)

Total nonearning assets	33,096,776	4.32

Total assets	$766,802,436	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$63,206,588	8.24%	1,587,275	3.36%
Savings	123,288,245	16.08	3,241,382	3.52
Time deposits of $100,000 or more	137,970,766	17.99	5,035,498	4.88
Other time deposits	266,471,189	34.76	7,644,934	3.84

Total interest -bearing deposits	590,936,788	77.07	17,509,089	3.96
Long-term borrowings	14,300,000	1.86	486,155	4.55
Federal funds purchased and securities sold under repurchase agreements	16,305,829	2.13	511,482	4.19

Total interest -bearing liabilities	621,542,617	81.06	18,506,726	3.98

Noninterest-bearing deposits	33,146,060	4.32
Other liabilities	5,203,751	0.68

Total liabilities	659,892,428	86.06
STOCKHOLDERS’ EQUITY	106,910,008	13.94

Total liabilities and stockholders’ equity	$766,802,436	100.00%

Net interest income			$16,144,425	2.94%

(Continued)

	Three Months Ended September 30, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$803,079,558	77.76%	$14,454,674	7.14%
Investment securities:
Taxable	136,710,657	13.24	1,636,356	4.75
Exempt from Federal income taxes (3)	38,543,387	3.73	472,241	4.86
Short-term investments	1,869,221	0.19	34,568	7.34

Total earning assets	980,202,823	94.92	16,597,839	6.72

Nonearning assets:
Cash and due from banks	10,721,633	1.04
Reserve for possible loan losses	(7,738,045)	(0.75)
Premises and equipment	40,360,578	3.91
Other assets	10,841,953	1.04
Available-for-sale investment market valuation	(1,684,677)	(0.16)

Total nonearning assets	52,501,442	5.08

Total assets	$1,032,704,265	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$174,639,435	16.91%	1,926,818	4.38%
Savings	59,654,478	5.78	439,850	2.93
Time deposits of $100,000 or more	211,946,138	20.52	2,693,732	5.04
Other time deposits	294,446,320	28.51	3,476,364	4.68

Total interest – bearing deposits	740,686,371	71.72	8,536,764	4.57
Long-term borrowings	42,445,652	4.11	486,992	4.55
Federal funds purchased and securities sold under repurchase agreements	57,607,906	5.58	751,558	5.18

Total interest -bearing liabilities	840,739,929	81.41	9,775,314	4.61

Noninterest-bearing deposits	47,582,506	4.61
Other liabilities	6,487,530	0.63

Total liabilities	894,809,965	86.65
STOCKHOLDERS’ EQUITY	137,894,300	13.35

Total liabilities and stockholders’ equity	$1,032,704,265	100.00%

Net interest income			$6,822,525

Net yield on earning assets				2.76%

(Continued)

	Three Months Ended September 30, 2006
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$561,092,490	69.38%	$10,153,635	7.18%
Investment securities:
Taxable	177,288,658	21.92	2,048,753	4.58
Exempt from Federal income taxes (3)	30,522,354	3.77	424,156	5.51
Short-term investments	4,030,401	0.50	53,296	5.25

Total earning assets	772,933,903	95.57	12,679,840	6.51

Nonearning assets:
Cash and due from banks	7,880,252	0.97
Reserve for possible loan losses	(6,284,168)	(0.78)
Premises and equipment	27,301,364	3.38
Other assets	10,098,531	1.25
Available-for-sale investment market valuation	(3,183,032)	(0.39)

Total nonearning assets	35,812,947	4.43

Total assets	$808,746,850	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$83,598,534	10.34%	890,498	4.23%
Savings	90,892,125	11.24	885,736	3.87
Time deposits of $100,000 or more	154,025,494	19.04	2,408,005	6.20
Other time deposits	289,644,289	35.81	2,519,368	3.45

Total interest – bearing deposits	618,160,442	76.43	6,703,607	4.30
Long-term borrowings	14,300,000	1.77	162,844	4.52
Federal funds purchased and securities sold under repurchase agreements	21,271,565	2.63	166,734	3.11

Total interest -bearing liabilities	653,732,007	80.83	7,033,185	4.27

Noninterest-bearing deposits	37,327,553	4.62
Other liabilities	6,149,514	0.76

Total liabilities	697,209,074	86.21
STOCKHOLDERS’ EQUITY	111,537,776	13.79

Total liabilities and stockholders’ equity	$808,746,850	100.00%

Net interest income			$5,646,655

Net yield on earning assets				2.90%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2006, included in our Form 10, which was effective June 27, 2007.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

Risk Management
Management’s objective in structuring the balance sheet is to maximize the return on average assets while minimizing the associated risks. The major risks concerning the Company are credit, liquidity and interest rate risks. The following is a discussion concerning the Company’s management of these risks.
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
Prior to 2007, the Company’s banking subsidiaries had incurred a minimal level of charge-offs, when compared with the volume of loans generated; however, during the first nine months of 2007, the Banks incurred net charge-offs of $615,474, compared to $108,203 for the first nine months of 2006. The Company’s banking subsidiaries had no loans to any foreign countries at September 30, 2007 and 2006, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies. Additionally, the Company had no other interest-earning assets which were considered to be risk-element assets at September 30, 2007 and 2006.
The softening of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s non-performing assets. At September 30, 2007 and 2006, nonperforming loans totaled $8,817,000 and $4,142,000, respectively, comprised of nonaccrual loans of $8,414,000 and $4,008,000, respectively, and loans 90 days delinquent and still accruing interest of $403,000 and $134,000, respectively. Nonperforming loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments, unless the loans are well secured and in process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.
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
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $1,612,000 and $0 at September 30, 2007 and 2006, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest.
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
At September 30, 2007 and 2006, the reserve for possible loan losses was $8,890,557 and $6,579,829, respectively, or 1.06% and 1.12% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the nine-month periods ended September 30, 2007 and 2006. Bank management believes that the diligent underwriting process implemented at the Company’s inception and consistently applied throughout the Company’s existence will allow for continued maintenance of adequate asset quality, requiring only a minimum reserve for exposure therein.

	Nine-Month Periods Ended September 30,
	2007	2006
	(in thousands of dollars)
Average loans outstanding	$736,408	522,009

Reserve at beginning of year	7,101	5,213
Provision for possible loan losses	2,405	1,475

	9,506	6,688

Charge-offs:
Commercial loans:
Real estate	(317)	—
Other	(36)	(19)
Real estate:
Construction	—	(3)
Residential	(280)	(73)
Consumer	(24)	(26)
Overdrafts	(1)	—

Total charge-offs	(658)	(121)

Recoveries:
Commercial loans:
Real estate	10	—
Other	19	—
Real estate:
Construction	—	—
Residential	13	9
Consumer	—	4
Overdrafts	1	—

Total recoveries	43	13

Reserve at end of period	$8,891	6,580

Net charge-offs to average loans	0.11%	0.03%

Ending reserve to net outstanding loans at end of period	1.06%	1.12%

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
The Company has been in existence since 1999 and, while significant loan growth has been achieved, the Company still has experienced a low level of charge-offs, in comparison to its peers. Additionally, during the first three years of operation, Reliance Bank had to maintain its reserve for possible loan losses at a minimum of 1% of net outstanding loans. Reliance Bank, FSB, which opened in 2006, is operating under a similar regulatory requirement. The Company has sought to maintain this 1% reserve level since the Company’s inception, despite a history of low charge-offs. The unallocated reserve is based on factors that cannot necessarily be associated with a specific loan or loan category. Management focuses on the following factors and conditions:
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
While the Company has no significant specific industry concentration risk, analysis showed that over 90% of the loan portfolio was dependent on real estate collateral at September 30, 2007, including commercial real estate, residential real estate, and construction and land development loans. The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.

Additionally, the Company continues to be committed to a strategy of acquiring relationships with larger commercial and industrial companies. Management believed it was prudent to increase the percentage of the unallocated reserve to cover the risks inherent in the higher average loan size of these relationships.
As noted above, nonperforming loans increased significantly during the nine months ended September 30, 2007, due to a softening real estate market in the St. Louis metropolitan and southwestern Florida area.
At September 30, 2006, nonperforming loans totaled $4,142,000, the largest components of which were comprised of the following loan relationships:
•	Commercial and residential real estate loans totaling approximately $1.2 million to a small business owner whose various businesses had been struggling for some time. Additional nonaccrual loans related to this borrower of $1.4 million were added to the Company’s nonperforming loans in the fourth quarter of 2006. The Company foreclosed on the various properties during the first quarter of 2007 and incurred charge-offs of $274,740 on this relationship.

•	A construction loan in the amount of $1.775 million collateralized by construction property and other properties pledged as collateral by the borrower. This loan was paid off in the fourth quarter of 2006.
At December 31, 2006, nonperforming loans grew an additional $1,006,000 to $5,148,000, the largest components of which were comprised of the following loan relationships:
•	Commercial and residential real estate loans totaling approximately $2.6 million to the aforementioned small business owner whose various businesses had been struggling for some time. As noted above, the Company foreclosed on these properties in the first quarter of 2007.

•	Loans totaling approximately $764,000 to an Illinois real estate investor for several single family residential rental properties. This real estate investor declared bankruptcy in November 2006 after several properties incurred significant storm damage. The Company charged off $100,000 on this credit relationship in the fourth quarter of 2006 and foreclosed on these properties in 2007. Prior to foreclosure, the Company incurred an additional $64,000 charge-off on these loans.
At September 30, 2007, nonperforming loans grew an additional $3,669,000 to $8,817,000, the largest components of which were primarily comprised of the following loan relationships:
•	Loans totaling approximately $5.6 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. These loans are secured by commercial real estate properties in southwestern Florida for which the values have declined. The Company has allocated $280,000 of the reserve for possible loan losses for these loans, based on current appraisals of the properties.

•	Three loans to a Florida-based home builder totaling approximately $781,000, originally to fund the construction of three homes for re-sale. These loans are in process of foreclosure, and the Company has allocated $80,000 of the reserve for possible loan losses for these loans, based on current appraisals of the properties.
Additionally, during the fourth quarter of 2007, the Company placed certain loans made to a St. Louis area residential developer on nonaccrual status. The Company presently has approximately $5.6 million of outstanding loans to this residential developer, including $1.2 million secured by single family display and pre-sold construction homes, and $4.4 million secured by improved lots on which homes have yet to be built. On November 1, 2007, the Company placed $4.4 million of this relationship on nonaccrual status. The Company has allocated $130,000 of the reserve for possible loan losses for this loan relationship, based on current appraised values of the properties securing the various loans.
During this period of a softening real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers, and has often had to offer a lower interest rate on such loans to maintain the quality of the loan portfolio. Given the collateral margins maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at September 30, 2007; however, should the residential real estate market continue to soften, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $172,829,382 at September 30, 2007), and borrowing capabilities through correspondent banks and the Federal Home Loan Bank. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
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
As of September 30, 2007, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at September 30, 2007 are presented in the following table:

					To Be a Well
					Capitalized Bank
					Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands of dollars)
Total capital (to risk-weighted assets)
Consolidated	$146,440	15.16%	$77,281	8.00%	N/A	N/A
Reliance Bank	107,114	11.98%	71,508	8.00%	$89,386	10.00%
Reliance Bank, FSB	20,521	25.08%	6,545	8.00%	8,182	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$137,549	14.24%	$38,641	4.00%	N/A	N/A
Reliance Bank	99,459	11.13%	35,754	4.00%	$53,631	6.00%

					To Be a Well
					Capitalized Bank
					Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands of dollars)
Reliance Bank, FSB	19,496	23.83%	3,273	4.00%	4,909	6.00%
Tier 1 capital (to average assets)
Consolidated	$137,549	13.34%	$41,255	4.00%	N/A	N/A
Reliance Bank	99,459	10.39%	38,292	4.00%	$47,864	5.00%
Reliance Bank, FSB	19,496	23.08%	3,378	4.00%	4,223	5.00%
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
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At September 30, 2007, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
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
The required contractual obligations and other commitments at September 30, 2007 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$9,499,259	638,828	2,103,300	6,757,131
Time deposits	552,419,377	492,223,079	60,154,105	42,193
Federal Home Loan Bank borrowings (including overnight advances)	67,500,000	17,500,000	35,000,000	15,000,000
Commitments to extend credit	310,739,977	65,381,992	192,662,481	52,695,504
Standby letters of credit	6,606,423	5,832,193	474,230	300,000
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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) Share-based Payments (“FAS 123R”). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. FAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.

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

The weighted average fair values of options granted thusfar in 2007 was $3.87 for an option to purchase one share of Company Common Stock; however, the Company has only been in existence since July 24, 1998, and the Company’s Common Stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s Common Stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted thus far in 2007, including 0-20% volatility in the Company’s Common Stock, no dividends paid on the Common Stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the five-year Treasury rate. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.

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

•	In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

•	In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument by instrument, with a few exceptions; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments.

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
Part I – Item 3 – Quantitative and Qualitative Disclosures About Market Risk
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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of September 30, 2007, individually and cumulatively, through various time horizons (in thousands of dollars):

	Remaining Maturity if Fixed Rate,
	Earliest Possible Repricing Interval if Floating Rate
	3	Over 3	Over 1
	months	months	year
	or	through	through	Over 5
	less	12 months	5 years	years	Total
Interest-earning assets
Loans	$204,596	$130,918	$466,779	$36,799	$839,092
Investment securities, at fair value	29,334	23,285	89,433	30,777	172,829
Other interest-earning assets	138	—	—	—	138

Total interest-earning assets	$234,068	$154,203	$556,212	$67,576	$1,012,059

Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$234,628	—	—	—	$234,628
Time deposits of $100,000 or more	59,078	133,789	18,243	—	211,110
All other time deposits	61,155	207,693	38,697	42	307,587
Nondeposit interest-bearing liabilities	66,667	5,654	35,000	15,000	122,321

Total interest-bearing liabilities	$421,528	$347,136	$91,940	$15,042	$875,646

Gap by period	$(187,460)	$(192,933)	$464,272	$52,534	$136,413

Cumulative gap	$(187,460)	$(380,393)	$83,879	$136,413	$136,413

Ratio of interest-sensitive assets to interest-sensitive liabilities	0.56	0.44	6.05	4.49	1.16

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.56	0.50	1.10	1.16	1.16

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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at September 30, 2007 indicate that the Company’s fair market value of equity would increase 0.5%, 0.5%, and 0.3%, from an immediate and sustained parallel decrease in interest rates of 100, 200, and 300 basis points, respectively, and decrease 1.8%, 3.7%, and 5.6%, from a corresponding increase in interest rates of 100, 200, and 300 basis points, respectively.

Part I – Item 4T – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of September 30, 2007.
Changes in Internal Control Over Financial Reporting
There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Part II – Item 1 – Legal Proceedings
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
Part II – Item 1A – Risk Factors
There have not been any material changes in the risk factors as disclosed in the Company’s Form 10 registration statement, as amended.

Part II – Item 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) During the quarter ended September 30, 2007, we sold the following shares of our Class A Common Stock in a private placement equity offering various accredited investors. These transactions were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended (the “Act”). All of the transactions involved the issuance of shares of our Common Stock to investors meeting the SEC’s definition of “accredited investor” set forth in Rule 501 under the Act. None of the transactions involved underwriters or broker-dealers. Therefore, there was no underwriting discounts or commissions and we received full gross proceeds of the offerings.

Date	Price	Number of Shares	Proceeds
July 1, 2007 to September 30, 2007	$15.00	25,601	$384,015
From July 1, 2007 through September 30, 2007, we issued the following 16,000 shares of our Class A Common Stock upon the exercise of options to purchase such Common Stock granted to certain non-executive employees under various stock option plans and exempt from registration pursuant to Rule 701 promulgated under the Act. All 16,000 shares issued upon the exercise of options were subsequently repurchased by the Company.

	Number of Shares
Date	Issued Upon Exercise	Exercise Price	Proceeds
July 16, 2007	5,000	$4.6875	$22,000
July 16, 2007	1,000	$9.50	$9,500
July 26, 2007	6,000	$5.375	$38,500
August 17, 2007	2,000	$3.50	$49,500
August 17, 2007	2,000	$4.8125	$34,000
The table below contains information regarding the grant of options to purchase the Company’s Common Stock to directors, officers and employees of the Company and its subsidiaries, generally pursuant to the Company’s Incentive and Non-Qualified Stock Option Plans during the quarter ended September 30, 2007. The grants of such options were exempt from registration pursuant to Rule 701 promulgated under the Act.

	Number of	Exercise
Date	Options	Price	Date Exercisable	Expiration Date
July 18, 2007	38,000 Incentive	$15.00	July 18, 2008 — 12,664;	November 16,
	Stock Options		July 18, 2009 — 12,664;	2015
			July 18, 2010 — 12,672
On September 30, 2007, we sold 3,632 shares of our Common Stock to officers and employees of the Company and our subsidiaries pursuant to our Employee Stock Purchase Plan pursuant to Rule 701 under the Act. Shares were sold at $12.75 per share, which was 85% of the then current private offering price, totalling $46,308 in proceeds.
(c) Repurchases of the Company’s Common Stock during the quarter ended September 30, 2007 were as follows. A total of 36,128 shares were repurchased, consisting of 16,000 shares repurchased from non-executive employees upon the exercise of stock options, 700 shares repurchased from a non-executive employee’s Employee Stock Purchase Plan account, and 19,428 shares repurchased from other shareholders. Repurchases were priced at 80% of the private offering price at the time of exercise, except for the 700 shares under the Employee Stock Purchase Plan, which were at 85%. Of the 36,128 shares repurchased, 26,732 shares were subsequently resold through the private placement and employee stock purchase plan transactions and noted above.

Maximum
Number of
				Total Number of	Shares that May
				Shares	Yet be
				Purchased as	Purchased under
				Part of Publicly	Publicly
	Total Number of			Announced	Announced
	Shares	Average Price		Plans or	Plans or
Period	Purchased	Paid per Share		Programs	Programs
July 1, 2007 to July 31, 2007	12,000		$12.00	0	0
August 1, 2007 through August 31, 2007	4,000		$12.00	0	0
September 1, 2007 through September 30, 2007	19,428 700	$ $	12.00 12.75	0	0
Part II – Item 3 – Defaults Upon Senior Securities
None.
Part II – Item 4 – Submission of Matters to Vote of Security Holders
None.
Part II – Item 5 – Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, where those changes were implemented after the registrant last provided disclosure in response to the requirements of paragraph (c)(2)(iv) or (c)(3) of Item 402 of Regulation S-K.

Part II – Item 6 – Exhibits

Exhibit
Number	Description

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
Chief Executive Officer

By:	/s/ James W. Sullivan
James W. Sullivan
Chief Financial Officer

Date: November 14, 2007