Form 10-K
period 2007-12-31
Reliance Bancshares, Inc.
filed 2008-03-28
CIK 1397771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 00-52588
Reliance Bancshares, Inc.
(Exact name of Registrant as Specified in its Charter)

Missouri	43-1823071
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10401 Clayton Road
Frontenac, Missouri	63131
(Address of Principal Executive Offices)	(ZIP Code)
Registrant’s telephone number, including area code:
(314) 569-7200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class
Class A Common Stock, par value $0.25
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $137,061,856.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,668,272 shares of common stock outstanding as of March  26, 2008.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     Except for the historical information contained in this Annual Report, certain matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Reliance Bancshares, Inc. or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed under Item 1A, “Risk Factors.”
     Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur or, if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.
Item 1. Business
General
     Reliance Bancshares, Inc. (the “Company” or “Reliance”) is a multi-bank holding company that was incorporated in Missouri on July 24, 1998. The Company organized its first subsidiary commercial bank, Reliance Bank, in Missouri, which secured insurance from the Federal Deposit Insurance Corporation (“FDIC”) and began conducting business on April 16, 1999 in Des Peres, Missouri with full depository and loan capabilities. The Company organized an additional subsidiary, Reliance Bank, FSB in Fort Myers, Florida as a federal savings bank after operating as a loan production office of Reliance Bank since 2004. The Company applied for and received a federal charter from the Office of Thrift Supervision (the “OTS”), secured insurance from the FDIC and began conducting business on January 17, 2006. The Company’s two subsidiaries, Reliance Bank and Reliance Bank, FSB, are sometimes referred to as the “Banks.” Unless otherwise indicated, references to the “Company” shall be intended to be references to Reliance Bancshares, Inc. and its subsidiaries.
     On April 27, 2007, the Company filed its Form 10 registration statement with the Securities and Exchange Commission (the “SEC”) pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The effective date of the registration statement was June 26, 2007.
     The Company’s headquarters and executive offices are located at 10401 Clayton Road, Frontenac, Missouri, 63131, (314) 569-7200.
Available Information
     The Company has reserved “www.reliancebancshares.com.” for its future website. Once this website becomes fully functional, all of our future reports required to be filed by Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be available or accessible free of charge, including copies of our future Annual Reports on Form 10-K, future Quarterly Reports on Form 10-Q, future Current Reports on Form 8-K, future Proxy Statements, and any amendments to those reports. All reports will be made available as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also request any materials we file with the SEC from the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C., 20549, or by calling (800) SEC-0330. In addition, our filings with the SEC are electronically available via the SEC’s website at http://www.sec.gov.
     For general information about Reliance Bank and Reliance Bank, FSB, please visit our current websites at www.reliancebankstl.com and www.reliancebankfsb.com, respectively.

2007 Developments
     As of December 31, 2007, Reliance Bank banking locations numbered eighteen (fourteen branches and one freestanding ATM in Missouri and three branches in Illinois), and the total number of Reliance Bank, FSB branches was four. In April, 2007, Reliance Bank received regulatory approval to establish another Illinois branch, which will be located in Edwardsville, and Reliance Bank, FSB received approval for two additional branches in Lee County, Florida. We anticipate the Illinois branch to be operational by the second quarter of 2008 and the Reliance Bank, FSB branches became operational (initially in temporary quarters) during the third and fourth quarters of 2007.
     In November, 2007, Reliance Bank expanded its geographical footprint to the southwestern United States with one Loan Production Office in Houston, Texas, and a second in Phoenix, Arizona. These locations were selected for their growth and continuous increases in both the business and consumer sectors.
     At December 31, 2007, Reliance Bank’s total assets, total revenues, and net income represented 92.56%, 93.06%, and 142.08%, respectively, of the Company’s consolidated total assets, total revenues, and net income. Reliance Bank, FSB’s total assets and total revenues represented 7.56% and 7.24%, respectively, of the Company’s consolidated totals as of and for the year ended December 31, 2007. Reliance Bank, FSB incurred a net loss of $728,004 for the year ended December 31, 2007.
Business Strategy
     Our philosophy is to offer the friendlier, personal service that only a small, personal bank can provide while delivering state of the art banking products and services competitive with the world’s biggest banks. This philosophy is fundamental to our business strategies and operations. We also recognize that our continued growth and expansion relies on the expertise of key executive management, as well as the careful selection and retention of officers and employees Company-wide.
     Both Reliance Bank and Reliance Bank, FSB are community oriented and customer friendly institutions that cater to small and mid-size businesses and individuals with a desire for personal service. We offer a complete array of financial services and products to meet both commercial and individual needs, including a variety of both business and individual interest bearing and non-interest bearing deposit accounts, personal lines of credit, home equity loans and consumer loans.
     In the commercial banking market, we compete successfully with our peers by offering a broad range of business services in areas such as commercial real estate, real estate construction and development, commercial equipment, residential real estate, and lines of credit. In addition, we provide individual banking services such as U. S. savings bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank-by-mail services, direct deposit, remote deposit, on-line banking, and automated teller services. We believe that all of our services are supported by state-of-the-art technology in data processing that is comparable to many larger banks, and we are continually upgrading this technology to meet our customers’ needs. In addition, our subsidiaries may participate in inter-company loan sharing so that the excess of an individual bank’s loan limit may be shared with the other banking subsidiary, given acceptable credit risk, history and industry concentration, resulting in greater customer retention. The Banks have not financed, and do not currently finance, sub-prime mortgage credits.
     Primary responsibility for managing our banking branches lies with the officers of each branch. However, we centralize most of our overall corporate policies, procedures and administrative functions and provide centralized operational and loan administration support functions from our Company headquarters in Frontenac, Missouri.
Market Area and Approach to Geographic Expansion
     Reliance Bank
     In the greater St. Louis Metropolitan Statistical Area, (“MSA”), which includes St. Louis bordering counties in Illinois, Reliance Bank has facilities in eighteen locations, including one freestanding automated teller machine (“ATM”). Reliance Bank strategically chose to, and expects to continue to, locate these branches within six to seven miles of each other so as not to over-saturate any one municipality or area. Still, in any given area, customers are within a few miles of local branches. When choosing branch locations, we also focus on areas that we believe have high growth potential, a high concentration of closely-held businesses and a large number of professionals and executives. Typically, a high growth potential location consists of both commercial and residential development, which provides us with potential commercial and individual customers.
     The St. Louis region, Reliance Bank’s principal market, is ranked the 18th largest MSA in the United States according to the 2000 Census. Investment News reported that in 2005, there were nearly 60,000 privately held businesses and over 80,000 households with investible assets of $1 million or more. The U.S. Bureau of Economic Analysis statistics stated that the St. Louis County per capita personal income increased by 5.6% to $46,207 in 2005, the highest in Missouri, and was 148% of the state average. The Bureau of Labor statistics noted that 16,700 jobs were added between April 2006 and April 2007, for a total of 1,369,000 jobs, in St. Louis County. The U.S. Census Bureau statistics also stated that the population of St. Charles County, Missouri grew by 19.3%, or 54,826 residents, to 338,719 residents from 2000 to 2006. St. Charles County also has a median household income of $65,360. We believe that the St. Louis MSA, along with St. Charles County, has significant growth potential and is a large, concentrated area of professionals and executives.
     In addition, St. Clair and Madison Counties in Illinois have grown to over 260,000 residents each, according to the U.S. Census Bureau information, representing a significant population growth since 2000. Based on these statistics, we feel that the St. Louis metropolitan region, including the surrounding Illinois counties, has potential for significant residential and commercial development, along with an influx of individual customers.
     Reliance Bank, FSB
     The current primary market area of Reliance Bank, FSB is Lee County on the southwest coast of Florida. Reliance Bank, FSB is headquartered in Fort Myers, Florida with the completion of its permanent facility. It has recently obtained approval for branches in two additional Florida locations. During 2007 Reliance Bank, FSB opened three new Florida banking branches.
     Reliance Bank, FSB’s strategy is to expand in Lee County, and Reliance Bank, FSB is considering expansion into Collier County, in southwest Florida, as these areas have experienced high growth rates in recent years. The expansion of Southwest Florida International Airport has generated a 74% increase in total contributions to the region’s economy in the past six years, according to a 2006 Economic Impact Study conducted by the airport consulting firm Ricondo & Associates for the Lee County Port Authority. The U.S. Census Bureau statistics stated that an average of 20,700 people move to Lee County annually, adding an estimated 11,400 people to the labor pool. Additionally, Florida’s newest state college, Florida Gulf Coast University, recently opened in South Fort Myers, Florida and was noted by Consumers Digest Magazine as Number 11 among the top 50 best values for public colleges and universities in the nation. Lee and Collier Counties have had substantial population and business growth in recent years as well. According to the U.S. Census Bureau, Lee County was among the 100 fastest growing counties in the nation, and the Economic Development Office of Lee County stated that Lee County employers created more than 15,000 jobs in 2006. The U.S. Census Bureau information also stated that Collier County’s population increased 25.2% from 2000 through 2006, and the Economic Development Office of Collier County noted that the labor force has grown by 34% in the past five years. The two counties combined have approximately $21.5 billion in deposits. According to the FDIC 2006 Summary of Deposits Table, Lee County was the 9th largest deposit market in Florida, with a 3.0% statewide market share, while Collier County was the 10th largest, with 2.9% of all deposits statewide. Reliance Bank, FSB expects to have a significant development of new customers due to the future residential and commercial growth in the area.
Competition
     The Company and its subsidiaries operate in highly competitive markets. We face substantial competition in all phases of operations from a variety of different competitors in the St. Louis and Fort Myers markets, including: (i) large national and super-regional financial institutions that have well-established branches and significant market share in the communities we serve; (ii) finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products; (iii) credit unions, which can offer highly competitive rates on loans and deposits as they receive tax advantages not available to commercial or community banks; (iv) other commercial or community banks, including start-up banks, that can compete with us for customers who desire a high degree of personal service; (v) national and super-regional banks offering mortgage loan application services; (vi) both local and out-of-state trust companies and trust service offices; and (vii) multi-bank holding companies with substantial capital resources and lending capacity.
     Many of the larger banks have established specialized units, which target private businesses and high net worth individuals. Also, the St. Louis market has recently experienced an increase in de novo (i.e., new start-up) banks that have opened within the past three years.
     Many existing community banks with which we compete directly, as well as several new community bank start-ups, have marketing strategies similar to ours. These community banks may open new branches in the communities we serve and compete directly for customers who want the level of service offered by community banks. In addition, these banks compete directly for the same management personnel.
     Reliance Bank plans to continue its strategy of expanding and establishing more branches with a large asset base per office, and Reliance Bank, FSB plans to continue its strategy of establishing more branches throughout southwest Florida, both emphasizing commercial and personal banking, building long-term client relationships, capitalizing on technology and employing experienced staffs who are compensated on the basis of performance and customer service. Because of the Company’s continued use of earnings for this expansion, we have not historically issued dividends and do not anticipate doing so in the foreseeable future. The Company has incurred significant expenses due to its aggressive organic growth plan. This increased expense has negatively impacted our short term earnings per share.
Supervision and Regulation
     We are subject to various state, federal and self-regulatory organization banking laws, regulations and policies in place to protect customers and, to some extent, shareholders, which impose specific requirements and restrictions on our operations. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and its subsidiaries.
     The following is a summary of significant regulations:
     The Holding Company
     Bank Holding Company Act of 1956: The Company is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). As such, we are subject to regulation and examination by the Federal Reserve Board and are required to file periodic reports of our operations and such additional information as the Federal Reserve may require. Financial holding companies must be well managed and well capitalized pursuant to the standards set by the Federal Reserve and have at least a “satisfactory” rating under the Community Reinvestment Act.
     Under the BHCA, bank holding companies are generally required to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.
     Gramm-Leach Bliley Act of 1999: The Gramm-Leach-Bliley Act of 1999 (“GLBA”) eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. The GLBA also restricts the Company and the Banks from sharing certain customer personal information with non-affiliated third parties and requires disclosure of the policies and practices regarding such data sharing.
     Source of Strength; Cross-Guarantee: Federal Reserve policy requires that we commit resources to support our subsidiaries and in implementing this policy, the Federal Reserve takes the position that it may require us to provide financial support when we otherwise would not consider it necessary to do so.
     Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002 (“SOX”) generally applies to all publicly-held companies and was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws promulgated by the SEC. SOX requires, among other things, (i) certification of financial statements by the Chief Executive Officer and the Chief Financial Officer and (ii) adoption of procedures designed to ensure the adequacy of the internal controls and financial reporting processes of public companies. Companies with securities listed on national securities exchanges must also comply with strict corporate governance requirements.
Reliance Bank
     Because Reliance Bank is not a member of the Federal Reserve System, the Missouri Division of Finance and the FDIC are its primary regulators. Between these two regulatory authorities, all areas of the Bank’s operations are monitored or regulated, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. In addition, Reliance Bank must maintain certain capital ratios and is subject to limitations on total investments in real estate, bank premises, and furniture and fixtures.
     Transactions with Affiliates and Insiders: Regulation W, promulgated by the Federal Reserve, imposes regulations on certain transactions with affiliates, including the amount of loans and extensions of credit to affiliates, investments in affiliates and the amount of advances to third parties collateralized by the securities or obligations of affiliates. Regulation W also requires, among other things, that Reliance Bank transact business with affiliates on terms substantially the same, or at least as favorable to Reliance Bank, as those prevailing at the time for comparable transactions with non-affiliates.
     Community Reinvestment Act: The Community Reinvestment Act (the “CRA”) requires that the Company and its subsidiaries take certain steps to meet the credit needs of varying income level households in their local communities. The Company’s record of meeting such needs is considered by the FDIC when evaluating mergers and acquisitions and applications to open a branch or facility. Both Reliance Bank and Reliance Bank, FSB have satisfactory ratings under the CRA.
     Check 21: The Check Clearing for the 21st Century Act (“Check 21”) is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check clearing. The law facilitates check clearing by creating a new negotiable instrument called a substitute check, which permits banks to clear original checks, to process check information electronically, and to deliver substitute checks to banks that want to continue receiving paper checks. A substitute check is the legal equivalent of the original check and includes all the information contained on the original check. The law does not require banks to accept checks in electronic form nor does it require banks to use the new authority granted by Check 21 to create substitute checks.
     USA Patriot Act: The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) requires financial institutions to take certain steps to protect against money laundering, such as establishing anti-money laundering programs and maintaining controls with respect to private and foreign banking matters.
     Limitations on Loans and Transactions: The Federal Reserve Act generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve and other affiliates (which includes any holding company of which a bank is a subsidiary and any other non-bank subsidiary of such holding company). Banks that are not members of the Federal Reserve are also subject to these limitations. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or the furnishing of services.
     Other Regulations: Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing information given to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; the Soldiers’ and Sailors Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying obligations of, persons in military service; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
     Deposit Insurance: The deposits of the Bank are currently insured by the FDIC to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. An insurance fund is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires premiums from a depository institution based upon its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis.
     Reliance Bank, FSB
     Reliance Bank, FSB is a federally chartered thrift, and as such, is regulated by the same agencies as its affiliate, Reliance Bank. The principal difference is that the FSB’s primary regulator is the Office of Thrift Supervision in lieu of the Missouri Division of Finance. As such, all of the above mentioned federal regulations apply to Reliance Bank, FSB. Additionally, under OTS regulations, Reliance Bank, FSB must maintain its standing as a “qualified thrift lender.” To maintain this status, it is required to comply with restrictions and limitations imposed by OTS regulations on the percentage of its loan portfolio that may be invested in different types of loans; specifically, Reliance Bank, FSB must maintain at least 65% of its loan portfolio in “qualified thrift investments,” which are essentially residential real estate loans. There are a wide variety of loans that qualify for this purpose.
Employees
As of December 31, 2007, we had approximately 227 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.
Item 1A. Risk Factors
     An investment in shares of our Common Stock involves various risks. Before deciding to invest in our Common Stock, you should carefully consider the risks described below in conjunction with the other information in this annual report. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks identified throughout this annual report, or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Our business is impacted by the local economies in which we operate.
     Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the St. Louis and Fort Myers metropolitan areas, our success depends to a significant extent upon economic conditions in the St. Louis and Fort Myers metropolitan areas. Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorder, terrorism, weather-related conditions and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the St. Louis or Fort Myers metropolitan areas could adversely affect the value of our assets, revenues, results of operations and financial condition. Our Loan production offices in Phoenix and Houston could also be impacted by local economies in regards to loan production and growth. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
If the value of real estate in the St. Louis and Fort Myers metropolitan areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
     With most of our loans concentrated in the St. Louis and Fort Myers metropolitan areas at this time, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our reserve for possible loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters. A negative development in any of these factors could adversely affect our results of operations and financial condition.
     The Company’s real estate loan portfolio at December 31, 2007 included $118,213,000 of loans collateralized by real estate in southwestern Florida, with the remaining portfolio primarily collateralized by real estate in the St. Louis metropolitan area. The Florida loans include $19,544,000 for speculative construction of single family homes, including lot loans and homes built for immediate sale, $86,316,000 of commercial real estate loans, and the remaining real estate loans of owner occupied residential properties.
Our reserve for possible loan losses may be insufficient to absorb losses in our loan portfolio.
     Like most financial institutions, we maintain a reserve for possible loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our reserve for possible loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our reserve for possible loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.
     In evaluating the adequacy of our reserve for possible loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
     At December 31, 2007, our reserve for possible loan losses as a percentage of total loans was 1.06%. Federal and state regulators, as an integral part of their examination process, periodically review our reserve for possible loan losses and may require us to increase our reserve for possible loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our reserve for possible loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our business strategy includes plans for growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
     The Company has, since its inception, embarked on a plan to increase its size and the number of locations at which its subsidiaries offer their services. This has been achieved through, and is intended to continue to be accomplished by, opening new branches, loan production offices and financial related businesses, by chartering new banks and thrifts, and/or by the acquisition of existing banks, thrifts, bank holding companies or other financial related businesses.
     Our assets have increased $836 million, or 279%, from approximately $300 million at December 31, 2003 to approximately $1.1 billion at December 31, 2007, primarily due to increases in commercial real estate loans, construction and land development loans, residential and other commercial loans. Our business strategy includes plans to continue to grow the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us, in part, to attract customers that currently bank at other financial institutions in our markets, thereby increasing our shares in these markets. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth effectively. There can be no assurance that these growth opportunities will be available or that we will effectively manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed. Our growth strategy includes risks such as:
•	Lower earnings caused by increased expenses incurred at these new locations;

•	Inability to achieve a level of growth that is translated into profitable operations;

•	Inaccurate estimates and judgments as to the desirability or profitability of a particular location, market, bank, thrift or business;

•	Lack of understanding or faulty assessment of new types of businesses or markets where such banks, thrifts or businesses are located;

•	Potential exposure to liabilities of acquired banks, thrifts or other businesses;

•	Failure to properly evaluate the credit, operations, locations, management and market risks of acquired banks, thrifts or businesses;

•	Problems in successfully integrating operations and personnel;

•	Failure to achieve economies of scale and anticipated cost savings;

•	Diversion of management’s time and attention and potential disruption of existing business relationships; and

•	Dilution of Reliance shareholders’ Common Stock ownership if equity is used as the consideration for acquisitions.
The building of market share through our branching strategy could cause our expenses to increase faster than revenues.
     We intend to continue to build market share in the St. Louis, Fort Myers, Phoenix and Houston metropolitan areas through our branching strategy and loan production offices. We intend to open seven to ten new branches within the next 24 months. This would entail additional fixed asset investments of approximately $2 million for each additional location, or $14 million to $20 million in total. There are considerable costs involved in opening branches and, initially, new branches generally do not generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings unless and until the branch reaches certain economies of scale. Typically, a new location achieves break-even profitability after the first 24 to 30 months, after incurring cumulative start-up losses of approximately $300,000, which could total $2 million to $3 million (pre-tax) for seven to ten additional locations. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have opened.
Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
     Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., the prime commercial rate) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, origination volume and overall profitability.
     As recently as second quarter 2004, interest rates were at historically low levels. However, between June 30, 2004 and September 17, 2007, the U.S. Federal Reserve increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. From September 18, 2007 to December 31, 2007, the U.S. Federal Reserve decreased its target for the federal funds rate three times, lowering the target from 5.25% to 4.25%. In this declining rate environment, at the end of 2007, deposit rates have not been reduced at the same level as these short-term market rates. If this trend continues during 2008, the Company will continue to experience pressure on net interest margin, which would have a negative effect on our profitability.
     We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be adversely affected. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.
We are dependent upon the services of our management team.
     Our future success and profitability is substantially dependent upon the management and banking abilities of our executive management team. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified senior and middle management. We are especially dependent on a limited number of key management personnel, none of whom has an employment agreement with us, except for our Chief Executive Officer and our Executive Vice President. The loss of the Chief Executive Officer, Executive Vice President or other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.
Our failure to recruit and retain qualified lenders could adversely affect our ability to compete successfully and affect our profitability.
     Our success and future growth depend heavily on our ability to attract and retain highly skilled and motivated lenders and other banking professionals. We compete against many institutions with greater financial resources both within our industry and in other industries to attract these qualified individuals. Our failure to recruit and retain adequate talent could reduce our ability to compete successfully and could adversely affect our business and profitability.
Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.
     The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.
     We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Many of our competitors are larger financial institutions. While we believe we successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market. In recent years, several new financial institutions have been established in the St. Louis and Fort Myers metropolitan areas. These new financial institutions have and are expected to continue to price their loans and deposits aggressively in order to attract customers. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.
We may have fewer resources than many of our competitors to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.
     Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
     We are subject to extensive regulation, supervision and examination by the Federal Reserve, OTS, the Missouri Division of Finance, its chartering authorities, and by the FDIC, as insurer of its deposits. Such regulation and supervision govern the activities in which we may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Banks. The regulation and supervision by the Federal Reserve, OTS, the Missouri Division of Finance and the FDIC are not intended to protect the interests of investors in our Common Stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our reserve for possible loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. As an example, the GLBA eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. We will incur additional expenses as a publicly reporting company as a result of compliance costs associated with the SEC’s public reporting requirements. In addition, SOX and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audits and maintaining our internal controls.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our executive offices are located at 10401 Clayton Road, Frontenac, Missouri, 63131. As of December 31, 2007, the Company’s subsidiary, Reliance Bank, had fourteen banking locations and one freestanding ATM in Missouri and three in Illinois. Reliance Bank owns fourteen of the banking facilities and leases the remaining four. The leases are ground leases that expire between 2015 and 2026 and include one or more renewal options.
     As of December 31, 2007, the Company’s subsidiary, Reliance Bank, FSB, had four locations in Florida. Reliance Bank, FSB leases three of these locations for temporary branches and owns the other location.
     As of December 31, 2007, the Company’s subsidiary, Reliance Loan Center in Phoenix, Arizona had one leased location.
     As of December 31, 2007, the Company’s subsidiary, Reliance Loan Center in Houston, Texas had one leased location.
Item 3. Legal Proceedings
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
Item 4. Submission of Matters to a vote of security holders
     No matters were submitted to a vote of security holders in the quarter ended December 31, 2007.
Item 5. Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities
     The Class A Common Stock of the Company, par value $0.25 (the “Common Stock”), is not registered under the Securities Act of 1933, as amended, however is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Common Stock is quoted on the Over-the-Counter Bulleting Board under the symbol “RLBS,” but the Company is unaware as to any transactions involving its Common Stock other than occasional trades and private transactions between shareholders and third parties.
     The high and low price per share paid for the Common Stock as determined by reference to offering prices of the Common Stock during the previous two fiscal years are reflected in the following table:

2007	High	Low
First Quarter	$12.50	$12.50

Second Quarter	$15.00	$12.50

Third Quarter	$15.00	$11.00

Fourth Quarter	$15.00	$10.50

2006

First Quarter	$11.50	$11.50

Second Quarter	$11.75	$11.75

Third Quarter	$12.00	$12.00

Fourth Quarter	$12.25	$12.25
Equity Plan Table
     The following table discloses certain information with respect to the Company’s equity compensation plans as of December 31, 2007:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,648,200	$7.31	402,700

Equity compensation plans not approved by security holders	701,000	$8.41	104,000

Total	2,349,200	$7.64	506,700
As of March 26, 2008 there were approximately 900 holders of our Common Stock.
Dividends
     The Company has never paid any cash dividends and has no current intention to pay dividends in the immediate future due to Company’s aggressive growth strategy.
Common Stock
     The authorized capital stock of the Company consists of 42,000,000 shares including 40,000,000 shares of Class A Common Stock and 2,000,000 shares of Preferred Stock, par value $0.25 per share and no par value, respectively.
     The holders of Class A Common Stock, $0.25 par value, are entitled to one vote per share on all matters submitted to a vote of the shareholders. Cumulative voting for the election or removal of directors is not permitted. The Shares constitute the only class of the Company’s securities entitled to vote at this time. Shareholders do not have preemptive rights with respect to the issuance of additional shares of Common Stock of the Company. As of December 31, 2006 all Series E Convertible Preferred shares have been converted into Common Stock and these holders have the same rights as other holders of the Company’s Common Stock.
     The holders of the Company’s Common Stock are entitled to share ratably in all dividends when and as declared by the Board of Directors and in all assets available for distribution to shareholders upon liquidation. There are no conversion rights, redemption provisions, or sinking fund provisions with respect to the Company’s Common Stock. There are no restrictions on the repurchase or redemption of the shares of the Company’s Common Stock other than under the provisions of Section 351.390 of The General and Business Corporation Law of Missouri, which, except for certain limited exceptions, prohibits such repurchase when the net assets of a corporation are or would be reduced below its stated capital.
     The Articles and By-Laws of the Company also provide for the staggered election of its directors and the Company will provide indemnification of the directors and officers of the Company and its subsidiary bank and thrift under certain broad circumstances.
     The following Stock Performance Graph and related information should not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such performance be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
     The following graph compares the Company’s cumulative stockholder return on its common stock from June 26, 2007 through December 31, 2007, the measurement period. The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $10B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index on June 26, 2007 and reinvestment of all quarterly dividends. The investment is measured as of the fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.
Stock Performance Graph

Index	06/26/07	12/31/07

Reliance Bancshares, Inc.	100.00	93.33

NASDAQ Composite	100.00	103.03

SNL $1B-$5B Bank Index	100.00	83.68

Recent Sales of Unregistered Equity Securities and Use of Proceeds
     During the quarter ended December 31, 2007, we sold the following shares of our Class A Common Stock in a private placement equity offering to various accredited investors. These transactions were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended (the “Act”). All of the transactions involved the issuance of shares of our Common Stock to investors meeting the SEC’s definition of “accredited investor” set forth in Rule 501 under the Act. None of the transactions involved underwriters or broker-dealers. Therefore, there was no underwriting discounts or commissions and we received full gross proceeds of the offerings.

Date	Price	Number of Shares	Proceeds
October 1, 2007 to December 31, 2007	$15.00	2,100	$31,500
     From October 1, 2007 through December 31, 2007, we issued the following 79,100 shares of our Class A Common Stock upon the exercise of options to purchase such Common Stock granted to certain non-executive employees under various stock option plans and exempt from registration pursuant to Rule 701 promulgated under the Act. 76,523 of the 79,100 shares issued upon the exercise of options were subsequently repurchased by the Company.

	Number of Shares
Date	Issued Upon Exercise	Exercise Price	Proceeds
November 9, 2007	5,000	$4.6875	$22,000
November 21, 2007	2,000	$6.1875	$12,376
November 21, 2007	500	$8.50	$4,250
November 21, 2007	600	$9.50	$5,700
November 23, 2007	2,000	$4.8125	$9,625
December 21, 2007	14,000	$5.375	$75,250
December 21, 2007	20,000	$6.188	$123,760
December 21, 2007	20,000	$8.50	$170,000
December 21, 2007	15,000	$9.50	$142,500
     There were no options to purchase the Company’s Common Stock offered to directors, officers and employees of the Company and its subsidiaries during the quarter ended December 31, 2007.
     On December 31, 2007, we sold 2,978 shares of our Common Stock to officers and employees of the Company and our subsidiaries pursuant to our Employee Stock Purchase Plan pursuant to Rule 701 under the Act. Shares were sold at $12.75 per share, which was 85% of the then current private offering price, totalling $37,970 in proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Repurchases of the Company’s Common Stock during the quarter ended December 31, 2007 were as follows: A total of 76,523 shares were repurchased, consisting of 65,131 shares repurchased from non-executive employees upon the exercise of stock options, 1,392 shares repurchased from a non-executive employee’s Employee Stock Purchase Plan (ESPP) account, and 10,000 shares repurchased from other shareholders.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased under
	Total Number of	Average Price Paid	Announced Plans or	Publicly Announced
Period	Shares Purchased	per Share	Programs	Plans or Programs
October 1, 2007 to October 31, 2007	0	0	0	0

November 1, 2007 through November 31, 2007	20,146	$12.00	0	0

December 1, 2007 through December 31, 2007	56,377	$13.88	0	0
Item 6. selected financial data
     The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2007. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the
	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data and ratios)
Statements of income:
Total interest income	$63,864	$48,024	$31,293	$16,870	$11,970
Total interest expense	37,609	26,227	15,236	6,946	5,416

Net interest income	26,255	21,797	16,057	9,924	6,554
Provision for possible loan losses	3,187	2,200	2,333	1,066	590

Net interest income after provision for possible loan losses	23,068	19,597	13,724	8,858	5,964
Total noninterest income	1,799	1,247	511	696	459
Total noninterest expense	22,290	16,605	11,449	7,490	4,334

Income before income taxes	2,577	4,239	2,786	2,064	2,089
Income tax expense	462	1,223	863	642	743

Net Income	$2,115	$3,016	$1,923	$1,422	$1,346

Common share data:
Basic net income per share	$0.10	$0.16	$0.12	$0.11	$0.14
Diluted net income per share	0.10	0.15	0.12	0.10	0.14
Dividends declared per share	—	—	—	—	—
Book value per share	6.76	6.31	5.06	4.89	4.29
Tangible book value per share	6.70	6.24	4.98	4.80	4.17
Weighted average shares-basic	20,343	18,685	16,095	13,258	9,473
Weighted average shares-diluted	21,337	19,548	16,681	13,600	9,734

	As of and for the
	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data and ratios)
Shares outstanding-end of period	20,682	19,571	18,242	14,957	11,549
Period-end balances:
Loans, net	$902,053	$660,318	$467,402	$297,248	$189,383
Investment securities	163,645	191,866	189,779	121,510	94,329
Total assets	1,136,152	900,799	702,462	443,769	299,801
Deposits	834,576	678,597	576,425	331,683	229,922
Short-term borrowings	88,325	70,463	16,847	31,809	13,683
Long-term borrowings	68,000	24,300	14,300	5,800	5,800
Stockholders’ equity	139,891	123,497	92,216	73,206	49,588

Average balances:
Loans	$770,523	$546,122	$397,584	$240,550	$157,904
Investment securities	177,572	202,273	145,887	108,909	88,818
Total assets	1,006,628	786,014	588,312	377,481	261,223
Deposits	777,450	629,588	473,540	296,698	207,500
Short-term borrowings	49,422	26,475	17,155	13,110	10,941
Long-term borrowings	39,403	15,881	11,423	5,800	4,300
Stockholders’ equity	134,548	109,940	83,324	60,662	36,798

Selected ratios:
Net yield on earning assets	2.80%	2.94%	2.90%	2.82%	2.63%
Return on average total assets	0.21%	0.38%	0.33%	0.38%	0.52%
Return on average stockholders’ equity	1.57%	2.74%	2.31%	2.34%	3.66%
Average stockholders’ equity as a percent of average total assets	13.37%	13.99%	14.16%	16.07%	14.09%
Nonperforming loans as a percent of loans at year-end	1.95%	0.77%	0.65%	0.87%	0.35%
Reserve for possible loan losses as a percent of loans at year-end	1.06%	1.06%	1.10%	1.04%	1.09%

Note:	All share and per share information has been retroactively restated for a two-for-one stock split and concurrent reduction in par value of $0.50 to $0.25, effective December 29, 2006.
Item 7. Management’s discussion and analysis of financial condition and results of operations
     The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for each of the years in the three-year period ended December 31, 2007. All share and per share information has been restated for the two-for-one stock split and concurrent 50% reduction in the par value of the Company’s Common Stock approved by the Company’s shareholders on December 22, 2006. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with “Selected Financial Data,” the Company’s consolidated financial statements and the notes thereto and other financial data appearing elsewhere herein.
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

Overview
     The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the twenty-two locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through December 31, 2007, Reliance Bank has added seventeen branch locations and one freestanding automated teller machine in the St. Louis metropolitan area of Missouri and Illinois and has grown its total assets, loans and deposits to $1.1 billion, $842.2 million, and $789.8 million, respectively at December 31, 2007. Included in the seventeen branch locations noted above, effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. This Godfrey bank was merged with and into Reliance Bank on October 31, 2005 and is one of the current seventeen branches in the St. Louis metropolitan area. Reliance Bank also opened a loan production office in Ft. Myers, Florida on July 1, 2004. During the fourth quarter of 2007, Reliance Bank opened loan production offices in Houston, Texas and Phoenix, Arizona. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank loan production office were transferred to Reliance Bank, FSB. During 2007, Reliance Bank, FSB added three additional branch locations in southwestern Florida
     At December 31, 2007, Reliance Bank’s total assets, total revenues, and net income represented 92.56%, 93.06%, and 142.08%, respectively, of the Company’s consolidated total assets, total revenues, and net income. Reliance Bank, FSB’s total assets and total revenues represented 7.56% and 7.24%, respectively, of the Company’s consolidated totals as of and for the year ended December 31, 2007. Reliance Bank, FSB incurred a net loss of $728,004 for the year ended December 31, 2007.
     The Company plans to continue building its Reliance Bank branch network in the St. Louis metropolitan area, with three additional branches in various stages of construction at December 31, 2007. The Company also plans to build at least three additional branches of Reliance Bank, FSB in southwestern Florida during the next few years. The Company’s branch expansion plans are designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida, to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets.
     The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
     The Company’s total consolidated assets increased to $1.1 billion at December 31, 2007, with loans and deposits increasing to $912.0 million and $834.6 million, respectively, at the end of 2007, primarily as a result of the Company’s continued emphasis on growth to improve its market share. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Six Reliance Bank branches were opened in 2006, one Reliance Bank branch was opened in 2005, and four Reliance Bank branches were opened in 2004. The Company has sought to staff each new branch location with an experienced commercial lender familiar with that branch’s market area and other experienced banking personnel.
     The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of twelve such offerings since its inception and has sold 20,682,075 shares of Company Common Stock for a total of $128.2 million through December 31, 2007.
     The Company’s consolidated net income for the years ended December 31, 2007, 2006, and 2005 totaled $2,114,947, $3,016,265, and $1,923,031, respectively. After experiencing continued growth in net income over the corresponding comparable periods from the Company’s inception through 2006, net income for the year ended December 31, 2007 declined 29.88%, when compared with the year ended December 31, 2006. While the Company’s consolidated total assets and net interest income have continued to grow, net interest margins have declined due to continued pricing pressures on the Company’s loans and deposits, and an increase in the provision for possible loan losses resulting from in an increase in nonperforming loans, as well as a softening in the real estate markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
     Net interest income for the years ended December 31, 2007, 2006, and 2005 totaled $26,254,464, $21,797,105, and $16,057,670, respectively. This growth in net interest income resulted from the growth in interest income on an increasing level of interest-earning assets during this time period, with an increasingly proportionate share of such interest-earning assets being comprised of loans, which are the Company’s highest interest-earning assets. Total interest income was $63,863,512, $48,024,271, and $31,293,194, for the years ended December 31, 2007, 2006, and 2005, respectively.
     Holding down the net interest income earned by the Company during these periods was an increasing cost of funds on an increasing total of interest-bearing liabilities. Interest expense incurred on interest-bearing liabilities for the years ended December 31, 2007, 2006, and 2005 totaled $37,609,048, $26,227,166, and $15,235,524, respectively.
     The softening of the real estate market that has occurred in recent months on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed in prior years. As a result, the Company has experienced an increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $24.6 million at December 31, 2007, compared with $6.0 million at December 31, 2006. The reserve for possible loan losses as a percentage of net outstanding loans was 1.06% at December 31, 2007 and 2006. Net charge-offs for the year ended December 31, 2007 totaled $602,520 compared with $312,001 for the year ended December 31, 2006. The provision for possible loan losses charged to expense for the year ended December 31, 2007 and 2006 was $3,186,500 and $2,200,000, respectively. The increase in the provision for loan losses in the second half of 2007 was a direct reaction to the softening real estate market. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management”.
     As the Company has grown its assets, the total of noninterest income has grown and new products have been introduced. Total noninterest income for 2007, 2006, and 2005 was $1,799,256, $1,247,168, and $510,693, respectively. During each of the three annual periods, the Company sold certain of its investment securities to eliminate mis-matches in its asset/liability mix as the Banks were growing. In 2005, interest rates were increasing, and the Company lost $103,486 on such investment sales. In 2006, after interest rates stabilized, the Company had gains on investment sales of only $13,586. In 2007, in a declining rate environment, the Company had net gains on investments sales of $157,011. Securities that were sold in 2007, 2006, and 2005 to more effectively align the Company’s asset/liability mix totaled $9,584,621, $8,411,900, and $4,408,291, respectively.
     During 2006, the Company also established a fixed rate mortgage lending operation to arrange for long-term fixed rate commercial real estate financing with institutional investors. Such transactions resulted in commission income of $442,327 in 2007 and $393,183 in 2006. Deposit service charge income also increased over $130,000 in 2007 and $100,000 in 2006 due to the establishment of a new overdraft privilege program for customers.
     Noninterest expenses have increased significantly during the three-year period ended December 31, 2007, resulting from the Company’s branch expansion program. Total noninterest expense was $22,290,307, $16,605,255, and $11,449,511, for the years ended December 31, 2007, 2006, and 2005, respectively.
     The Company’s effective tax rate for the years ended December 31, 2007, 2006, and 2005 was 17.93%, 28.85%, and 30.97%, respectively. The decrease in effective tax rates during these periods is a result of an increasing level of tax-exempt interest income.
     The Company’s basic and diluted earnings per share during the three-year period ended December 31, 2007 reflect the Company’s focus on growth in equity ownership and total assets, loans and deposits, with less of an emphasis on short-term earnings per share. Basic earnings per share for the years ended December 31, 2007, 2006, and 2005 were $0.10, $0.16, and $0.12, respectively. On a diluted basis, earnings per share for the years ended December 31, 2007, 2006, and 2005 were $0.10, $0.15, and $0.12, respectively.

     Following are certain ratios generally followed in the banking industry for Reliance Bancshares, Inc. for the years ended December 31, 2007, 2006, and 2005:

	As of and for the
	Years Ended December 31,
	2007	2006	2005
Percentage of net income to:
Average total assets	0.21%	0.38%	0.33%
Average stockholders’ equity	1.57%	2.74%	2.31%
Percentage of common dividends declared to net income per common share	—	—	—
Percentage of average stockholders’ equity to average total assets	13.37%	13.99%	14.16%
Critical Accounting Policies
     The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005 included elsewhere herein.
     Reserve for Possible Loan Losses
     Subject to the use of estimates, assumptions, and judgments, management’s evaluation process used to determine the adequacy of the reserve for possible loan losses combines several factors: management’s ongoing review of the loan portfolio; consideration of past loan loss experience; trends in past due and nonperforming loans; risk characteristics of the various classifications of loans, existing economic conditions; the fair value of underlying collateral; and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the reserve, could change significantly. As an integral part of their examination process, various regulatory agencies also review the reserve for possible loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examinations. The Company believes the reserve for possible loan losses is adequate and properly recorded in the consolidated financial statements.
     Deferred Tax Assets
     The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are recognized subject to management’s judgment based upon available evidence that realization is more likely than not. Deferred tax assets would be reduced if necessary, by a deferred tax asset valuation allowance. In the event that management determines it would not be able to realize all or part of net deferred tax assets in the future, the Company would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to income tax expense in the period that such determination is made. Likewise, the Company would reverse the valuation allowance when realization of the deferred tax asset is expected.

Results of Operations for the Three-Year Period Ended December 31, 2007
     Net Interest Income
     The Company’s net interest income increased by $4,457,359 (20.45%) to $26,254,464 for the year ended December 31, 2007 from the $21,797,105 earned for the year ended December 31, 2006, which was an increase of $5,739,435 (35.74%) from the $16,057,670 earned in 2005. The Company’s net interest margin for the years ended December 31, 2007, 2006, and 2005 was 2.80%, 2.94%, and 2.90%, respectively.
     Average earning assets for 2007 increased $201,367,849 (26.65%) to $956,899,241 from the level of $755,531,392 for 2006. Average earning assets for 2006 increased $193,160,996 (34.35%) to $755,531,392 from the level of $562,370,396 for 2005. This strong growth in interest-earning assets was primarily due to the growth in the loan portfolio. Total average loans grew $224,400,803 (41.09%) in 2007 to $770,523,020 from the level of $546,122,217 for 2006, which was an increase of $148,538,247 (37.36%) from the level of $397,583,970 for 2005. The Company’s expanding branch program and practice of adding an experienced commercial lender at each new branch, and the economies of the markets in which such branches are located, were the primary reasons for this strong growth in the Company’s loan portfolio during this three-year period.
     Total average investment securities for 2007 decreased $24,701,073 (12.21%) to $177,571,931 from the level of $202,273,004 for 2006, which was an increase of $56,385,894 (38.65%) from the level of $145,887,110 for 2005. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipality deposits over $100,000, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. As the Company’s deposits grow, a certain percentage of such deposits are invested in investment securities for these specific purposes. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $156,904,000, $150,797,000, and $115,715,000 at December 31, 2007, 2006, and 2005, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $11,600,000 as additional collateral to secure public funds at December 31, 2007.
     Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the years ended December 31, 2007, 2006, and 2005 were $8,804,290, $7,136,171, and $18,899,316, respectively.
     A key factor in increasing the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. Average loans as a percentage of average earning assets were 80.52% for 2007, which was an 824 basis point increase over the 72.28% percentage achieved in 2006, which was a 158 basis point increase over the 70.70% percentage achieved in 2005.
     Funding the Company’s growth in interest-earning assets has been a challenge in the markets in which the Company’s banking subsidiaries operate. With the stock market rebounding over the past three years from its depressed levels in 2004 and 2003, deposits were not as plentiful in the banking market overall, until the second half of 2007, when a softening real estate economy significantly reduced loan demand. Additionally, the St. Louis metropolitan area has added ten new banks in the past two years (as well as several institutions such as Reliance Bank adding numerous branches), resulting in an intensely competitive environment for customer deposits. Competition for deposits in southwestern Florida is equally as intense as the market for deposits in the St. Louis metropolitan area. As a result, the Company has had to supplement its deposit growth with alternate funding sources, including short-term overnight borrowings from unaffiliated financial institutions, sweep repurchase agreement borrowing arrangements with several of the Company’s larger depositors, and longer term advances from the Federal Home Loan Banks. Additionally, the inflated rates at which deposits have been offered in such competitive markets have served to offset the gains achieved in the Company’s net interest margin from loan growth.

     Total average interest-bearing deposits for 2007 increased $138,029,991 (23.21%) to $732,608,279 from the level of $594,578,288 for 2006, which was an increase of $148,549,443 (33.30%) from the level of $446,028,845 for 2005. This increase in deposits over the three-year period resulted from the Company’s aggressive branch expansion and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.
     The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. The average balances of such borrowings for the years ended December 31, 2007, 2006, and 2005 totaled $49,421,681, $26,474,859, and $17,155,128, respectively. The averages for securities sold under sweep repurchase agreements for 2007, 2006, and 2005 were $32,229,381, $18,242,160, and $16,428,786, which have continued to provide a stable source of funding from certain of the Company’s larger depositors. Average funds purchased through daily/overnight borrowing arrangements increased significantly during the years ended December 31, 2007 and 2006, from $726,342 in 2005, to $8,232,699 in 2006, to $17,192,300 in 2007. The increase in daily/overnight funds purchased in 2006 coincides with the addition of ten new banks to the St. Louis metropolitan area, with the Company using this short-term funding source as a viable alternative to the intensely competitive deposit market.
     The Company also increased its longer-term advances from the Federal Home Loan Bank during the three year period ended December 31, 2007. Such average longer-term borrowings were $39,403,288, $15,880,822, and $11,423,288, for 2007, 2006, and 2005, respectively, as this funding source was also considered a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets.
     The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as total funding sources):

	2007	2006	2005
Average deposits:
Noninterest-bearing	5.18%	5.21%	5.48%

Interest-bearing:
Transaction accounts	18.39	11.30	10.99
Savings	6.97	16.46	17.72
Time deposits of $100,000 or more	25.95	23.12	21.25
Other time deposits	33.26	37.61	38.86

Total average interest-bearing deposits	84.57	88.49	88.82

Total average deposits	89.75	93.70	94.30

Average short-term borrowings:
Sweep repurchase agreements	3.72	2.71	3.27
Daily/overnight funds purchased	1.99	1.23	0.15

Total average short-term borrowings	5.71	3.94	3.42
Average longer-term advances from Federal Home Loan Bank	4.54	2.36	2.28

	100.00%	100.00%	100.00%

     The composition of the Company’s deposit portfolio will fluctuate as new branches are added, which will serve to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has not been achieved. Throughout the three-year period ended December 31, 2007, the Company’s most significant funding source has been certificates of deposit, which comprised 59.21% of total average funding sources in 2007, as compared with 60.73% in 2006, and 60.11% in 2005. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates.
     The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Change From 2007 to 2006 Due to			Change From 2006 to 2005 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total

Interest income:
Loans	$16,031,765	205,025	16,236,790	$10,284,006	3,343,139	$13,627,145
Investment securities:
Taxable	(1,615,119)	578,284	(1,036,835)	1,865,919	1,038,439	2,904,358
Exempt from Federal income taxes	435,587	(407,001)	28,586	652,047	24,545	676,592
Short-term investments	83,042	89,628	172,670	(479,300)	159,942	(319,358)

Total interest income	14,935,275	465,936	15,401,211	12,322,672	4,566,065	16,888,737

Interest expense:
Interest bearing transaction accounts	3,508,501	311,632	3,820,133	457,423	1,530,773	1,988,196
Savings accounts	(1,560,898)	(522,317)	(2,083,215)	746,068	176,102	922,170
Time deposits of $100,000 or more	3,196,604	2,095,747	5,292,351	1,793,482	842,951	2,636,433
Other time deposits	1,633,732	582,535	2,216,267	2,310,608	2,141,313	4,451,921

Total deposits	6,777,939	2,467,597	9,245,536	5,307,581	4,691,139	9,998,720
Federal funds purchased and securities sold under repurchase agreements	1,107,574	(47,335)	1,060,239	337,591	514,431	852,022
Long-term borrowings	1,069,676	6,431	1,076,107	206,372	(65,472)	140,900

Total interest expense	8,955,189	2,426,693	11,381,882	5,851,544	5,140,098	10,991,642

Net interest income	$5,980,086	(1,960,757)	4,019,329	$6,471,128	(574,033)	$5,897,095

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.

NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
     Provision for Possible Loan Losses
     The provision for possible loan losses charged to earnings for the years ended December 31, 2007, 2006, and 2005 totaled $3,186,500, $2,200,000, and $2,332,878, respectively. During this same time period, the Company incurred net charge-offs of only $602,520 in 2007, $312,001 in 2006, and $232,228 in 2005. During Reliance Bank’s first three years of existence (1999, 2000, and 2001), it was required by the Missouri Division of Finance to maintain a minimum reserve for possible loan losses of at least 1.0% of net outstanding loans. Reliance Bank, FSB has a similar requirement through the year ended December 31, 2008. Accordingly, since its inception, the Company has sought to maintain its reserve for possible loan losses at a level of approximately 1.00% to 1.10% of net outstanding loans. At December 31, 2007, 2006, and 2005, the reserve for possible loan losses as a percentage of net outstanding loans was 1.06%, 1.06%, and 1.10%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 54.57%, 137.94%, and 169.87% at December 31, 2007, 2006, and 2005, respectively. The softening of the real estate market has resulted in an increase in the level of nonperforming loans and a higher provision for loan losses in the third quarter of 2007. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
     Noninterest Income
     Total noninterest income for the year ended December 31, 2007 excluding security sale gains and losses, increased $408,663 (33.13%) to $1,642,245 from the $1,233,582 earned for the year ended December 31, 2006, which had increased $619,403 (100.85%) over the $614,179 earned for the year ended December 31, 2005. The significant increase in other noninterest income in 2006 is a result of the establishment of a commercial real estate brokerage department at Reliance Bank. Commissions are earned by this department for arranging long-term, fixed rate commercial real estate financing for customers with institutional investors. During 2007 and 2006, the fixed rate mortgage lending department earned commissions of $442,327 and $393,183, respectively. Additionally, service charges on deposits increased significantly in 2007, increasing $130,110 (34.31%) to $509,352 in 2007 from the $379,242 earned in 2006, which was an increase of $101,554 (36.57%) from the $277,688 earned in 2005, due to the increased level of customer deposits and the fees generated by the Banks’ overdraft privilege programs. Other noninterest income for 2007 increased $278,553 (32.60%) to $1,132,893 from the $854,340 earned in 2006, which was an increase of $517,849 (153.90%) from the $336,491 earned in 2005, due primarily to increases in rental income received on leases of portions of the Company’s banking facilities and increases in ATM surcharge income as a result of the Company’s branch growth. Total rental income recorded by the Company for the years ended December 31, 2007, 2006, and 2005 was $127,174, $30,925, and $94,833, respectively. Total ATM surcharge income recorded by the Company for the years ended December 31, 2007, 2006, and 2005 was $187,401, $111,808, and $39,516, respectively.
     Reliance Bank recorded net security sale gains of $157,011 in 2007, compared with net security sale gains of $13,586 in 2006 and net security losses of $103,486 in 2005. From time to time, the Company will sell certain of its available-for-sale investment securities for short-term liquidity purposes or longer-term asset/liability management reasons. See further discussion below in the section entitled “Liquidity and Rate Sensitivity Management.”
     Noninterest Expense
     Noninterest expense increased $5,685,052 (34.24%) for the year ended December 31, 2007 to $22,290,307 from the $16,605,255 incurred for the year ended December 31, 2006, which was a $5,155,744 (45.03%) increase over the $11,449,511 of noninterest expenses incurred for the year ended December 31, 2005. Most of the categories of noninterest expense increased during 2007 and 2006 due to the addition of one new branch in 2005, and six new branches in 2006 (along with the opening of Reliance Bank, FSB in 2006), and three new branches in 2007 (along with the opening of two loan production offices, one in Houston, Texas and one in Phoenix, Arizona, and completion of the Reliance Bank, FSB headquarters facility in Fort Myers, Florida in 2007). The largest single component of the increase in noninterest expense for 2007, 2006, and 2005 was the category of salaries and employee benefits. Total personnel costs increased $2,993,558 (29.70%) in 2007 to $13,073,159 from the $10,079,601 of personnel costs incurred in 2006, which was an increase of $3,343,314 (49.63%) from the $6,736,287 of personnel costs incurred for 2005. The Company’s aggressive branch expansion program includes the hiring of personnel in each location with strong banking skills, including a seasoned commercial lender in each location.
     The increased number of branches has resulted in a growing level of occupancy and equipment expenses (including leases for temporary facilities during construction) during the three years ended December 31, 2007. Total occupancy and equipment expenses increased $927,585 (37.70%) to $3,388,327 in 2007 from the $2,460,742 incurred in 2006, which had increased $1,051,954 (74.67%) from the $1,408,788 incurred in 2005.
     Total data processing expenses for 2007 increased $425,010 (39.57%) to $1,499,199, from the $1,074,189 incurred in 2006, which had increased $316,690 (41.81%) from the $757,499 incurred in 2005. The increased number of customer accounts and additional new products offered has resulted in an increase in data processing expenses during the three years ended December 31, 2007.
     Income Taxes
     Applicable income tax expenses totaled $461,966 for the year ended December 31, 2007, compared with $1,222,753 and $862,943 for the years ended December 31, 2006 and 2005, respectively. The effective tax rates for 2007, 2006, and 2005 were 17.93%, 28.85%, and 30.97%. The decline in effective tax rates during the three-year period ended December 31, 2007 is a result of an increasing level of investment income that is exempt from Federal income taxes.
Financial Condition
     Total assets of Reliance Bancshares, Inc. grew $235,353,213 (26.13%) to $1,136,152,422 at December 31, 2007, from $900,799,209 at December 31, 2006, which had increased $198,336,790 (28.23%) in 2006 from $702,462,419 at December 31, 2005. This growth resulted from the Company’s continued emphasis on increasing its market share of loans and deposits with its aggressive branch expansion program, a strong capital base, and competitive pricing of banking products.

     Total deposits of Reliance Bancshares, Inc. grew $155,979,444 (22.99%) to $834,576,449 at December 31, 2007, from $678,597,005 at December 31, 2006, which had increased $102,172,165 (17.73%) from $576,424,840 at December 31, 2005. This growth in deposits resulted from the Company’s aggressive branch expansion program and competitive pricing on deposit products.
     Total short-term borrowings of Reliance Bancshares, Inc. grew $17,862,394 (25.35%) to $88,324,915 at December 31, 2007, from $70,462,521 at December 31, 2006, which had increased $53,615,309 (318.24%) from $16,847,212 at December 31, 2005. Short-term borrowings will fluctuate significantly based on short-term liquidity needs; however, the Company increased its overall use of short-term borrowings as a funding source in both 2007 and 2006, as the competition for deposits intensified with several new banks entering the St. Louis metropolitan and southwestern Florida markets. As the Company’s new branches were brought on line, additional deposits were generated therefrom. Longer-term borrowings have increased significantly during 2007 as the result of the decrease in market rates, which has made this source of funds an attractive alternative to higher costing certificates of deposit. Total longer-term advances from the Federal Home Loan Bank grew $43,700,000 (179.84%) to $68,000,000 at December 31, 2007, from $24,300,000 at December 31, 2006, which had increased $10,000,000 (69.93%) from $14,300,000 at December 31, 2005. These longer-term fixed rate advances are used as an alternative funding source and are matched up with longer-term fixed rate assets.
     Total loans increased $244,258,597 (36.58%) to $911,960,236 at December 31, 2007, from $667,701,639 at December 31, 2006, which had increased $194,896,310 (41.22%) from the $472,805,329 of total loans at December 31, 2005. Company management has emphasized the need to grow the loan portfolio to improve the Company’s net interest margin, without, however, sacrificing the quality of the Company’s assets. This emphasis is supported by the inclusion of a seasoned commercial lending officer at each of the Banks’ branches.
     Investment securities, all of which are maintained as available-for-sale, decreased $28,221,082 (14.71%) to $163,645,218 at December 31, 2007, from the $191,866,300 at December 31, 2006, which had increased $2,087,221 (1.10%) from the $189,779,079 of investment securities maintained at December 31, 2005. The Company’s investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company’s loan portfolio, as described above. A flat yield curve has provided less attractive rates for investment in longer term investments.
     The capitalization of Reliance Bancshares, Inc. has remained extremely strong since its initial capitalization in 1998. Total capital at December 31, 2007, 2006, and 2005 was $139,890,973, $123,496,592, and $92,216,007, respectively, with capital-to-asset percentages of 12.31%, 13.71%, and 13.13%, respectively. Since its inception, the Company has had twelve separate private placement offerings of its Common Stock to accredited investors.
     The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Year Ended December 31, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$770,523,020	76.54%	$55,121,273	7.15%
Investment securities:
Taxable	140,049,973	13.91	6,741,053	4.81
Exempt from Federal income taxes (3)	37,521,958	3.73	2,043,574	5.45
Short-term investments	8,804,290	0.88	489,535	5.56

Total earning assets	956,899,241	95.06	64,395,435	6.73

Nonearning assets:
Cash and due from banks	10,345,818	1.03
Reserve for possible loan losses	(7,846,708)	(0.78)

	Year Ended December 31, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
Premises and equipment	37,758,227	3.75
Other assets	10,185,896	1.01
Available-for-sale investment market valuation	(714,086)	(0.07)

Total Nonearning assets	49,729,147	4.94

Total assets	$1,006,628,388	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$159,338,600	15.83%	6,750,382	4.24%
Savings	60,373,225	6.00	1,797,088	2.98
Time deposits of $100,000 or more	224,805,601	22.33	11,367,590	5.06
Other time deposits	288,090,853	28.62	13,520,495	4.69

Total interest-bearing deposits	732,608,279	77.78	33,435,555	4.56
Long-term borrowings	39,403,288	3.91	1,792,913	4.55
Federal funds purchased and securities sold under repurchase agreements	49,421,681	4.91	2,380,580	4.82

Total interest-bearing liabilities	821,433,248	81.60	37,609,048	4.58

Noninterest-bearing deposits	44,841,777	4.45
Other liabilities	5,805,815	0.58

Total liabilities	872,080,840	86.63
STOCKHOLDERS’ EQUITY	134,547,548	13.37

Total liabilities and stockholders’ equity	$1,006,628,388	100.00%

Net interest income			$26,786,387

Net yield on earning assets				2.80%

	Year Ended December 31, 2006
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$546,122,217	69.48%	$38,835,279	7.11%
Investment securities:
Taxable	174,199,518	22.16	7,777,888	4.46
Exempt from Federal income taxes (3)	28,073,486	3.57	1,505,372	5.36
Short-term investments	7,136,171	0.91	316,865	4.44

Total earning assets	755,531,392	96.12	48,435,404	6.41

Nonearning assets:
Cash and due from banks	5,206,097	0.66
Reserve for possible loan losses	(6,070,112)	(0.77)
Premises and equipment	26,210,820	3.33
Other assets	7,549,996	0.96
Available-for-sale investment market valuation	(2,414,445)	(0.30)

Total Nonearning assets	30,482,356	3.88

Total assets	$786,013,748	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$75,942,634	9.66%	2,930,249	3.86%
Savings	110,596,058	14.07	3,880,303	3.51
Time deposits of $100,000 or more	155,327,781	19.76	6,075,239	3.91
Other time deposits	252,711,815	32.15	11,304,228	4.47

Total interest-bearing deposits	594,578,288	75.64	24,190,019	4.07
Long-term borrowings	15,880,822	2.02	716,806	4.51
Federal funds purchased and securities sold under repurchase agreements	26,474,859	3.37	1,320,341	4.99

Total interest-bearing liabilities	636,933,969	81.03	26,227,166	4.12

	Year Ended December 31, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
Noninterest-bearing deposits	35,009,785	4.45
Other liabilities	4,129,745	0.53

Total liabilities	676,073,499	86.01
STOCKHOLDERS’ EQUITY	109,940,249	13.99

Total liabilities and stockholders’ equity	$786,013,748	100.00%

Net interest income			$22,208,238

Net yield on earning assets				2.94%

	Year Ended December 31, 2005
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$397,583,970	67.58%	$25,208,134	6.34%
Investment securities:
Taxable	129,979,884	22.09	4,873,530	3.75
Exempt from Federal income taxes (3)	15,907,226	2.70	828,780	5.21
Short-term investments	18,899,316	3.21	636,223	3.37

Total earning assets	562,370,396	95.58	31,546,667	5.61

Nonearning assets:
Cash and due from banks	7,309,108	1.24
Reserve for possible loan losses	(4,133,716)	(0.70)
Premises and equipment	18,606,259	3.16
Other assets	5,384,435	0.92
Available-for-sale investment market valuation	(1,224,647)	(0.20)

Total Nonearning assets	25,941,439	4.42

Total assets	$588,311,835	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$55,202,608	9.38%	942,053	1.71%
Savings	89,014,182	15.13	2,958,133	3.32
Time deposits of $100,000 or more	106,687,077	18.13	3,438,806	3.22
Other time deposits	195,124,978	33.17	6,852,307	3.51

Total interest-bearing deposits	446,028,845	75.81	14,191,299	3.18
Long-term borrowings	11,423,288	1.94	575,906	5.04
Federal funds purchased and securities sold under repurchase agreements	17,155,128	2.92	468,319	2.73

Total interest-bearing liabilities	474,607,261	80.67	15,235,524	3.21

Noninterest-bearing deposits	27,510,939	4.68
Other liabilities	2,869,413	0.49

Total liabilities	504,987,613	85.84
STOCKHOLDERS’ EQUITY	83,324,222	14.16

Total liabilities and stockholders’ equity	$588,311,835	100.00%

Net interest income			$16,311,143

Net yield on earning assets				2.90%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to Reliance Bancshares, Inc. consolidated financial statements.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
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
     Prior to 2007, the Company’s banking subsidiaries have incurred a minimal level of charge-offs, when compared with the volume of loans generated; however, in 2007, the Banks incurred net charge-offs of $602,520, compared to $312,001 in 2006, and $232,228 in 2005. The Company’s banking subsidiaries had no loans to any foreign countries at December 31, 2007, 2006 and 2005, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies. Additionally, the Company had no other interest-earning assets which were considered to be risk-element assets at December 31, 2007, 2006, and 2005.
     A summary of loans by type at December 31, 2007, 2006, 2005, 2004 and 2003 is as follows:

	December 31,
	2007	2006	2005	2004	2003
Commercial:
Real estate	$514,752,151	$394,469,137	$254,262,184	$146,655,674	$70,464,659
Other	61,519,983	53,152,775	66,790,693	63,306,878	67,109,360
Real estate:
Construction	184,167,532	108,408,270	56,525,290	26,716,989	8,001,202
Residential	146,488,402	105,094,409	88,949,636	60,150,980	43,229,282
Held for Sale	211,250	—	—	—	—
Consumer	4,786,747	6,541,351	6,196,062	3,313,320	2,600,109
Overdrafts	34,171	35,697	81,464	256,003	70,442

	$911,960,236	$667,701,639	$472,805,329	$300,399,844	$191,475,054

     Commercial loans are made based on the borrower’s character, experience, general credit strength, and ability to generate cash flows for repayment from income sources, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.
     Real estate loans, including commercial real estate, residential real estate, and construction loans, are also based on the borrower’s character, but more emphasis is placed on the estimated collateral values. Real estate commercial loans are mainly for owner-occupied business and industrial properties, multifamily properties, and other commercial properties of which income from the property is the primary source of repayment. Credit risk of these loan types is managed in a similar manner to commercial loans and real estate construction loans by employing sound underwriting guidelines. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company’s loan-to-value guidelines, and generally require either the limited or full guarantee of principal sponsors of the credit. The Company’s real estate loan portfolio at December 31, 2007 included $118,213,000 of loans collateralized by real estate in southwestern Florida, with the remaining portfolio primarily collateralized by real estate in the St. Louis metropolitan area. The Florida loans include $19,544,000 for speculative construction of single family homes, including lot loans and homes built for immediate sale, $86,316,000 of commercial real estate loans, and the remaining real estate loans of owner occupied residential properties.
     Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under construction for eventual sale. The Company requires third party disbursement on the majority of its builder portfolio and the Company reviews projects regularly for progress status.
     Residential real estate loans are predominantly made to finance single-family, owner-occupied properties in the St. Louis metropolitan area and southwestern Florida. Loan-to-value percentage requirements for collateral are based on the lower of the purchase price or appraisal and are normally limited to 80%, unless credit enhancements are added. Appraisals are required on all owner-occupied residential real estate loans and private mortgage insurance is required if the loan to value percentage exceeds 85%. These loans generally have a short duration of three years or less, with some loans repricing more frequently. Long-term, fixed rate mortgages are generally not retained in the Banks’ loan portfolios, but rather are sold into the secondary market. In 2006, the choice was made to include a small number of long term loans that met certain underwriting criteria to the Banks’ portfolios, but they are de minims. The Banks have not financed, and do not currently finance, sub-prime mortgage credits.
     Consumer and other loans represent loans to individuals on both a secured and unsecured nature. Credit risk is controlled by thoroughly reviewing the credit worthiness of the borrowers on a case-by-case basis.
     As noted above, the Company experienced an increased level of charge-offs and non-performing loans in 2007. Following is a summary of information regarding the Bank’s nonperforming loans as of and for each of the years in the five-year period ended December 31, 2007:

	2007	2006	2005	2004	2003
Nonperforming loans:
Nonaccrual loans	$15,810,222	$5,082,784	$3,050,351	$1,622,164	$29,893
Loans 90 days delinquent and still accruing interest	1,937,388	65,000	24,000	998,000	636,697

Total nonperforming loans	$17,747,610	$5,147,784	$3,074,351	$2,620,164	$666,590

Interest income that would have been earned on nonaccrual loans	$2,552,163	$499,442	$216,477	$85,551	$2,057
Actual interest income recorded on non-accrual loans	$1,623,404	$321,755	$74,533	$29,608	$1,542

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
     Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.
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
     No particular trends have been noted from a review of the various loan relationships comprising these nonaccrual loans during the five year period ended December 31, 2007. At December 31, 2004, nonaccrual loans consisted primarily of two borrowing relationships, a construction contractor whose development was slow in selling and a retailer. These two credit relationships totaled $1,338,000 of the $1,622,164 of nonaccrual loans. By December 31, 2005, the retailer had refinanced the Company’s loans with an unaffiliated financial institution at no loss to the Company. The construction contractor’s nonaccrual loans carried forward to December 31, 2005, to which another large construction contractors’ loans were added to the nonaccrual total. At December 31, 2005, these two credit relationships totaled $2,750,000 of the nonaccrual loans of $3,050,351. By December 31, 2006, the Company had foreclosed on one of the contractors and sold the property at no further loss to the Company. By December 31, 2006, the other contractor had sold its property and the Company was paid off with no loss incurred.
     At December 31, 2006, the Company’s nonaccrual loans of $5,082,784 were comprised primarily of two borrowing relationships totaling $3,312,496. One of the nonaccrual loan relationships included commercial and residential real estate loans to a small business owner whose various businesses had been struggling for some time. The Company foreclosed on the various properties during the first quarter of 2007 and incurred additional charge-offs of $274,740 on this credit relationship. The other large nonaccrual loan relationship was to a real estate investor with several single family residential properties that he was renting out. This real estate investor declared bankruptcy in November 2006 after several properties incurred significant storm damage. The Company has foreclosed on these properties after additional charge-offs of $175,000 in 2007.
     The softening of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s non-performing loans in 2007. At December 31, 2007, nonperforming loans grew an additional $12,599,826 to $17,747,610, the largest components of which were primarily comprised of the following loan relationships:
•	Loans totaling approximately $5.6 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. These loans are secured by commercial real estate properties in southwestern Florida for which the values have declined. The Company has allocated $315,000 of the reserve for possible loan losses for these loans, based on current appraisals of the properties.

•	Three loans to a Florida-based home builder totaling approximately $781,000, originally to fund the construction of three homes for re-sale. These loans are in process of foreclosure, and the Company has allocated $119,000 of the reserve for possible loan losses for these loans, based on current appraisals of the properties.

•	Two loans to a St. Louis area residential developer totaling $5.6 million, including $1.2 million secured by single family display and pre-sold construction homes, and $4.4 million secured by improved lots on which homes have yet to be built. On November 1, 2007, the Company placed $4.4 million of this relationship on nonaccrual status. In December 2007, the Company took a deed in lieu of foreclosure for the improved lots on which homes can be built; this resulted in the transfer of $4 million to Other Real Estate Owned. At December 31, 2007, one loan remained to the St. Louis area residential developer totaling $809,000, secured by two single family display homes. The company has allocated $40,000 of the reserve for possible loan losses for this loan relationship, based on current appraised values of the properties securing the loan.

•	Two loans aggregating $6.4 million representing participations purchased were in the process of foreclosure. The loans are collateralized by a construction condominium development in southwestern Florida. The company has allocated $317,000 of the reserve for possible loan losses for this loan relationship, based on an internal review of the costs and status of the development.
     During this period of a softening real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers, and has often had to offer a lower interest rate on such loans to maintain the quality of the loan portfolio. Given the collateral margins maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at December 31, 2007; however, should the residential real estate market continue to soften, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
     Potential Problem Loans
     As of December 31, 2007, the Company had 12 loans with a total principal balance of $2,178,000 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
     Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, or the Loan Committee or senior lending personnel at any time. Upgrades of certain risk ratings may only be made with the concurrence of both the Chief Lending Officer and Chief Operating Officer.
     The Company’s loan underwriting policies limit individual loan officers to specific amounts of lending authority, over which various committees must get involved and approve a credit. The Company’s underwriting policies require an analysis of a borrower’s ability to pay the loan and interest on a timely basis in accordance with the loan agreement. Collateral is then considered as a secondary source of payment, should the borrower not be able to pay.
     The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $1,000,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $31,007,859 at December 31, 2007.
     At December 31, 2007, 2006, 2005, 2004, and 2003, the reserve for possible loan losses was $9,685,011, $7,101,031, $5,213,032, $3,112,382, and $2,090,268, respectively, or 1.06%, 1.06%, 1.10%, 1.04%, and 1.09% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for each of the years in the five-year period ended December 31, 2007. Bank management believes that the strong underwriting process implemented at the Company’s inception and consistently applied throughout the Company’s existence will allow for continued maintenance of adequate asset quality, requiring only a minimum reserve for exposure therein.

	December 31,
(in thousands of dollars)	2007	2006	2005	2004	2003
Average loans outstanding	$770,523	$546,122	$397,584	$240,550	$157,904

Reserve at beginning of of year	$7,101	$5,213	$3,112	$2,090	$1,300
Reserve balance of acquired subsidiary	—	—	—	—	244
Provision for possible loan losses	3,187	2,200	2,333	1,066	590

	10,288	7,413	5,445	3,156	2,134

Charge-offs:
Commercial loans:
Real estate	(317)	—	(7)	—	—
Other	(25)	(62)	(24)	—	(44)
Real estate:
Construction	—	(3)	(50)	—	—
Residential	(279)	(220)	(178)	(40)	—
Consumer	(5)	(48)	—	(5)	—
Overdrafts	(25)	—	—	—	—

Total charge-offs	(651)	(333)	(259)	(45)	(44)

Recoveries:
Commercial loans:
Real estate	10	—	—	—	—
Other	20	2	2	1	—
Real estate:
Construction	—	—	—	—	—
Residential	13	8	23	—	—
Consumer	—	11	2	—	—
Overdrafts	5	—	—	—	—

Total recoveries	48	21	27	1	—

Reserve at end of year	$9,685	$7,101	$5,213	$3,112	$2,090

Net charge-offs to average loans	0.08%	0.06%	0.06%	0.02%	0.03%

Ending reserve to net out- standing loans at end of year	1.06%	1.06%	1.10%	1.04%	1.09%

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
     The allocation of the reserve for possible loan losses by loan category is a result of the above analysis. The allocation methodology applied by the Company, designed to assess the adequacy of the reserve for possible loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses normally experienced in our banking market for each portfolio category. Because each of the criteria used is subject to change, the allocation of the reserve for possible loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category.
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

     Management views the reserve for possible loan losses as being available for all potential or presently unidentifiable loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. Based on its review for adequacy, management has estimated those portions of the reserve that could be attributable to major categories of loans as detailed in the following table at year end for each of the years in the five-year period ended December 31, 2007:

	December 31,
	2007		2006		2005		2004		2003
		Percent by		Percent by		Percent by		Percent by		Percent by
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(in thousands of dollars)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Commercial:
Real estate	$5,137	56.44%	$3,465	59.08%	$2,384	53.78%	$1,347	48.82%	$651	36.80%
Other	783	6.75	804	7.96	896	14.13	797	21.07	872	35.05
Real estate:
Construction	2,002	20.19	1,391	16.24	574	11.96	285	8.89	88	4.18
Residential	1,608	16.06	1,045	15.74	814	18.81	443	20.02	351	22.58
Held for Sale	—	0.02	—	—	—	—	—	—	—	—
Consumer	46	0.52	46	0.97	95	1.30	45	1.11	37	1.35
Overdrafts	10	0.02	5	0.01	1	0.02	—	0.09	—	0.04
Not allocated	99		345		449		195		91

Total allowance	$9,685	100.00%	$7,101	100.00%	$5,213	100.00%	$3,112	100.00%	$2,090	100.00%

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
     The Company has been in existence since 1999 and, while significant loan growth has been achieved, the Company still has a short history of charge-offs. Additionally, during the first three years of operation, Reliance Bank had to maintain its reserve for possible loan losses at a minimum of 1% of net outstanding loans. Reliance Bank, FSB, which opened in 2006, is operating under a similar regulatory requirement. The Company has sought to maintain this 1% reserve level since the Company’s inception, despite its short charge-off history. The unallocated reserve is based on factors that cannot necessarily be associated with a specific loan or loan category. Management focuses on the following factors and conditions:
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
     While the Company has no significant specific industry concentration risk, analysis showed that 92.72% of the loan portfolio was dependent on real estate collateral, including commercial real estate, residential real estate, and construction and land development loans. The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.
     Additionally, the Company continues to be committed to a strategy of acquiring relationships with larger commercial and industrial companies. Management believed it was prudent to increase the percentage of the unallocated reserve to cover the risks inherent in the higher average loan size of these relationships.

Liquidity and Rate Sensitivity Management
     Management of rate sensitive earning assets and interest-bearing liabilities remains a key to the Company’s profitability. The Company’s operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid or withdrawn, mature or are repriced in specified periods. The principal objective of the Company’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Banks utilize gap analyses as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. Reliance Bank management also monitors, on a quarterly basis the variability of earnings and fair value of equity in various interest rate environments. Bank management evaluates the Banks’ risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Bank can safely increase risk to enhance returns.
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
     Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $163,645,218 at December 31, 2007), and borrowing capabilities through correspondent banks and the Federal Home Loan Bank. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
     The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 2007, individually and cumulatively, through various time horizons:
Remaining Maturity if Fixed Rate;
Earliest Possible Repricing Interval if Floating Rate

	3	Over 3	Over 1
	months	months	year
	or	through	through	Over
	less	12 months	5 years	5 years	Total
Interest-earning assets
Loans	$211,106,519	$141,106,472	$510,201,389	$49,545,856	$911,960,236
Investment securities, at amortized cost	37,781,326	24,129,302	82,582,488	18,532,964	163,026,080
Other interest-earning assets	119,876	—	—	—	119,876

Total interest-earning assets	$249,007,721	$165,235,774	$592,783,877	$68,078,820	$1,075,106,192

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$226,301,510	$—	$—	$—	$226,301,510
Time certificates of deposit of $100,00 or more	51,639,113	177,770,799	20,080,950	—	249,490,862
All other time deposits	52,250,382	208,124,049	44,861,910	106,147	305,342,488
Nondeposit interest-bearing liabilities	80,685,081	20,639,834	35,000,000	20,000,000	156,324,915

Total interest-bearing liabilities	$410,876,086	$406,534,682	$99,942,860	$20,106,147	$937,459,775

Gap by period	$(161,868,365)	$(241,298,908)	$492,841,017	$47,972,673	$137,646,417

Cumulative gap	$(161,868,365)	$(403,167,273)	$89,673,744	$137,646,417	$137,646,417

	3		Over 3		Over 1
	months		months		year
	or		through		through		Over
	less		12 months		5 years		5 years		Total
Ratio of interest-sensitive assets to interest- sensitive liabilities	0.61	x	0.41	x	5.93	x	3.39	x	1.15	x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.61	x	0.51	x	1.10	x	1.15	x	1.15	x

     A gap report is used by Bank management to review any significant mismatch between the repricing points of the Banks’ rate sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities reprice in that particular time frame and, if rates rise, these liabilities will reprice faster than the assets. A positive gap would indicate the opposite. Management has set policy limits specifying acceptable levels of interest rate risk as measured by the gap report. Gap reports can be misleading in that they capture only the repricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments and embedded options risk related to the potential for the alteration of the level and/or timing of cash flows given changes in rates. As indicated in the above table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and interest-bearing transaction accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic. Bank management believes its current asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, allowing maintenance of adequate net interest margins.
     Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at December 31, 2007 indicate that the Company’s fair market value of equity would increase 0.72%, 1.15%, and 1.52%, from an immediate and sustained parallel decrease in interest rates of 100, 200, and 300 basis points, respectively, and decrease 0.71%, 1.50%, and 2.37%, from a corresponding increase in interest rates of 100, 200, and 300 basis points, respectively.
     Following is a more detailed analysis of the maturity and interest rate sensitivity of the Banks’ loan portfolios at December 31, 2007:

		Over 1
		through	Over
	1 year	5	5
	or less	years	years	Total
Commercial:
Real estate	$112,225,881	$371,171,166	$31,355,104	$514,752,151
Other	42,673,632	17,875,053	971,298	61,519,983
Real estate:
Construction	65,533,621	92,493,558	26,140,353	184,167,532
Residential	38,695,606	81,060,816	26,731,980	146,488,402
Held for Sale	7,554	38,272	165,424	211,250
Consumer	3,446,619	1,327,073	13,055	4,786,747
Overdrafts	34,171	—	—	34,171

	$262,617,084	$563,965,938	$85,377,214	$911,960,236

     For all loans maturing or repricing beyond the one year time horizon at December 31, 2007, following is a breakdown of such loans into fixed and floating rates.

	Fixed	Floating
	Rate	Rate	Total
Due after one but within five years	$470,129,106	$93,836,832	$563,965,938
Due after five years	49,134,713	36,242,501	85,377,214

	$519,263,819	$130,079,333	$649,343,152

     The investment portfolio is closely monitored to assure that the Banks have no unreasonable concentration of securities in the obligations of any single debtor. Other than U.S. government agency securities, the Bank maintains no concentration of investments in any one political subdivision greater than 10% of its total portfolio.
     The book value and estimated market value of the Company’s debt and equity securities at December 31, 2007, 2006 and 2005, all of which are classified as available-for-sale, are summarized in the following table:

	2007		2006		2005
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agencies and corporations	$79,705,325	$80,422,286	$110,381,507	$109,951,129	$128,413,428	$126,974,680
State and political subdivisions	38,913,135	39,255,593	33,137,041	33,526,984	21,215,751	20,990,189
Other debt securities	7,595,063	7,203,905	7,319,891	7,280,655	5,621,094	5,545,087
Equity securities	5,602,900	5,602,900	3,496,800	3,496,800	1,937,300	1,937,300
Mortgage-backed securities	31,209,657	31,160,534	37,994,505	37,610,732	34,980,002	34,331,823

	$163,026,080	$163,645,218	$192,329,744	$191,866,300	$192,167,575	$189,779,079

     The following tables summarize maturity and yield information on the Company’s investment portfolio at December 31, 2007:

		Weighted
		Average Tax-
	Amortized	Equivalent
	Cost	Yield
Available-for-sale
U.S. Government agencies and corporations:
0 to 1 year	$15,978,406	3.93%
1 to 5 years	47,327,446	4.76
5 to 10 years	13,899,473	5.34
Over 10 years	2,500,000	6.00

Total	$79,705,325	4.74

State and political subdivisions:
0 to 1 year	$260,000	6.87%
1 to 5 years	5,058,869	4.62
5 to 10 years	18,213,104	5.62
Over 10 years	15,381,162	6.46

Total	$38,913,135	5.96

Other debt securities:
0 to 1 year	$1,017,365	3.80%
1 to 5 years	2,233,402	4.74
5 to 10 years	—	—
Over 10 years	4,344,296	7.12

Total	$7,595,063	5.98

Equity and mortgage-backed securities:
0 to 1 year	$—	—%
1 to 5 years	—	—
5 to 10 years	—	—
Over 10 years	—	—
Mortgage-backed securities	31,209,657	4.99
No stated maturity	5,602,900	4.53

Total	$36,812,557	4.92

		Weighted
		Average Tax-
	Amortized	Equivalent
	Cost	Yield
Combined:
0 to 1 year	$17,255,771	3.96%
1 to 5 years	54,619,717	4.84
5 to 10 years	32,112,577	5.50
Over 10 years	22,225,458	6.84
Mortgage-backed securities	31,209,657	4.99
No stated maturity	5,602,900	4.53

Total	$163,026,080	5.13

Note: While yields by range of maturity are routinely provided by the Company’s accounting system on a tax-equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed Federal income tax rate of 34%, the adjustment amounted to $684,726.
The Banks’ primary source of liquidity to fund growth is ultimately the generation of new deposits. The following table shows the average daily amount of deposits and the average rate paid on each type of deposit for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$44,841,777	—%	$35,009,785	—%	$27,510,939	—%
Interest-bearing transaction accounts	159,338,600	4.24	75,942,634	3.86	55,202,608	1.71
Savings deposits	60,373,225	2.98	110,596,058	3.51	89,014,182	3.32
Time deposits of $100,000 or more	224,805,601	5.06	155,327,781	3.91	106,687,077	3.22
All other time deposits	288,090,853	4.69	252,711,815	4.47	195,124,978	3.51

	$777,450,056	4.30%	$629,588,073	3.84%	$473,539,784	3.00%

     As noted in the gap analyses above, at December 31, 2007, a substantial portion of the Company’s time deposits mature within one year, which is common in the present banking market. To retain these deposits upon maturity, the Company will have to remain competitive on interest rates, offer other more attractive deposit products, or replace such maturing deposits with funds from wholesale funding sources or new customer deposits from our expanding branch network. The following table shows the maturity of time deposits of $100,000 or more at December 31, 2007:

	Time	Other
	Certificates	Time
Maturity	Of Deposits	Deposits	Total
Three months or less	$50,786,437	$852,674	$51,639,111
Three to six months	85,104,858	1,085,090	86,189,948
Six to twelve months	90,158,484	1,422,369	91,580,853
Over twelve months	16,505,604	3,575,346	20,080,950

	$242,555,383	$6,935,479	$249,490,862

     Capital Adequacy
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
     As of December 31, 2007, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at December 31, 2007, 2006, and 2005 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2007:
Total capital (to risk-weighted assets)
Consolidated	$147,640	13.58%	$86,951	≥8.0%	$	N/A	N/A
Reliance Bank	108,550	10.79%	80,510	≥8.0%		100,637	≥10.0%
Reliance Bank, FSB	24,891	28.43%	7,004	≥8.0%		8,755	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$137,955	12.69%	$43,476	≥4.0%	$	N/A	N/A
Reliance Bank	100,205	9.96%	40,255	≥4.0%		60,382	≥6.0%
Reliance Bank, FSB	24,258	27.71%	3,502	≥4.0%		5,253	≥6.0%
Tier 1 capital (to average assets)
Consolidated	$137,955	12.68%	$43,532	≥4.0%	$	N/A	N/A
Reliance Bank	100,205	9.98%	40,147	≥4.0%		50,184	≥5.0%
Reliance Bank, FSB	24,258	28.13%	3,450	≥4.0%		4,312	≥5.0%
December 31, 2006:
Total capital (to risk-weighted assets)
Consolidated	$129,548	17.11%	$60,560	≥8.0%	$	N/A	N/A
Reliance Bank	88,735	12.30%	57,696	≥8.0%		72,120	≥10.0%
Reliance Bank, FSB	20,391	59.10%	2,760	≥8.0%		3,451	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$122,446	16.18%	$30,280	≥4.0%	$	N/A	N/A
Reliance Bank	82,084	11.38%	28,848	≥4.0%		43,272	≥6.0%
Reliance Bank, FSB	19,959	57.84%	1,380	≥4.0%		2,070	≥6.0%
Tier 1 capital (to average assets)
Consolidated	$122,446	14.20%	$34,497	≥4.0%	$	N/A	N/A
Reliance Bank	82,084	10.02%	32,759	≥4.0%		40,948	≥5.0%
Reliance Bank, FSB	19,959	44.37%	1,799	≥4.0%		2,249	≥5.0%
December 31, 2005:
Total capital (to risk-weighted assets)
Consolidated	$97,653	18.03%	$43,326	≥8.0%	$	N/A	N/A
Reliance Bank	62,982	11.75%	42,892	≥8.0%		53,615	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$92,440	17.07%	$21,663	≥4.0%	$	N/A	N/A
Reliance Bank	57,769	10.77%	21,526	≥4.0%		32,169	≥6.0%

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 capital (to average assets)
Consolidated	$92,440	13.28%	$27,847	≥4.0%	$	N/A	N/A
Reliance Bank	57,769	8.34%	27,701	≥4.0%		34,627	≥5.0%
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
     Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At December 31, 2007, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
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
     The required contractual obligations and other commitments at December 31, 2007 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,943,256	$623,055	$1,995,335	$5,324,866
Time deposits	554,833.350	489,889,774	64,943,576	—
Federal Home Loan Bank borrowings	68,000,000	13,000,000	35,000,000	20,000,000
Commitments to extend credit	321,418,991	82,397,953	172,082,992	66,938,046
Standby letters of credit	13,963,956	5,509,726	8,154,230	300,000

Accounting Pronouncements
     Certain accounting rule changes that will or have gone into effect recently, as promulgated by the Financial Accounting Standards Board (the “FASB”), will have an effect on the Company’s financial reporting process. These accounting rule changes, issued in the form of Financial Accounting Standards or Interpretations include the following:
•	The Company maintains various stock option plans, which are discussed in more detail in Note 11 to the Company’s 2007 consolidated financial statements. Prior to 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, in accounting for stock options granted under these plans. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the consolidated statements of income on stock options granted to employees, since all options granted under the Company’s stock option plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of the grant. The Board of Directors accelerated the vesting of substantially all of the Company’s outstanding stock options during the fourth quarter of 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised) Share-based Payment (“FAS 123R”). This statement replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. FAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.

The following table illustrates the pro forma effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in the year ended December 31, 2005. The impact of adopting FAS 123R increased the compensation expense in 2007 and 2006 by $449,020 and $145,513, respectively, before income taxes, and had a $0.02 impact on basic and diluted earnings per share in 2007 and less than a $0.01 impact in 2006.

2005
Net income, as reported	$1,923,031
Deduct total stock-based compensation expense determined under fair-value-based method for all awards, net of related taxes	(1,416,940)

Adjusted net income	$506,091

Weighted average shares outstanding	16,095,431
Options dilution	473,398

Diluted shares	16,568,829

Earnings per share:
Basic:
As reported	$0.12
Pro forma	0.03

Diluted:
As reported	$0.12
Pro forma	0.03

     Based on the valuation and accounting uncertainties that outstanding options presented under the proposed accounting treatment at the time, the Board of Directors accelerated the vesting of substantially all of the Company’s outstanding stock options during the fourth quarter of 2005. This action resulted in the remaining fair value of substantially all of the outstanding stock options being recognized in 2005 as part of the pro-forma disclosures above.

The weighted average fair values of options granted in 2007, 2006 and 2005 was $3.98, $4.25, and $2.61, respectively, for an option to purchase one share of Company Common Stock; however, the Company has only been in existence since July 24, 1998, and the Company’s Common Stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s Common Stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted in 2007, 2006, and 2005, including volatility of 0-20% in the Company’s Common Stock price, expected forfeitures of 8-10%, no dividends paid on the Common Stock, an expected weighted average option life of 6.00, 10.00, and 8.61 years for options granted in 2007, 2006 and 2005, respectively, and a risk-free interest rate approximating the 10-year Treasury rate for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.

•	In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FASB Interpretation No. 48 (“FIN 48”) clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective and was implemented in 2007 by the Company; however, Company management believes that the Company maintains no uncertain tax positions for tax reporting purposes and, accordingly, no FIN 48 liability is required to be recorded.

•	In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB No. 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. The Company has determined that SAB No. 108 will not have a material impact on its consolidated financial position or results of operations.

•	In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.
Quantitative and Qualitative Disclosures About Market Risk
     For information regarding the market risk of the financial instruments of the Company, see the section entitled “Liquidity and Rate Sensitivity Management” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section.
Effects of Inflation
     Persistent high rates of inflation can have a significant effect on the reported financial condition and results of operations of all industries. However, the asset and liability structure of a financial institution is substantially different from that of an industrial company, in that virtually all assets and liabilities of a financial institution are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a financial institution’s performance. Interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services.
     Inflation, however, does have an important impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity-to-assets ratio. One of the most important effects that inflation has had on the banking industry has been to reduce the proportion of earnings paid out in the form of dividends.
     Although it is obvious that inflation affects the growth of total assets, it is difficult to measure the impact precisely. Only new assets acquired each year are directly affected, so a simple adjustment of asset totals by use of an inflation index is not meaningful. The results of operations also have been affected by inflation, but again there is no simple way to measure the effect on the various categories of income and expense.
     Interest rates in particular are significantly affected by inflation, but neither the timing nor the magnitude of the changes coincide with changes in the consumer price index. Additionally, changes in interest rates on some types of consumer deposits may be delayed. These factors, in turn, affect the composition of sources of funds by reducing the growth of deposits that are less interest sensitive and increasing the need for funds that are more interest sensitive.
Item 7A. Quantitative and qualitative disclosures about market risk
     Information regarding the market risk of the financial instruments of the Company is included in this report under “Fluctuations in interest rates could reduce our profitability and affect the value of our assets” in Item 1A “Risk Factors” and under “Liquidity and Rate Sensitivity Management” in item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such information is incorporated in this Item 7A by reference.
Item 8. Financial statements and supplementary data
     The financial statements that are filed as part of this report are set forth in Item 15 of this report.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
     None.
Item 9AT. Controls and procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2007.
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly registered public companies
     There were no changes during the period covered by this Annual Report on Form 10-K in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information
     None.
Item 10. Directors, executive officers and corporate governance
     The information required by this item 10 is set forth under the following two captions: Corporate Governance and Compensation of Directors in the Company’s Proxy Statement for the annual meeting of shareholders to be held on Wednesday, May 7, 2008 and is incorporated herein by reference.

Item 11. Executive compensation
     The information required by this item 11 is set forth under the captions Corporate Governance and Executive Compensation in the Company’s Proxy Statement for the annual meeting of shareholders to be held on Wednesday, May 7, 2008 and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters
     The information required by this item 12 is set forth under the captions Stock Ownership of Executive Officers and Certain Beneficial Owners in the Company’s Proxy Statement for the annual meeting of shareholders to be held on Wednesday, May 7, 2008 and is incorporated herein by reference.
Item 13. Certain relationships and related transactions and director independence
     The information required by this item 13 is set forth under the following two captions: Interest of Management in Certain Transactions and Corporate Governance in the Company’s Proxy Statement for the annual meeting of shareholders to be held on Wednesday, May 7, 2008 and is incorporated herein by reference.
Item 14. Principal accountant fees and services
     The information required by this item 14 is set forth under the captions Audit Committee Report and Payment of Fees to Auditors in the Company’s Proxy Statement for the annual meeting of shareholders to be held on Wednesday, May 7, 2008 and is incorporated herein by reference.
Item 15. Exhibits and financial statement schedules
     (a) The following documents are filed as a part of this report:
          (1) Financial Statements
               The financial statements filed with this report are listed in the Index to Consolidated Financial Statements on page F-1.
          (2) Schedules
               None.
          (3) Exhibits
               The Exhibits required to be filed as part of this report are listed in the attached Index to Exhibits.
     (b) The Exhibits required to be filed as part of this report are listed in the attached Index to Exhibits.
     (c) None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

Reliance Bancshares, Inc.:
We have audited the accompanying consolidated balance sheets of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
March 25, 2008
St. Louis, Missouri

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks (note 2)	$13,170,564	7,975,924
Interest-earning deposits in other financial institutions	89,876	498,257
Federal funds sold	30,000	—
Investments in available-for-sale debt and equity securities, at fair value (note 3)	163,645,218	191,866,300

Loans (notes 4 and 9)	911,960,236	667,701,639
Less -Deferred loan fees/costs	(222,226)	(282,711)
Reserve for possible loan losses	(9,685,011)	(7,101,031)

Net loans	902,052,999	660,317,897

Premises and equipment, net (note 5)	42,931,925	30,960,372
Accrued interest receivable	4,959,629	4,412,330
Identifiable intangible assets, net of accumulated amortization of $74,653 and $58,365 at December 31, 2007 and 2006, respectively	169,666	185,954
Goodwill	1,149,192	1,149,192
Other assets (note 7)	7,953,353	3,432,983

	$1,136,152,422	900,799,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits (note 6):
Non-interest-bearing	$53,441,589	47,341,090
Interest-bearing	781,134,860	631,255,915

Total deposits	834,576,449	678,597,005
Short-term borrowings (note 8)	88,324,915	70,462,521
Notes payable to Federal Home Loan Bank (note 9)	68,000,000	24,300,000
Accrued interest payable	3,656,113	2,739,142
Other liabilities	1,703,972	1,203,949

Total liabilities	996,261,449	777,302,617

Commitments and contingencies (notes 13 and 14)
Stockholders’ equity (notes 11, 12, and 15):
Preferred stock, no par value; 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,682,075 and 19,571,248 shares issued and outstanding at December 31, 2007 and 2006, respectively	5,170,519	4,892,812
Surplus	122,991,770	109,896,794
Additional paid in capital – stock options	594,533	145,513
Unallocated restricted stock	(256,786)	—
Retained earnings	10,982,306	8,867,359
Accumulated other comprehensive income – net unrealized holding gains (losses) on available-for-sale debt securities	408,631	(305,886)

Total stockholders’ equity	139,890,973	123,496,592

	$1,136,152,422	900,799,209

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Interest income:
Interest and fees on loans (note 4)	$55,098,966	38,812,553	25,184,572
Interest on debt and equity securities:
Taxable	6,741,053	7,777,888	4,873,530
Exempt from Federal income taxes	1,533,958	1,116,965	598,869
Interest on short-term investments	489,535	316,865	636,223

Total interest income	63,863,512	48,024,271	31,293,194

Interest expense:
Interest on deposits (note 6)	33,435,555	24,190,019	14,191,299
Interest on short-term borrowings (note 8)	2,380,580	1,320,341	468,319
Interest on notes payable to Federal Home Loan Bank (note 9)	1,792,913	716,806	575,906

Total interest expense	37,609,048	26,227,166	15,235,524

Net interest income	26,254,464	21,797,105	16,057,670
Provision for possible loan losses (note 4)	3,186,500	2,200,000	2,332,878

Net interest income after provision for possible loan losses	23,067,964	19,597,105	13,724,792

Noninterest income:
Service charges on deposit accounts	509,352	379,242	277,688
Net gains (losses) on sale of debt and equity securities (note 3)	157,011	13,586	(103,486)
Other noninterest income (note 5)	1,132,893	854,340	336,491

Total noninterest income	1,799,256	1,247,168	510,693

Noninterest expense:
Salaries and employee benefits (note 10)	13,073,159	10,079,601	6,736,287
Occupancy and equipment expense (note 5)	3,388,327	2,460,742	1,408,788
Data processing	1,499,199	1,074,189	757,499
Advertising	569,658	606,943	359,303
Postage, printing and supplies	493,796	501,353	267,910
Professional fees	559,818	266,740	235,646
Amortization of intangible assets	16,288	16,288	16,288
Other noninterest expenses	2,690,062	1,599,399	1,667,790

Total noninterest expense	22,290,307	16,605,255	11,449,511

Income before applicable income taxes	2,576,913	4,239,018	2,785,974
Applicable income tax expense (note 7)	461,966	1,222,753	862,943

Net income	$2,114,947	3,016,265	1,923,031

Per share amounts:
Basic earnings per share	$0.10	0.16	0.12
Basic weighted average shares outstanding	20,342,622	18,684,762	16,095,431
Diluted earnings per share	$0.10	0.15	0.12
Diluted weighted average shares outstanding	21,336,623	19,548,189	16,681,322

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Net income	$2,114,947	3,016,265	1,923,031

Other comprehensive income (loss) before tax:
Net unrealized gains (losses) on available-for-sale securities	1,239,613	1,936,918	(2,153,225)
Reclassification adjustment for losses (gains) included in net income	(157,011)	(13,586)	103,486

Other comprehensive income (loss) before tax	1,082,602	1,923,332	(2,049,739)
Income tax related to items of other comprehensive income (loss)	368,085	653,933	(696,911)

Other comprehensive income (loss), net of tax	714,517	1,269,399	(1,352,828)

Total comprehensive income	$2,829,464	4,285,664	570,203

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2007, 2006, and 2005

				Additional					Accumulated	Total
				paid in	Unamortized				other	stock-
	Preferred	Common		capital – stock	restricted	Subscriptions	Retained	Treasury	comprehensive	holders’
	stock	stock	Surplus	options	stock	receivable	earnings	stock	income	equity
Balance at December 31, 2004	$—	3,739,211	65,761,317	—	—	—	3,928,063	—	(222,457)	73,206,134
Net income	—	—	—	—	—	—	1,923,031	—	—	1,923,031
Subscriptions received for 1,170,744 shares of common stock	—	292,686	10,829,382	—	—	(11,122,068)	—	—	—	—
Other activity (note 11)	64,369	526,385	17,848,916	—	—	—	—	—	—	18,439,670
Change in valuation of available -for-sale securities, net of related tax effect	—	—	—	—	—	—	—	—	(1,352,828)	(1,352,828)

Balance at December 31, 2005	64,369	4,558,282	94,439,615	—	—	(11,122,068)	5,851,094	—	(1,575,285)	92,216,007
Net income	—	—	—	—	—	—	3,016,265	—	—	3,016,265
Payments received for subscriptions receivable	—	—	—	—	—	11,122,068	—	—	—	11,122,068
Other activity (note 11)	(64,369)	334,530	15,457,179	145,513	—	—	—	—	—	15,872,853
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	—	—	1,269,399	1,269,399

Balance at December 31, 2006	—	4,892,812	109,896,794	145,513	—	—	8,867,359	—	(305,886)	123,496,592
Net income	—	—	—	—	—	—	2,114,947	—	—	2,114,947
Other activity (note 11)	—	277,707	13,094,976	449,020	(256,786)	—	—	—	—	13,564,917
Change in valuation of available -for-sale securities, net of related tax effect	—	—	—	—	—	—	—	—	714,517	714,517

Balance at December 31, 2007	$—	5,170,519	122,991,770	594,533	(256,786)	—	10,982,306	—	408,631	139,890,973

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$2,114,947	3,016,265	1,923,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,587,332	1,044,100	1,213,112
Provision for possible loan losses	3,186,500	2,200,000	2,332,878
Capitalized interest expense on construction	(571,239)	(310,760)	(79,505)
Deferred income tax benefit	(537,883)	(682,337)	(438,840)
Net losses (gains) on sale of debt and equity securities	(157,011)	(13,586)	103,486
Net losses on sale of other real estate owned	118,183	—	—
Stock option compensation cost	449,020	145,513	—
Common stock awarded to directors	10,000	13,800	—
Amortization of restricted stock expense	43,214	—	—
Mortgage loans originated for sale in the secondary market	(11,004,875)	—	—
Mortgage loans sold in secondary market	10,793,625	—	—
Increase in accrued interest receivable	(547,299)	(912,905)	(1,338,412)
Increase in accrued interest payable	916,971	979,769	839,071
Other operating activities, net	606,939	(160,081)	715,912

Net cash provided by operating activities	7,008,424	5,319,778	5,270,733

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(25,619,513)	(59,313,559)	(98,811,739)
Proceeds from maturities and calls of available-for-sale debt securities	45,673,941	50,955,433	23,620,386
Proceeds from sales of available-for-sale debt and equity securities	9,584,621	8,411,900	4,408,291
Net increase in loans	(251,234,191)	(195,967,413)	(173,136,694)
Proceeds from sale of other real estate owned	2,699,813	412,706	87,042
Construction expenditures to finish other real estate owned	(129,825)	—	—
Purchase of prior liens on other real estate owned	(276,617)	—	—
Purchase of bank premises and equipment	(13,154,083)	(9,906,872)	(7,862,483)

Net cash used in investing activities	(232,455,854)	(205,407,805)	(251,695,197)

Cash flows from financing activities:
Net increase in deposits	155,979,444	102,172,165	244,741,651
Net increase (decrease) in short-term borrowings	17,862,394	53,615,309	(14,961,463)
Proceeds from notes payable to Federal Home Loan Bank	48,000,000	10,000,000	10,000,000
Payments of notes payable to Federal Home Loan Bank	(4,300,000)	—	(1,500,000)
Issuance of common stock	13,693,686	26,717,804	18,540,592
Issuance of preferred stock	—	155,984	64,369
Purchase of treasury stock	(2,116,402)	(154,243)	(198,846)
Stock options exercised	1,174,075	107,125	34,000
Payment of stock issuance costs	(29,508)	(22,030)	(32,118)

Net cash provided by financing activities	230,263,689	192,592,114	256,688,185

Net increase (decrease) in cash and cash equivalents	4,816,259	(7,495,913)	10,263,721
Cash and cash equivalents at beginning of period	8,474,181	15,970,094	5,706,373

Cash and cash equivalents at end of period	$13,290,440	8,474,181	15,970,094

Supplemental information:
Cash paid for:
Interest	$37,263,316	25,558,157	14,475,958
Income taxes	838,000	2,145,461	1,347,000
Noncash transactions:
Transfers to other real estate in settlement of loans	7,574,751	851,427	1,207,485
Loans made to facilitate the sale of other real estate	1,050,912	—	603,000
Capitalized interest expense	571,239	310,760	79,505
Stock option compensation cost	449,020	145,513	—
Common stock awarded to directors	10,000	13,800	—
Tax benefit from sale of nonqualified stock options exercised	340,832	—	—
Amortization of restricted stock expense	43,214	—	—
Stock issued for operating lease payments	—	30,968	31,673

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the Company) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, F.S.B. (hereinafter referred to as “the Banks”). Effective October 31, 2005, Reliance Bank of Godfrey (which was acquired by the Company on May 31, 2003) was merged into Reliance Bank. On January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, F.S.B. in Ft. Myers, Florida. Prior to this opening, Reliance Bank had maintained a loan production office in Ft. Myers, Florida and, with the opening of the Federal Savings Bank, loans totaling approximately $14 million that were originated in the Reliance Bank loan production office were transferred to Reliance Bank, F.S.B.
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
Following is a description of the more significant accounting policies of the Company and Banks.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and Banks. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Accounting
The Company and Banks utilize the accrual basis of accounting, which includes in the total of net income all revenues earned and expenses incurred, regardless of when actual cash payments are received or paid. The Company is also required to report comprehensive income, of which net income is a component. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including all changes in equity during a period, except those resulting from investments by, and distributions to, owners, and cumulative effects of accounting changes recorded directly to retained earnings.
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include due from banks, interest-earning deposits in banks (all of which are payable on demand), and Federal funds sold. Certain balances maintained in other financial institutions generally exceed the level of deposits insured by the Federal Deposit Insurance Corporation.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Investments in Debt and Equity Securities
The Banks classify their debt securities into one of three categories at the time of purchase: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those debt securities which the Banks have the ability and intent to hold until maturity. All other debt securities not included in trading or held-to-maturity, and all equity securities, are classified as available-for-sale.
Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities (for which no such securities were so designated at December 31, 2007 and 2006) would be recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts. Holding gains and losses on trading securities (for which no securities were so designated at December 31, 2007 and 2006) would be included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income in stockholders’ equity until realized. Transfers of securities between categories would be recorded at fair value at the date of transfer. Unrealized holding gains and losses would be recognized in earnings for transfers into the trading category.
Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Amortization of premiums and accretion of discounts for mortgage-backed securities are recognized as interest income using the interest method, which considers the timing and amount of prepayments of the underlying mortgages in estimating future cash flows for individual mortgage-backed securities. For other debt securities in the available-for-sale and held-to-maturity categories, premiums and discounts are amortized or accreted over the lives of the respective securities, with consideration of historical and estimated prepayment rates, as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of any securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary will result in a charge to earnings and the establishment of a new cost basis for the security. To determine whether an impairment is other-than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for impairment, the severity and duration of the impairment, and changes in value after the balance sheet date.
Loans
Interest on loans is credited to income based on the principal amount outstanding. Loans are considered delinquent whenever interest and/or principal payments have not been received when due. The recognition of interest income is discontinued when, in management’s judgment, the interest will not be collectible in the normal course of business. Subsequent payments received on such loans are applied to principal if any doubt exists as to the collectibility of such principal; otherwise, such receipts are recorded as interest income. Loans are returned to accrual status when management believes full collectibility of principal and interest is expected. The Banks consider a loan impaired when all amounts due — both principal and interest — will not be collected in accordance with the contractual terms of the loan agreement. When measuring

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
impairment for such loans, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan; however, the Banks would measure impairment based on the fair value of the collateral, if foreclosure was probable.
Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to interest income over the lives of the related loans using the interest method.
The reserve for possible loan losses is available to absorb loan charge-offs. The reserve is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Loans are partially or fully charged off when Bank management believes such amounts are uncollectible, either through collateral liquidation or cash payment. The provision charged to operations each year is that amount which management believes is sufficient to bring the balance of the reserve to a level adequate to absorb potential loan losses, based on their knowledge and evaluation of past losses, the current loan portfolio, and the current economic environment in which the borrowers of the Banks operate.
Management believes the reserve for possible loan losses is adequate to absorb losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the reserve may be necessary based on changes in economic conditions. Additionally, various regulatory agencies, as an integral part of the examination process, periodically review the Banks’ reserves for possible loan losses. Such agencies may require the Banks to add to the reserve for possible loan losses based on their judgments and interpretations about information available to them at the time of their examinations.
Bank Premises and Equipment
Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment are computed over the expected lives of the assets, using the straight-line method. Estimated useful lives are 40 years for bank buildings and three to ten years for furniture, fixtures, and equipment. Expenditures for major renewals and improvements of bank premises and equipment (including related interest expense, which was $571,239, $310,760, and $79,505, for the years ended December 31, 2007, 2006, and 2005, respectively) are capitalized, and those for maintenance and repairs are expensed as incurred.
Certain long-lived assets, such as bank premises and equipment, and certain identifiable intangible assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In such situations, recoverability of assets to be held and used would be measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or estimated fair value, less estimated selling costs.
Other Real Estate Owned
Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure, for loans on which borrowers have defaulted as to payment of principal and interest. Properties acquired are initially recorded at the lower of the Banks’ carrying amount or fair value (less estimated selling costs), and carried in other assets in the consolidated balance

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
sheets. At December 31, 2007 and 2006, the balance of other real estate owned was $4,937,285 and $825,000, respectively. Valuations are performed periodically by management, and an allowance for losses is established by means of a charge to noninterest expense if the carrying value of a property exceeded its fair value, less estimated selling costs. Subsequent increases in the fair value (less estimated selling costs) are recorded through a reversal of the allowance, but not below zero. Costs related to development and improvement of property are capitalized, while costs relating to holding the property are expensed.
Intangible Assets
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at December 31, 2007 will be $16,288 for each of the next five years, and $88,226 thereafter.
The excess of the Company’s consideration given in its acquisition of The Bank of Godfrey over the fair value of the net assets acquired is recorded as goodwill, an intangible asset on the consolidated balance sheets. Goodwill is the Company’s only intangible asset with an indefinite useful life, and the Company is required to test the intangible asset for impairment on an annual basis. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. No impairment writedown was required in 2007, 2006, or 2005.
Securities Sold Under Agreements to Repurchase
The Banks enter into sales of securities under agreements to repurchase at specified future dates. Such repurchase agreements are considered financing arrangements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheets. Repurchase agreements are collateralized by debt securities which are under the control of the Banks.
Income Taxes
The Company and Banks file consolidated Federal and state income tax returns. Applicable income tax expense is computed based on reported income and expenses, adjusted for permanent differences between reported and taxable income. Penalties and interest assessed by income taxing authorities are included in income tax expense in the year assessed, unless such amounts relate to an uncertain tax position, as defined below.
The Company and Banks use the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period which includes the enactment date.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FASB Interpretation No. 48 (FIN 48) clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective and was implemented in 2007 by the Company; however, Company management believes that the Company maintains no uncertain tax positions for tax reporting purposes, and, accordingly, no FIN 48 liability is required to be recorded.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s Federal and state income tax returns have never been examined by the Internal Revenue Service or applicable state taxing authorities. The Company’s Federal and state income tax returns for the years ended December 31, 2007, 2006, and 2005 are subject to examination generally for three years after they are filed.
Mortgage Banking Operations
The Banks’ mortgage banking operations include the origination of long-term, fixed rate residential mortgage loans for sale (without recourse) in the secondary market. Upon receipt of an application for a residential real estate loan, the Banks generally lock in an interest rate with the applicable investor and, at the same time, lock into an interest rate with the customer. This practice minimizes the Banks’ exposure to risk resulting from interest rate fluctuations. Upon disbursement of the loan proceeds to the customer, the loan is delivered to the applicable investor. Sales proceeds are generally received within two to seven days later. Therefore, no loans held for sale are included in the Banks’ loan portfolios at any point in time, except those loans for which the sale proceeds have not yet been received. Such loans are maintained at the lower of cost or market value, based on the outstanding commitment from the applicable investors for such loans.
Loan origination fees are recognized upon the sale of the related loans and included in the consolidated statements of income as other noninterest income. The Banks do not retain the servicing rights for any such loans sold in the secondary market.
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

	Years Ended December 31,
	2007	2006	2005
Basic
Net income	$2,114,947	3,016,265	1,923,031

Weighted average common shares outstanding	20,342,622	18,684,762	16,095,431

Basic earnings per share	$0.10	0.16	0.12

Diluted
Net income	$2,114,947	3,016,265	1,923,031

Weighted average common shares outstanding	20,342,622	18,684,762	16,095,431
Effect of dilutive stock options	994,001	863,427	585,891

Diluted weighted average common shares outstanding	21,336,623	19,548,189	16,681,322

Diluted earnings per share	$0.10	0.15	0.12

As of December 31, 2007 and 2006, options to purchase 130,500 and 14,000 shares, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive. No such anti-dilutive shares were outstanding at December 31, 2005.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Stock Options
The Company maintains various stock option plans, which are discussed in more detail in Note 11 to these consolidated financial statements. Prior to 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, in accounting for stock options granted under these plans. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the consolidated statements of income for stock options granted to employees, since all options granted under the Company’s stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-based Payment (FAS 123R). This statement replaced FAS No. 123, Accounting for Stock-Based Compensation, and superseded APB 25. FAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.
The following table illustrates the pro forma effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in the year ended December 31, 2005. The impact of adopting FAS 123R increased compensation expense in 2007 and 2006 by $449,020 and $145,513, respectively, before income taxes, and had a $0.02 impact on basic and diluted earnings per share in 2007 and less than a $0.01 impact in 2006.

2005
Net income, as reported	$1,923,031
Deduct total stock-based compensation expense determined under fair-value-based method for all awards, net of related taxes	(1,416,940)

Adjusted net income	$506,091

Weighted average shares outstanding	16,095,431
Options dilution	473,398

Diluted shares	16,568,829

Earnings per share:
Basic:
As reported	$0.12
Pro forma	0.03

Diluted:
As reported	$0.12
Pro forma	0.03

Based on the valuation and accounting uncertainties that outstanding options presented under proposed accounting treatment at the time, the Board of Directors accelerated the vesting of

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
substantially all of the Company’s outstanding stock options during the fourth quarter of 2005. This action resulted in the remaining fair value of substantially all of the outstanding stock options being recognized in 2005 as part of the pro-forma disclosures above.
The weighted average fair values of options granted in 2007, 2006, and 2005 were $3.98, $4.25, and $2.61, respectively, for an option to purchase one share of Company common stock; however, the Company has only been in existence since July 24, 1998, and the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted in 2007, 2006, and 2005, including volatility of 0-20% in the Company’s common stock price, expected forfeitures of 8-10%, no dividends paid on the common stock, an expected weighted average option life of 6.00, 10.00, and 8.67 years for options granted in 2007, 2006, and 2005, respectively, and a risk-free interest rate approximating the Treasury rate for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
Financial Instruments
For purposes of information included in note 14 regarding disclosures about financial instruments, financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that both (a) imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (b) conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.
NOTE 2 — CASH AND DUE FROM BANKS
The Banks are required to maintain certain daily reserve balances of cash and due from banks in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 2007 and 2006 were approximately $25,000 and $2,046,000, respectively.
NOTE 3 — INVESTMENTS IN DEBT AND EQUITY SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair values of the Banks’ available-for-sale debt and equity securities at December 31, 2007 and 2006 were as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2007	cost	gains	losses	value
Obligations of U.S. Government agencies and corporations	$79,705,325	759,939	(42,978)	80,422,286
Obligations of state and political subdivisions	38,913,135	413,620	(71,162)	39,255,593
Other debt securities	7,595,063	7,858	(399,016)	7,203,905
Mortgage-backed securities	31,209,657	162,534	(211,657)	31,160,534
Equity securities	5,602,900	—	—	5,602,900

	$163,026,080	1,343,951	(724,813)	163,645,218

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2006	cost	gains	losses	value
Obligations of U.S. Government agencies and corporations	$110,381,507	390,216	(820,594)	109,951,129
Obligations of state and political subdivisions	33,137,041	487,835	(97,892)	33,526,984
Other debt securities	7,319,891	23,263	(62,499)	7,280,655
Mortgage-backed securities	37,994,505	100,917	(484,690)	37,610,732
Equity securities	3,496,800	—	—	3,496,800

	$192,329,744	1,002,231	(1,465,675)	191,866,300

Included in available-for-sale securities at December 31, 2007 and 2006 are equity securities representing common stock of the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, which are administered by the Federal Housing Finance Board. As members of the Federal Home Loan Bank System, the Banks must maintain minimum investments in the capital stock of their respective district Federal Home Loan Banks. The stock is recorded at cost, which represents redemption value. The Company’s Chief Financial Officer also serves as Vice Chairman on the Board of Directors of the Federal Home Loan Bank of Des Moines.
The amortized cost and estimated fair values of debt and equity securities classified as available-for-sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
Due one year or less	$17,255,770	17,224,317
Due one year through five years	54,619,716	55,227,710
Due five years through ten years	32,112,578	32,370,403
Due after ten years	22,225,459	22,059,354
Mortgage-backed securities	31,209,657	31,160,534
Equity securities	5,602,900	5,602,900

	$163,026,080	163,645,218

Provided below is a summary of available-for sale securities which were in an unrealized loss position at December 31, 2007. The obligations of U.S. Government agencies and mortgage-backed securities with unrealized losses at December 31, 2007 are primarily issued from and guaranteed by the Federal Home Loan Bank, Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation. Obligations of states and political subdivisions and other debt securities in an unrealized loss position are primarily comprised of highly-rated municipal bonds. The Banks have the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Banks believe that the impairment in value is attributable to changes in market interest rates and not the credit quality of the issuers.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
Obligations of U.S. Government agencies and corporations	$999,690	23	15,951,275	42,955	16,950,965	42,978
Obligations of states and political subdivisions	5,378,643	27,314	4,593,795	43,848	9,972,438	71,162
Other debt securities	3,970,077	374,219	2,018,760	24,797	5,988,837	399,016
Mortgage-backed securities	858,744	6,505	14,745,576	205,152	15,604,320	211,657

	$11,207,154	408,061	37,309,406	316,752	48,516,560	724,813

The carrying value of debt securities pledged to secure public funds, securities sold under repurchase agreements, certain borrowings, and for other purposes amounted to approximately $156,904,000 and $150,797,000 at December 31, 2007 and 2006, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $11,600,000 as additional collateral to secure public funds at December 31, 2007.
During 2007, 2006, and 2005, certain available-for-sale securities were sold for proceeds totaling $9,584,621, $8,411,900, $4,408,291, respectively, resulting in gross gains of $164,037, $30,810, and $3,854, respectively, and gross losses of $7,026, $17,224, and $107,340, respectively.
NOTE 4 — LOANS
The composition of the loan portfolio at December 31, 2007 and 2006 is as follows:

	2007	2006
Commercial:
Real estate	$514,752,151	394,469,137
Other	61,519,983	53,152,775
Real estate:
Construction	184,167,532	108,408,270
Residential	146,488,402	105,094,409
Held for sale	211,250	—
Consumer	4,786,747	6,541,351
Overdrafts	34,171	35,697

	$911,960,236	667,701,639

The Banks grant commercial, industrial, residential, and consumer loans throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.
The aggregate amount of loans to executive officers and directors and loans made for the benefit of executive officers and directors was $51,721,397 and $39,775,642 at December 31, 2007 and 2006, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility. A summary of activity for loans to executive officers and directors for the year ended December 31, 2007 is as follows:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Balance, December 31, 2006	$39,775,642
New loans made	18,592,287
Payments received	(6,646,532)

Balance, December 31, 2007	$51,721,397

At December 31, 2007, 2006, and 2005, the Banks had a total of $17,747,610, $5,082,784, and $3,050,351, respectively, of loans that were considered impaired, of which $15,810,222 had the accrual of interest discontinued at December 31, 2007, and all of which had the accrual of interest discontinued at December 31, 2006 and 2005. At December 31, 2007, 2006, and 2005, $3,691,953, $126,488, and $617,191, respectively, of such impaired loans had no specific allocation of the reserve for possible loan losses allocated thereto. The Banks had allocated $1,269,432, $374,644, and $239,563 of the reserve for possible loan losses for all other impaired loans at December 31, 2007, 2006, and 2005, respectively. Had the Banks’ impaired loans continued to accrue interest, the Banks would have earned $2,552,163, $499,442, and $216,477 for the years ended December 31, 2007, 2006, and 2005, respectively, rather than the $1,623,404, $321,755, and $74,533, respectively, that the Banks earned thereon on a cash basis. The average balance of impaired loans for the years ended December 31, 2007, 2006, and 2005 was $8,092,288, $3,470,251, and $2,969,402, respectively. Loans 90 days or more delinquent and still accruing interest totaled approximately $1,937,000, $65,000, and $24,000 at December 31, 2007, 2006, and 2005, respectively.
Transactions in the reserve for possible loan losses for the years ended December 31, 2007, 2006, and 2005 are summarized as follows:

	2007	2006	2005
Balance, January 1	$7,101,031	5,213,032	3,112,382
Provision charged to operations	3,186,500	2,200,000	2,332,878
Charge-offs	(650,787)	(333,784)	(259,935)
Recoveries of loans previously charged off	48,267	21,783	27,707

Balance, December 31	$9,685,011	7,101,031	5,213,032

NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31, 2007 and 2006 is as follows:

	2007	2006
Land	$7,839,069	6,828,376
Buildings and improvements	24,015,983	15,560,753
Furniture, fixtures, and equipment	7,354,448	5,517,637
Construction in progress	8,749,416	6,470,639

	47,958,916	34,377,405
Less accumulated depreciation	5,026,991	3,417,033

	$42,931,925	30,960,372

Amounts charged to noninterest expense for depreciation aggregated $1,749,397, $1,231,890, and $790,846 for the years ended December 31, 2007, 2006, and 2005, respectively.
At December 31, 2007, Reliance Bank had three new branch locations under construction and one additional branch location planned in the St. Louis metropolitan area. Reliance Bank, F.S.B. had one new branch location under construction, and four additional branch locations planned in southwestern Florida. Total construction costs, including land acquisition, are estimated to be approximately $14,000,000, all of which are expected to be completed in 2008 or 2009. Certain of

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
the branch construction contracts have or will involve contracts for construction with a general contracting company that is majority-owned by one of the Company’s directors. All construction contracts entered into by the Company have been made under formal sealed bid processes. During the years ended December 31, 2007, 2006, and 2005, the Company paid $3,618,941, $3,476,968, and $1,701,803, respectively, to the construction company owned by the Company director for construction costs incurred. Additionally, the main banking facility of Reliance Bank, F.S.B. was built on land in Ft. Myers, Florida purchased from two of the Company’s directors for $854,311, and land for two future branch locations of Reliance Bank, F.S.B. was purchased from Reliance Bank, F.S.B. directors for $1,967,108.
Reliance Bank leases the land on which certain of its branch facilities have been built under noncancelable operating lease agreements that expire at various dates through 2026, with various options to extend the leases. A portion of the payments under one of these operating leases is payable in Company common stock. Minimum rental commitments and the total common stock committed for payments under all noncancelable operating lease agreements at December 31, 2007, for each of the next five years, and in the aggregate, are as follows:

		Portion
	Minimum	payable
	lease payments	in stock
Year ending December 31:
2008	$623,055	25,000
2009	580,315	25,000
2010	476,558	25,000
2011	478,570	25,000
2012	459,892	25,000
After 2012	5,324,866	260,417

Total minimum payments required	$7,943,256	385,417

The Company has also leased temporary facilities for its various branches during the construction of the applicable new branch facilities. Total rent paid by the Company for 2007, 2006, and 2005 was $600,517, $411,344, and $253,110, respectively.
Reliance Bank leases out a portion of certain of its banking facilities to unaffiliated companies under noncancelable leases that expire at various dates through 2011. Minimum rental income under these noncancelable leases at December 31, 2007, for each of the next four years and in the aggregate, is as follows:

Year ending December 31:
2008	$230,308
2009	232,495
2010	174,922
2011	152,698

Total minimum payments required	$790,423

The Company also leased its headquarters building to the former tenant thereof for a short period of time in 2005, after the Company’s purchase of the building. Total rental income recorded by the Company and Banks in 2007, 2006, and 2005 totaled $127,174, $30,925, and $94,833, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 6 — DEPOSITS
A summary of interest-bearing deposits at December 31, 2007 and 2006 is as follows:

	2007	2006
Interest-bearing transaction accounts	$172,957,064	127,130,026
Savings	53,344,446	67,304,076
Other time deposits:
Less than $100,000	305,342,488	264,812,549
$100,000 and over	249,490,862	172,009,264

	$781,134,860	631,255,915

Deposits of executive officers, directors and their related interests at December 31, 2007 and 2006 totaled $14,028,267 and $4,254,853, respectively.
Interest expense on deposits for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:

	2007	2006	2005
Interest-bearing transaction accounts	$6,750,382	2,930,249	942,053
Savings	1,797,088	3,880,303	2,958,133
Other time deposits:
Less than $100,000	13,520,495	11,304,228	6,852,307
$100,000 and over	11,367,590	6,075,239	3,438,806

	$33,435,555	24,190,019	14,191,299

Following are the maturities of time deposits for each of the next five years and in the aggregate at December 31, 2007:

Year ending December 31:
2008	$489,889,774
2009	22,606,427
2010	15,862,919
2011	6,862,705
2012	19,611,525

$554,833,350

NOTE 7 — INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Current:
Federal income taxes	$990,414	1,786,165	1,173,701
State income taxes	9,435	118,925	128,082
Deferred income taxes	(537,883)	(682,337)	(438,840)

	$461,966	1,222,753	862,943

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
A reconciliation of expected income tax expense computed by applying the Federal statutory rate of 34% to income before applicable income tax expense for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Expected statutory Federal income tax expense	$876,150	1,441,266	947,231
State income taxes, net of Federal benefit	6,227	78,490	84,534
Tax exempt interest and dividend income	(442,276)	(333,249)	(196,660)
Other, net	21,865	36,246	27,838

	$461,966	1,222,753	862,943

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007, 2006, and 2005 are presented below:

	2007	2006	2005
Deferred tax assets:
Amortization of start-up costs for tax purposes	$46,813	50,556	60,055
Reserve for possible loan losses	3,592,926	2,626,251	1,926,227
Operating loss carryforward of purchased subsidiary	66,088	266,603	295,392
Stock option expense	134,947	53,927	—
Unrealized net holding losses on available-for-sale securities	—	157,558	813,211
Other, net	7,883	—	—

Total deferred tax assets	3,848,657	3,154,895	3,094,885

Deferred tax liabilities:
Bank premises and equipment	(1,332,251)	(1,113,319)	(984,397)
Accrual basis of accounting used for financial reporting purposes and cash basis of accounting used for tax reporting purposes	—	—	(77,749)
Purchase adjustments	(65,865)	(72,188)	(109,583)
Unrealized net holding gains on available-for-sale securities	(210,507)	—	—
Other, net	(254,786)	(153,958)	(134,410)

Total deferred tax liabilities	(1,863,409)	(1,339,465)	(1,306,139)

Net deferred tax assets	$1,985,248	1,815,430	1,788,746

The Company is required to provide a valuation reserve on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation reserve at December 31, 2007, 2006, and 2005, due to management’s belief that future income levels will be sufficient to realize the net deferred tax assets recorded. In connection with the acquisition of The Bank of Godfrey on May 31, 2003, the Company assumed operating loss carryforwards for tax reporting purposes totaling $1,038,149, and established deferred tax assets at acquisition of $352,971. At December 31, 2007, the operating loss carryforward for tax reporting purposes was $194,375, which will expire if not used by 2022.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 8 — SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31, 2007 and 2006:

	2007	2006
Funds purchased	$49,096,236	41,731,690
Securities sold under repurchase agreements	39,228,679	28,730,831

	$88,324,915	70,462,521

Funds are purchased from the Federal Home Loan Bank of Des Moines and other financial institutions on a daily basis, when needed for liquidity. The Banks also sell securities under agreements to repurchase, which are collateralized by debt securities consisting of U.S. Government corporations or agencies with a net carrying value of approximately $70,696,000 at December 31, 2007. The average balances, maximum month-end amounts outstanding, average rates paid during the year, and average rates at year end for funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
Average balance	$49,178,929	26,474,859	17,155,128
Maximum amount outstanding at any month-end	88,324,915	74,612,402	43,537,515
Average rate paid during the year	4.84%	4.99%	2.73%
Average rate at end of year	4.40%	5.10%	3.78%

NOTE 9 — NOTES PAYABLE TO FEDERAL HOME LOAN BANK
At December 31, 2007, Reliance Bank had fixed rate advances outstanding with the Federal Home Loan Bank of Des Moines, maturing as follows:

		Weighted
		average
	Amount	rate
Due in 2008	$13,000,000	4.53%
Due in 2010	15,000,000	4.57%
Due in 2012	20,000,000	4.92%
Due after 2012	20,000,000	4.05%

	$68,000,000

At December 31, 2007, Reliance Bank maintained a line of credit in the amount of $155,183,325 with the Federal Home Loan Bank of Des Moines and had availability under that line of $45,683,325. Federal Home Loan Bank of Des Moines advances are secured under a blanket agreement which assigns all Federal Home Loan Bank of Des Moines stock and one-to-four family and multi-family mortgage and commercial real estate loans. Additionally, at December 31, 2007, Reliance Bank, F.S.B. maintained a line of credit in the amount of $3,500,000 (of which $3,400,000 was available) with the Federal Home Loan Bank of Atlanta, secured by debt securities.
NOTE 10 — EMPLOYEE BENEFITS
The Company sponsors a contributory 401(k) savings plan to provide retirement benefits to eligible employees. Contributions made by the Company in 2007, 2006, and 2005 totaled $216,206, $153,916, and $110,974, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 11 — CAPITAL STOCK
The Company has authorized 40,000,000 shares of common stock with a par value of $0.25 per share. At December 31, 2007, 20,682,075 shares were issued and outstanding, with 3,660,000 shares reserved for issuance under the Company’s stock option programs. Holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a shareholder vote. Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors. In the event of liquidation of the Company, the holders of the Company’s common stock are entitled to share ratably in the remaining assets after payment of all liabilities and preferred shareholders as described below.
On December 22, 2006, the Company’s stockholders approved a two-for-one stock split with a concurrent reduction in par value per Class A common share from $0.50 to $0.25. All share and per share information included in these consolidated financial statements has been retroactively restated to reflect this stockholder action.
At December 31, 2005, the Company terminated its Ninth Private Placement Offering to accredited investors, in which shares of Company common stock were offered at 1.75 times the book value per share of the combined common and preferred stock (excluding any accumulated comprehensive income or loss included in stockholders’ equity). In terminating the Ninth Private Placement Offering, the Company notified interested investors that subscriptions would be accepted for the purchase of common shares under the Ninth Private Placement Offering through December 31, 2005, provided that the payments were received by January 10, 2006. At December 31, 2005, the Company had subscriptions receivable totaling $11,122,068 for the purchase of 1,170,744 common shares, which were subsequently received by January 10, 2006.
The Company has authorized 2,000,000 shares of no par preferred stock, with no shares issued and outstanding at December 31, 2007. Preferred stock may be issued by the Company’s Board of Directors from time to time, in series, at which time the terms of such series (par value per share, dividend rates and dates, cumulative or noncumulative, liquidation preferences, etc.) shall be fixed by the Board of Directors. On January 19, 2005, the Company’s Board of Directors authorized a separate issue of nonvoting convertible preferred stock for sale to officers and employees of the Company and its subsidiaries pursuant to the 2005 Employee Stock Purchase Plan established on September 29, 2004, which originally authorized the purchase of up to 150,000 shares of Company common stock at 85% of the common stock’s fair value, by officers and employees of the Company. The preferred stock was designated Series E Convertible Preferred Stock, authorized for 150,000 shares, with no par value, and was available for sale only to officers and employees of the Company and its subsidiaries, pursuant to the Company’s Employee Stock Purchase Plan, at prices determined from time to time under the Employee Stock Purchase Plan. Additionally, no dividends were declared or set aside for shares of Series E Convertible Preferred Stock, except in the event that the Board of Directors of the Company would have declared a dividend payable upon the outstanding common stock of the Company, in which case, the Series E preferred shareholders would have been entitled to the same dividend as declared on the common stock, as if the preferred shares were converted to common stock prior to the dividend declaration.
In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any sums shall be paid, or any assets distributed among the holders of Company common stock, the holders of Series E preferred stock would have been entitled to be paid first out of the assets of the Company available for distribution at a liquidation price of the greater of (i) $7.225 per Series E preferred share, plus all dividends payable thereon, or (ii) such amount per share that would have been payable had each such Series E preferred share been converted to common stock immediately prior to the liquidation.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Series E Convertible Preferred Stock was convertible into the Company’s common stock at a conversion rate computed by dividing $7.225 by the applicable conversion value, which was initially defined as $7.225, adjusted accordingly for certain sales of common stock at prices under $7.225. The Series E Convertible Preferred Stock was convertible at the shareholder’s option at any time after January 19, 2008, and at the option of the Company’s Board of Directors at any time after January 19, 2006. On December 29, 2006, the Company exercised its option to convert all 23,212 shares of Series E preferred stock to 23,212 shares of Company common stock. Subsequent purchases under the Employee Stock Purchase Plan have been for Class A common shares.
Stock Option Plans
Various stock option plans have been adopted (both incentive stock option plans and nonqualified stock option plans) under which options to purchase a total of 3,660,000 shares of Company common stock may be granted to officers, employees and directors of the Company and its subsidiary banks. All options were authorized and granted at prices approximating or exceeding the fair value of the Company’s common stock at the date of grant. Various vesting schedules have been authorized for the options granted to date by the Company’s Board of Directors, including certain performance measures used to determine vesting of certain options granted. Additionally, in November 2005, the Company’s Board of Directors approved the acceleration of all vesting requirements into 2005 for all existing options outstanding at that time, except for nonqualified options to purchase 10,500 shares of common stock granted to the Company’s directors in 2005. Options expire up to ten years from the date of grant if not exercised. For certain of the options granted, the Company’s Board of Directors has the ability, at its sole discretion, to grant to key officers of the Company and Banks, the right to surrender their options held to the Company, in whole or in part, and to receive in exchange therefore, payment by the Company of an amount equal to the excess of the fair value of the shares subject to such options over the exercise price to acquire such options. Such payments may be made in cash, shares of Company common stock, or a combination thereof.
The weighted average option prices for the 2,349,200 and 2,224,200 options outstanding at December 31, 2007 and 2006, respectively, was $7.63 and $6.58, respectively. At December 31, 2007, options to purchase an additional 506,700 shares of Company common stock were available for future grants under the various plans.
Following is a summary of stock option activity for the years ended December 31, 2007 and 2006:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Balance at December 31, 2005	$6.41	1,620,200	6.14	543,000
Granted	11.83	46,000	12.09	52,000
Forfeited	9.50	(2,000)	7.69	(17,000)
Exercised	5.82	(16,000)	7.25	(2,000)

Balance at December 31, 2006	6.57	1,648,200	$6.63	576,000
Granted	13.53	184,100	16.44	130,000
Forfeited	11.88	(14,000)	4.85	5,000
Exercised	6.48	(170,100)	7.25	(10,000)

Balance at December 31, 2007	$7.31	1,648,200	$8.41	701,000

During 2007, the Company awarded 20,000 shares restricted stock to three officers, of which 8,000 shares will vest over a four year period, and 12,000 shares will vest upon certain loan production goals being met. The awarded shares are being amortized over the estimated vesting periods.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Other Activity in Stockholders’ Equity
Following is a summary of other activity in the consolidated statements of stockholders’ equity for the years ended December 31, 2007, 2006, and 2005:

				Additional
				paid in	Unamortized
	Preferred	Common		capital - stock	restricted	Treasury
	stock	stock	Surplus	options	stock	stock	Total
2007
Purchase of 177,951 common shares for treasury	$—	—	—	—	—	(2,116,402)	(2,116,402)
Issuance of 1,087,878 shares of common stock (99,810 shares from treasury)	—	247,017	12,366,090	—	—	1,080,579	13,693,686
Stock issuance costs	—	—	(29,508)	—	—	—	(29,508)
Stock options exercised – 180,100 shares (78,141 shares from treasury)	—	25,490	112,762	—	—	1,035,823	1,174,075
Tax benefit from sale of nonqualified stock options exercised	—	—	340,832	—	—	—	340,832
Compensation cost recognized for stock options granted	—	—	—	449,020	—	—	449,020
800 shares of common stock awarded to directors	—	200	9,800	—	—	—	10,000
Issuance of 20,000 shares of restricted stock to officers	—	5,000	295,000	—	(300,000)	—	—
Amortization of restricted stock	—	—	—	—	43,214	—	43,214

	$—	277,707	13,094,976	449,020	(256,786)	—	13,564,917

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

				Additional
				paid in	Unamortized
	Preferred	Common		capital - stock	restricted	Treasury
	stock	stock	Surplus	options	stock	stock	Total
2006
Purchase of 12,316 common shares and 1,312 preferred shares for treasury	$—	—	—	—	—	(154,243)	(154,243)
Issuance of 1,305,496 shares of common stock (8,316 shares from treasury)	—	324,295	15,176,817	—	—	94,624	15,595,736
Issuance of 14,724 shares of preferred stock (1,312 shares from treasury)	145,365	—	—	—	—	10,619	155,984
Stock issuance costs	—	—	(22,030)	—	—	—	(22,030)
Stock options exercised – 18,000 shares (4,000 shares from treasury)	—	3,500	54,625	—	—	49,000	107,125
Compensation cost recognized for stock options granted	—	—	—	145,513	—	—	145,513
Issuance of 2,528 shares as partial payment for certain operating leases	—	632	30,336	—	—	—	30,968
1,200 shares of common stock awarded to directors	—	300	13,500	—	—	—	13,800
Conversion of 23,212 preferred shares to 23,212 common shares	(209,734)	5,803	203,931	—	—	—	—

	$(64,369)	334,530	15,457,179	145,513	—	—	15,872,853

2005
Purchase of 20,224 common shares for treasury	$—	—	—	—	—	(198,846)	(198,846)
Issuance of 2,114,430 shares of common stock (20,224 shares from treasury)	—	523,551	17,818,195	—	—	198,846	18,540,592
Stock issuance costs	—	—	(32,118)	—	—	—	(32,118)
Stock options exercised – 8,000 shares	—	2,000	32,000	—	—	—	34,000
Issuance of 8,488 shares of preferred stock	64,369	—	—	—	—	—	64,369
Issuance of 3,334 shares as partial payment for certain operating leases	—	834	30,839	—	—	—	31,673

	$64,369	526,385	17,848,916	—	—	—	18,439,670

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 12 — PARENT COMPANY FINANCIAL INFORMATION
Subsidiary bank dividends are the principal source of funds for the payment of dividends by the Company to its stockholders and for debt servicing. The Banks are subject to regulation by regulatory authorities that require the maintenance of minimum capital requirements. As of December 31, 2007, there are no regulatory restrictions other than the maintenance of minimum capital standards (as discussed in Note 15), as to the amount of dividends the Banks may pay.
Following are condensed balance sheets as of December 31, 2007 and 2006, and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 2007 of the Company (parent company only):

	2007	2006
Condensed Balance Sheets
Assets:
Cash	$11,834,803	18,949,534
Investment in subsidiary banks	126,314,181	103,074,402
Premises and equipment	803,687	766,866
Other assets	960,687	720,790

Total assets	$139,913,358	123,511,592

Liabilities – accrued expenses payable	$22,385	15,000
Total stockholders’ equity	139,890,973	123,496,592

Total liabilities and stockholders’ equity	$139,913,358	123,511,592

	2007	2006	2005
Condensed Schedules of Income
Revenue:
Rental income	$—	—	62,500
Interest on interest-earning deposits in subsidiary banks	896,422	850,650	528,076
Other interest income	—	5,738	—

Total revenues	896,422	856,388	590,576

Expenses:
Salaries and employee benefits	799,339	482,473	225,160
Professional fees	272,372	59,456	83,988
Other expenses	86,475	37,474	276,902

Total expenses	1,158,186	579,403	586,050

Income (loss) before income tax and equity in undistributed income of subsidiary banks	(261,764)	276,985	4,526
Income tax expense (benefit)	(99,671)	111,260	1,539

	(162,093)	165,725	2,987

Equity in undistributed income of subsidiary banks	2,277,040	2,850,540	1,920,044

Net income	$2,114,947	3,016,265	1,923,031

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2007	2006	2005
Condensed Schedules of Cash Flows
Cash flows from operating activities:
Net income	$2,114,947	3,016,265	1,923,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiary banks	(2,277,040)	(2,850,540)	(1,920,044)
Depreciation	—	—	30,000
Capitalized interest expense	(36,821)	(75,683)	—
Stock option compensation cost	244,004	145,513	—
Common stock awarded to directors	10,000	13,800	—
Other, net	108,328	(354,361)	450,636

Net cash provided by (used in) operating activities	163,418	(105,006)	483,623

Cash flows from investing activities:
Capital injections into subsidiary banks	(20,000,000)	(40,000,000)	—
Purchase of premises and equipment	—	(1,092,441)	(3,632,397)
Sale of premise and equipment to subsidiary	—	2,676,278	—

Net cash used in investing activities	(20,000,000)	(38,416,163)	(3,632,397)

Cash flows from financing activities:
Purchase of treasury stock	(2,116,402)	(154,243)	(198,846)
Sale of common stock	13,693,686	26,717,804	18,540,592
Sale of preferred stock	—	155,984	64,369
Stock options exercised	1,174,075	107,125	34,000
Payment of stock issuance costs	(29,508)	(22,030)	(32,118)

Net cash provided by financing activities	12,721,851	26,804,640	18,407,997

Net increase (decrease) in cash	(7,114,731)	(11,716,529)	15,259,223
Cash at beginning of year	18,949,534	30,666,063	15,406,840

Cash at end of year	$11,834,803	18,949,534	30,666,063

NOTE 13 — LITIGATION
During the normal course of business, various legal claims have arisen which, in the opinion of management, will not result in any material liability to the Company.
NOTE 14 — DISCLOSURES ABOUT FINANCIAL INSTRUMENTS
The Banks issue financial instruments with off-balance-sheet risk in the normal course of the business of meeting the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Banks have in particular classes of these financial instruments.
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at December 31, 2007 and 2006:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2007	2006
Financial instruments for which contractual amounts represent:
Commitments to extend credit	$321,418,991	148,143,624
Standby letters of credit	13,963,956	3,244,721

	$335,382,947	151,388,345

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 2007, $115,274,717 were made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party, for which draw requests have historically not been made thereon. Such guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Balance sheet assets:
Cash and due from banks	$13,260,440	13,260,440	8,474,181	8,474,181
Federal funds sold	30,000	30,000	—	—
Investments in debt and equity securities	163,645,218	163,645,218	191,866,300	191,866,300
Loans, net	902,052,999	902,750,459	660,317,897	657,244,248
Accrued interest receivable	4,959,629	4,959,629	4,412,330	4,412,330

	$1,083,948,286	1,084,645,746	865,070,708	861,997,059

Balance sheet liabilities:
Deposits	$834,576,449	835,683,272	678,597,005	677,989,884
Short-term borrowings	88,324,915	88,324,915	70,462,521	70,462,521
Notes payable to Federal Home Loan Bank	68,000,000	68,419,585	24,300,000	23,824,903
Accrued interest payable	3,656,113	3,656,113	2,739,142	2,739,142

	$994,557,477	996,083,885	776,098,668	775,016,450

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Other Short-Term Instruments
For cash and due from banks (including interest-earning deposits in other financial institutions), Federal funds sold, accrued interest receivable (payable), and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or reprice in a short time period.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Investments in Debt and Equity Securities
Fair values are based on quoted market prices or dealer quotes.
Loans
For certain homogeneous categories of loans, such as residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and with the same remaining maturities.
Deposits
The fair value of demand deposits, savings accounts, and interest-bearing transaction account deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
Long-Term Borrowings
Rates currently available to the Company with similar terms and remaining maturities are used to estimate the fair value of existing long-term debt.
Commitments to Extend Credit and Standby Letters of Credit
The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms that are competitive in the markets in which it operates.
NOTE 15 — REGULATORY MATTERS
The Company and Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Reliance Bank, F.S.B. is also required to maintain capital of 8% of average assets for the first three years of its existence. Company management believes that, as of December 31, 2007, the Company and Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2007, the most recent notification from the applicable regulatory authorities categorized the Banks as well capitalized banks under the regulatory framework for prompt

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
corrective action. To be categorized as a well capitalized bank, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Company management believes have changed the Banks’ risk categories.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, F.S.B. at December 31, 2007, 2006, and 2005 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(in thousands of dollars)
2007:
Total capital (to risk-weighted assets)
Consolidated	$147,640	13.58%	$86,951	≥8.0%	$	N/A	N/A
Reliance Bank	108,550	10.79%	80,510	≥8.0%		100,637	≥10.0%
Reliance Bank, F.S.B.	24,891	28.43%	7,004	≥8.0%		8,755	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$137,955	12.69%	$43,476	≥4.0%	$	N/A	N/A
Reliance Bank	100,205	9.96%	40,255	≥4.0%		60,382	≥6.0%
Reliance Bank, F.S.B.	24,258	27.71%	3,502	≥4.0%		5,253	≥6.0%
Tier 1 capital (to average assets)
Consolidated	$137,955	12.68%	$43,532	≥4.0%	$	N/A	N/A
Reliance Bank	100,205	9.98%	40,147	≥4.0%		50,184	≥5.0%
Reliance Bank, F.S.B.	24,258	28.13%	3,450	≥4.0%		4,312	≥5.0%
2006:
Total capital (to risk-weighted assets)
Consolidated	$129,548	17.11%	$60,560	≥8.0%	$	N/A	N/A
Reliance Bank	88,735	12.30%	57,696	≥8.0%		72,120	≥10.0%
Reliance Bank, F.S.B.	20,391	59.10%	2,760	≥8.0%		3,451	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$122,446	16.18%	$30,280	≥4.0%	$	N/A	N/A
Reliance Bank	82,084	11.38%	28,848	≥4.0%		43,272	≥6.0%
Reliance Bank, F.S.B.	19,959	57.84%	1,380	≥4.0%		2,070	≥6.0%
Tier 1 capital (to average assets)
Consolidated	$122,446	14.20%	$34,497	≥4.0%	$	N/A	N/A
Reliance Bank	82,084	10.02%	32,759	≥4.0%		40,948	≥5.0%
Reliance Bank, F.S.B.	19,959	44.37%	1,799	≥4.0%		2,249	≥5.0%

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(in thousands of dollars)
2005:
Total capital (to risk-weighted assets)
Consolidated	$97,653	18.03%	$43,326	≥8.0%	$	N/A	N/A
Reliance Bank	62,982	11.75%	42,892	≥8.0%		53,615	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$92,440	17.07%	$21,663	≥4.0%	$	N/A	N/A
Reliance Bank	57,769	10.77%	21,526	≥4.0%		32,169	≥6.0%
Tier 1 capital (to average assets)
Consolidated	$92,440	13.28%	$27,847	≥4.0%	$	N/A	N/A
Reliance Bank	57,769	8.34%	27,701	≥4.0%		34,627	≥5.0%
NOTE 16 — QUARTERLY FINANCIAL INFORMATION (unaudited)
Following is a summary of quarterly financial information for the years ended December 31, 2007, 2006, and 2005:

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2007:
Total interest income	$14,562,906	15,600,014	16,515,292	17,185,300	63,863,512
Total interest expense	8,650,584	9,122,711	9,775,314	10,060,439	37,609,048

Net interest income	5,912,322	6,477,303	6,739,978	7,124,861	26,254,464
Provision for possible losses	390,000	500,000	1,515,000	781,500	3,186,500
Noninterest income	388,697	474,025	413,614	522,920	1,799,256
Noninterest expense	4,976,050	5,298,860	5,547,260	6,468,137	22,290,307

Income before applicable income taxes	934,969	1,152,468	91,332	398,144	2,576,913
Applicable income taxes	239,566	317,624	(72,866)	(22,358)	461,966

Net income	$695,403	834,844	164,198	420,502	2,114,947

Weighted average shares outstanding:
Basic	19,573,670	20,475,731	20,654,884	20,650,935	20,342,622
Diluted	20,432,149	21,496,676	21,704,099	21,675,890	21,336,623

Earnings per share:
Basic	$0.04	0.04	0.01	0.02	0.10
Diluted	0.03	0.04	0.01	0.02	0.10

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2006:
Total interest income	$10,309,224	11,499,676	12,550,399	13,664,972	48,024,271
Total interest expense	5,356,918	6,116,623	7,033,185	7,720,440	26,227,166

Net interest income	4,952,306	5,383,053	5,517,214	5,944,532	21,797,105
Provision for possible losses	550,000	400,000	525,000	725,000	2,200,000
Noninterest income	175,917	267,417	395,635	408,199	1,247,168
Noninterest expense	3,589,612	4,127,453	4,270,318	4,617,872	16,605,255

Income before applicable income taxes	988,611	1,123,017	1,117,531	1,009,859	4,239,018
Applicable income taxes	309,798	330,444	316,016	266,495	1,222,753

Net income	$678,813	792,573	801,515	743,364	3,016,265

Weighted average shares outstanding:
Basic	18,121,742	18,673,925	18,817,498	19,118,288	18,684,762
Diluted	18,921,110	19,542,228	19,705,210	20,023,593	19,548,189
Earnings per share:
Basic	$0.04	0.04	0.04	0.04	0.16
Diluted	0.04	0.04	0.04	0.04	0.15

2005:
Total interest income	$5,932,717	6,881,687	8,700,619	9,778,171	31,293,194
Total interest expense	2,379,383	3,293,930	4,489,664	5,072,547	15,235,524

Net interest income	3,553,334	3,587,757	4,210,955	4,705,624	16,057,670
Provision for possible losses	449,746	651,753	640,000	591,379	2,332,878
Noninterest income	112,782	119,377	177,813	100,721	510,693
Noninterest expense	2,510,015	2,477,465	3,068,968	3,393,063	11,449,511

Income before applicable income taxes	706,355	577,916	679,800	821,903	2,785,974
Applicable income taxes	230,378	175,261	202,434	254,870	862,943

Net income	$475,977	402,655	477,366	567,033	1,923,031

Weighted average shares outstanding:
Basic	15,078,056	15,442,711	16,785,527	17,045,805	16,095,431
Diluted	15,610,734	16,000,959	17,390,012	17,682,279	16,681,322

Earnings per share:
Basic	$0.03	0.03	0.03	0.03	0.12
Diluted	0.03	0.03	0.03	0.03	0.12

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
	By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Date: March 28, 2008		Principal Financial and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jerry S. Von Rohr Jerry S. Von Rohr	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ Dale E. Oberkfell	Principal Financial and Principal Accounting Officer	March 28, 2008

Dale E. Oberkfell

/s/ Ralph W. Casazzone	Director	March 28, 2008

Ralph W. Casazzone

/s/ Robert M. Cox, Jr.	Director	March 28, 2008

Robert M. Cox, Jr.

/s/ Richard M. Demko	Director	March 28, 2008

Richard M. Demko

/s/ Patrick R. Gideon	Director	March 28, 2008

Patrick R. Gideon

/s/ Barry D. Koenemann	Director	March 28, 2008

Barry D. Koenemann

/s/ Fortis M. Lawder	Director	March 28, 2008

Fortis M. Lawder

/s/ Earl G. Lindenberg	Director	March 28, 2008

Earl G. Lindenberg

/s/ John J. Moller	Director	March 28, 2008

John J. Moller

/s/ Gary R. Parker	Director	March 28, 2008

Gary R. Parker

/s/ James E. SanFilippo	Director	March 28, 2008

James E. SanFilippo

/s/ William P. Stiritz	Director	March 28, 2008

William P. Stiritz

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of Reliance Bancshares, Inc. (filed as Exhibit 3.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.2	Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.1*	Employment Agreement between Reliance Bancshares, Inc. and Jerry S. Von Rohr, dated July 29, 1998 (filed as Exhibit 10.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.2*	Assignment of Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Jerry S. Von Rohr, dated June 16, 1999 (filed as Exhibit 10.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.3*	First Amendment to Employment Agreement between Reliance Bank and Jerry S. Von Rohr, dated September 1, 2001 (filed as Exhibit 10.3 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.4*	Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Dale E. Oberkfell, dated March 21, 2005 (filed as Exhibit 10.4 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.5	Data Processing Services Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated August 10, 2005 (filed as Exhibit 10.5 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.6	Data Processing Services Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated June 23, 2005 (filed as Exhibit 10.6 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.7*	1999 Incentive Stock Option Plan (filed as Exhibit 10.7 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.8*	2001 Incentive Stock Option Plan (filed as Exhibit 10.8 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.9*	2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.9 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.10*	First Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.10 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.11*	Second Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.11 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.12*	2003 Incentive Stock Option Plan (filed as Exhibit 10.12 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.13*	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.14*	First Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.14 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.15*	Second Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.15 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.16*	2004 Non-Qualified Stock Option Plan (filed as Exhibit 10.16 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.17*	2005 Incentive Stock Option Plan (filed as Exhibit 10.17 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.18*	2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.18 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.19*	First Amendment of the 2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.20*	Agreement of Compensation Package between Jerry S. Von Rohr and the Compensation Committee of Reliance Bancshares, Inc., dated December 14, 2005 (filed as Exhibit 10.20 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.21*	Reliance Bancshares, Inc. 2005 Employee Stock Purchase Plan (filed as Exhibit 10.21 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.22*	2007 Non-Qualified Stock Option Plan (filed as Exhibit 10.26 to the registrant’s Amendment No. 2 to its Form 10 (File No. 000-52588) filed on July 19, 2007 and incorporated herein by reference).

10.23	Check 21 Exchange Services Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated January 31, 2006 (filed as Exhibit 10.22 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.24	Software License and Support Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated January 31, 2006 (filed as Exhibit 10.23 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.25	Check 21 Exchange Services Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated November 15, 2005 (filed as Exhibit 10.24 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.26	Software License Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated November 15, 2005 (filed as Exhibit 10.25 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.27*/**	Resignation Compensation Agreement between the Company and James W. Sullivan, dated January 29, 2008.

10.28*/**	Stock Option and ESPP Repurchase Agreement between the Company and James W. Sullivan, dated January 29, 2008.

14.1	Reliance Bancshares, Inc. Code of Conduct and Ethics (filed as Exhibit 14.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

21.1**	Subsidiaries of Reliance Bancshares, Inc.

31.1**	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (filed as Exhibit 99.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

99.2	Compensation Committee Charter (filed as Exhibit 99.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

99.3	Nominating & Governance Committee Charter (filed as Exhibit 99.3 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).
*    Management contract or compensatory plan, contract or arrangement.
**  Filed herewith

2