Form 10-Q
period 2008-03-31
Reliance Bancshares, Inc.
filed 2008-05-14
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐   No ☑
As of April 30, 2008, the Registrant had 20,675,827 shares of outstanding Class A common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

Part I — Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2008 and 2007 and December 31, 2007

	March 31,		December 31,
	2008	2007	2007
ASSETS
Cash and due from banks	$12,309,202	11,505,031	13,170,564
Interest-earning deposits in other financial institutions	373,586	927,921	89,876
Federal funds sold	86,000	32,469,579	30,000
Investments in available-for-sale debt and equity securities, at fair value	178,987,641	185,586,683	163,645,218

Loans	993,726,912	691,304,505	911,960,236
Less -Deferred loan fees/costs	(296,545)	(203,888)	(222,226)
Reserve for possible loan losses	(10,480,988)	(7,145,153)	(9,685,011)

Net loans	982,949,379	683,955,464	902,052,999

Premises and equipment, net	42,047,101	32,859,932	42,931,925
Accrued interest receivable	4,871,789	4,398,248	4,959,629
Identifiable intangible assets, net of accumulated amortization of $78,725, $62,437 and $74,653 at March 31, 2008 and 2007, and December 31, 2007, respectively	165,594	181,882	169,666
Goodwill	1,149,192	1,149,192	1,149,192
Other real estate owned	6,776,894	3,268,867	4,937,285
Other assets	4,580,448	2,260,693	3,016,068

	$1,234,296,826	958,563,492	1,136,152,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Non-interest-bearing deposits	$51,570,641	42,245,600	53,441,589
Interest-bearing deposits	848,690,837	731,448,224	781,134,860

Total deposits	900,261,478	773,693,824	834,576,449
Short-term borrowings	66,436,511	29,876,869	88,324,915
Notes payable to Federal Home Loan Bank	119,000,000	24,300,000	68,000,000
Accrued interest payable	4,568,720	3,820,029	3,656,113
Other liabilities	2,647,546	1,376,450	1,703,972

Total liabilities	1,092,914,255	833,067,172	996,261,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized	—	—	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,770,781, 19,667,711 and 20,682,075 shares issued and outstanding at March 31, 2008 and 2007, and December 31, 2007, respectively	5,192,695	4,916,928	5,170,519
Surplus	124,142,315	111,130,960	123,329,517
Retained earnings	11,292,404	9,562,762	10,982,306
Treasury stock, 102,509 shares at March 31, 2008	(1,271,220)	—	—
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	2,026,377	(114,330)	408,631

Total stockholders’ equity	141,382,571	125,496,320	139,890,973

	$1,234,296,826	958,563,492	1,136,152,422

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007

	2008	2007
Interest income:
Interest and fees on loans	$16,018,368	12,172,011
Interest on debt and equity securities:
Taxable	1,574,638	1,826,899
Exempt from Federal income taxes	397,474	360,726
Interest on short-term investments	94,954	203,270

Total interest income	18,085,434	14,562,906

Interest expense:
Interest on deposits	8,732,155	7,893,781
Interest on short-term borrowings	579,273	492,849
Interest on notes payable to Federal Home Loan Bank	884,877	263,954

Total interest expense	10,196,305	8,650,584

Net interest income	7,889,129	5,912,322
Provision for possible loan losses	1,132,000	390,000

Net interest income after provision for possible loan losses	6,757,129	5,522,322

Noninterest income:
Service charges on deposit accounts	175,819	110,231
Net gains on sale of debt and equity securities	194,015	—
Other noninterest income	311,824	278,466

Total noninterest income	681,658	388,697

Noninterest expense:
Salaries and employee benefits	4,207,567	2,988,712
Occupancy and equipment expense	1,067,116	804,914
Data processing	442,279	320,996
Advertising	210,870	152,467
Postage, printing and supplies	116,302	132,833
Professional fees	160,904	109,143
Amortization of intangible assets	4,072	4,072
Other noninterest expenses	870,479	462,913

Total noninterest expense	7,079,589	4,976,050

Income before applicable income taxes	359,198	934,969
Applicable income tax expense	49,100	239,566

Net income	$310,098	695,403

Per share amounts:
Basic earnings per share	$0.02	0.04
Basic weighted average shares outstanding	20,668,304	19,573,670
Diluted earnings per share	$0.01	0.03
Diluted weighted average shares outstanding	21,220,572	20,432,149
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Three Months ended March 31, 2008 and 2007

	2008	2007
Net income	$310,098	695,403

Other comprehensive income before tax:

Unrealized holding gains on available-for-sale securities	2,645,145	290,236

Less reclassification adjustment on available-for-sale security gains included in net income	(194,015)	—

Other comprehensive income before tax	2,451,130	290,236

Income tax related to items of other comprehensive income	833,384	98,680

Other comprehensive income, net of tax	1,617,746	191,556

Total comprehensive income	$1,927,844	886,959

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2008 and 2007

					Accumulated	Total
					other	stock-
	Common		Retained	Treasury	comprehensive	holders’
	stock	Surplus	earnings	stock	income	equity
Balance at December 31, 2006	$4,892,812	110,042,307	8,867,359	—	(305,886)	123,496,592

Net income	—	—	695,403	—	—	695,403

Issuance of 54,400 shares of common stock	13,600	666,368	—	—	—	679,968

Stock options exercised — 38,000 shares	9,500	250,000	—	—	—	259,500

Treasury stock purchased — 28,000 shares	—	—	—	(277,400)	—	(277,400)

Treasury stock sold — 28,000 shares	—	72,600	—	277,400	—	350,000

Issuance of 4,063 shares of common stock in connection with Employee Stock Purchase Plan	1,016	42,154	—	—	—	43,170

Stock issuance costs	—	(12,704)	—	—	—	(12,704)

Stock option expense	—	70,235	—	—	—	70,235

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	191,556	191,556

Balance at March 31, 2007	$4,916,928	111,130,960	9,562,762	—	(114,330)	125,496,320

Balance at December 31, 2007	$5,170,519	123,329,517	10,982,306	—	408,631	139,890,973

Net income	—	—	310,098	—	—	310,098

Stock options exercised — 88,704 shares	22,176	627,140	—	—	—	649,316

Treasury stock purchased — 105,324 shares	—	—	—	(1,305,000)	—	(1,305,000)

Issuance of 2,565 shares of common stock as partial payment for certain operating leases	—	(5,771)	—	30,780	—	25,009

250 shares of common stock awarded to directors	—	(30)	—	3,000	—	2,970

Stock option expense	—	145,387	—	—	—	145,387

Amortization of restricted stock	—	46,072	—	—	—	46,072

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	1,617,746	1,617,746

Balance at March 31, 2008	$5,192,695	124,142,315	11,292,404	(1,271,220)	2,026,377	141,382,571

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$310,098	695,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310,761	325,274
Provision for possible loan losses	1,132,000	390,000
Decrease in accrued interest receivable	87,840	14,082
Increase in accrued interest payable	912,607	1,080,887
Net gains on sale of debt and equity securities	(194,015)	—
Capitalized interest expense on construction	(73,930)	(102,725)
Stock option compensation cost	145,387	70,235
Common stock awarded to directors	2,970	—
Amortization of restricted stock expense	46,072	—
Mortgage loans originated for sale in the secondary market	(7,337,316)	—
Mortgage loans sold in secondary market	5,755,575	—
Other operating activities, net	854,593	421,107

Net cash provided by operating activities	1,952,642	2,894,263

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(63,210,015)	(2,723,446)
Proceeds from maturities and calls of available-for-sale debt securities	34,793,678	7,963,418
Proceeds from sales of available-for-sale debt securities	15,944,015	1,375,500
Net increase in loans	(82,239,460)	(26,471,434)
Construction expenditures to finish other real estate owned	(46,787)	—
Purchase of premises and equipment	(1,856,666)	(2,163,652)

Net cash used in investing activities	(96,615,235)	(22,019,614)

Cash flows from financing activities:
Net increase in deposits	65,685,029	95,096,819
Net decrease in short-term borrowings	(21,888,404)	(40,585,652)
Proceeds from notes payable to Federal Home Loan Bank	51,000,000	—
Issuance of common stock	—	1,073,138
Stock options exercised	649,316	259,500
Purchase of treasury stock	(1,305,000)	(277,400)
Payment of stock issuance costs	—	(12,704)

Net cash provided by financing activities	94,140,941	55,553,701

Net increase (decrease) in cash and cash equivalents	(521,652)	36,428,350
Cash and cash equivalents at beginning of period	13,290,440	8,474,181

Cash and cash equivalents at end of period	$12,768,788	44,902,531

Supplemental information:
Cash paid for interest	$9,357,627	7,672,422
Noncash transactions:
Transfers to other real estate in settlement of loans	1,792,822	2,443,867
Capitalized interest expense on construction	73,930	102,725
Stock option compensation cost	145,387	70,235
Common stock awarded to directors	2,970	—
Amortization of restricted stock expense	46,072	—
Stock issued for operating lease payments	25,009	—

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity.
Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 filed with the Company’s annual report on Form 10-K.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of the Company and Banks. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Accounting
The Company and the Banks utilize the accrual basis of accounting, which includes in the total of net income all revenues earned and expenses incurred, regardless of when actual cash payments are received or paid. The Company is also required to report comprehensive income, of which net income is a component. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including all changes in equity during a period, except those resulting from investments by, and distributions to, owners.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
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
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“FAS 157”) and Statement of Financial Accounting Standards No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of FAS 157 to nonfinancial assets and nonfinancial liabilities such as other real estate owned and goodwill. The Company uses fair value measurements to determine fair value disclosures.
The following is a description of valuation methodologies used for assets recorded at fair value:
Investments in Available-For-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category. The table below presents the balances of available-for sale debt securities measured at fair value on a recurring basis:

Obligations of U.S. Government agencies and corporations	$62,428,399
Obligations of state and political subdivisions	39,326,485
Other debt securities	6,837,470
Mortgage-backed securities	62,834,475

$171,426,829

Loans — The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At March 31, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at March 31, 2008 was $21,110,088.
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

	Three-Months Ended March 31,
	2008	2007
Basic
Net income	$310,098	695,403

Weighted average common shares outstanding	20,668,304	19,573,670

Basic earnings per share	$0.02	0.04

Diluted
Net income	$310,098	695,403

Weighted average common shares outstanding	20,668,304	19,573,670
Effect of dilutive stock options	552,268	858,479

Diluted weighted average common shares outstanding	21,220,572	20,432,149

Diluted earnings per share	$0.01	0.03

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at March 31, 2008 will be $4,072 per quarter until completely amortized.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (FAS 123R) Share-based Payments. This statement replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. FAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.
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
The weighted average fair values of options granted during the first quarters of 2008 and 2007 were $3.37 and $2.96, respectively, for an option to purchase one share of Company common stock; however, the Company has only been in existence since July 24, 1998, and the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted during the first quarters of 2008 and 2007, including minimal or no volatility in the Company’s common stock price, no dividends paid on the common stock, an expected weighted average option life of 10.0 and 6.0 years for options granted in 2008 and 2007, respectively, and a risk-free interest rate approximating the U.S. Treasury rate for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
Following is a summary of the Company’s stock option activity for the three-month periods ended March 31, 2008 and 2007:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Three-Months Ended March 31, 2007:
Balance at December 31, 2006	$6.57	1,648,200	$6.63	576,000
Granted	12.50	101,000	—	—
Forfeited	12.50	(2,000)	—	—
Exercised	6.72	(30,000)	7.25	(8,000)

Balance at March 31, 2007	$6.91	1,717,200	$6.62	568,000

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Three-Months Ended March 31, 2008:
Balance at December 31, 2007	$7.31	1,648,200	$8.41	701,000
Granted	14.12	73,000	15.26	5,000
Exercised	7.32	(88,704)	—	—

Balance at March 31, 2008	$7.61	1,632,496	$8.45	706,000

The weighted average option prices for the 2,338,496 and 2,285,200 options outstanding at March 31, 2008 and 2007, were $7.87 and $6.84, respectively. At March 31, 2008, options to purchase an additional 428,700 shares of Company common stock were available for future grants under the various plans.
NOTE 4 — DISCLOSURES ABOUT FINANCIAL INSTRUMENTS
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at March 31, 2008:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$280,380,806
Standby letters of credit	14,316,955

$294,697,761

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at March 31, 2008, $111,609,466 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three month periods ended March 31, 2008 and 2007. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2007, included in our most recent Form 10-K.
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
Forward-Looking Statements
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in our most recent Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated from time to time in our future SEC filings. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 24 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through March 31, 2008, Reliance Bank has added 19 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPO’s”) in Houston, Texas and Phoenix, Arizona and has grown its total assets, loans and deposits to $1.1 billion, $922.5 million, and $853.4 million, respectively, at March 31, 2008.
Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. This Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a LPO in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank LPO were transferred to Reliance Bank, FSB. Since its opening in 2006 through March 31, 2008, Reliance Bank, FSB has added four branch locations in southwestern Florida and has grown its total assets, loans, and deposits to $88.9 million, $70.9 million, and $53.0 million, respectively, at March 31, 2008.
At March 31, 2008, Reliance Bank’s total assets, total revenues, and net income represented 93.04%, 93.04%, and 213.47%, respectively, of the Company’s consolidated total assets, total revenue, and net income. Reliance Bank, FSB’s total assets and total revenues represented 7.20% and 7.19%, respectively, of the Company’s consolidated totals. Reliance Bank, FSB incurred a net loss of $244,495 for the three months ended March 31, 2008.

The Company plans to continue building its Banks’ branch network in the St. Louis metropolitan area and southwestern Florida, with four more branches planned during the year. The Company has also opened three new branches of Reliance Bank, FSB in southwestern Florida, and plans to add three additional branches next year. The Company’s branch expansion plans are designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida, to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets. The Houston and Phoenix LPO’s are intended to benefit from commercial and residential lending and fee income generation opportunities in these larger and historically higher-growth markets.
The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
The Company’s total consolidated assets increased to $1.2 billion at March 31, 2008, with loans and deposits increasing to $993.4 million and $900.2 million, respectively, primarily as a result of the Company’s continued emphasis on growth to improve its market share. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Six Reliance Bank branches were opened in 2006, one branch was opened in 2005, and four branches were opened in 2004. Three Reliance Bank, FSB branches were opened in 2007 and one branch was opened in 2006. The Company has sought to staff each new branch location with an experienced commercial lender familiar with that branch’s market area and other experienced banking personnel.
The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of 13 such offerings since its inception and has sold 20,770,781 shares of Company Common Stock for a total of $129.3 million through March 31, 2008.
The Company’s consolidated net income for the three-month periods ended March 31, 2008 and 2007 totaled $310,098 and $695,403, respectively. While the Company’s consolidated total assets and net interest income have continued to grow, the Company has continued to experience pricing pressures on its loans and deposits, and the provision for possible loan losses was increased for an increase in nonperforming loans, resulting from a softening in the real estate markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
Net interest income for the three-month periods ended March 31, 2008 and 2007 totaled $7,889,129 and $5,912,322, respectively. This growth in net interest income resulted from the growth in interest income on an increasing level of interest-earning assets during this time period, with an increasingly proportionate share of such interest-earning assets being comprised of loans, which are the Company’s highest interest-earning assets.
Holding down the net interest income earned by the Company during these periods was an increasing cost of funds on an increasing total of interest-bearing liabilities. Interest expense incurred on interest-bearing liabilities for the quarters ended March 31, 2008 and 2007 totaled $10,196,305 and $8,650,584, respectively.
The softening of the real estate market that has occurred in recent months on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed prior to 2007. As a result, the Company has experienced an increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $27.9 million at March 31, 2008 compared with $8.7 million at March 31, 2007. The reserve for possible loan losses as a percentage of net outstanding loans was 1.06% at March 31, 2008 compared with 1.03% at March 31, 2007. Net charge-offs for the three months ended March

31, 2008 totaled $336 thousand compared with $346 thousand for the three months ended March 31, 2007. The provision for possible loan losses charged to expense for the three months ended March 31, 2008 and 2007 was $1,132,000 and $390,000, respectively. The increase in the provision for loan losses in the first quarter of 2008 was a direct reaction to the continued softening of the real estate market. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management.”
As the Company has grown its assets, the total of noninterest income has grown and new products have been introduced. Total noninterest income for the three-month periods ended March 31, 2008 and 2007 was $681,658 and $388,697, respectively.
The Company’s fixed rate mortgage lending operation, which was established to arrange for long-term fixed rate commercial real estate financing with institutional investors, generated commission income of $64,308 and $110,600 for the three-month periods ended March 31, 2008 and 2007, respectively. Residential mortgage lending operations (in which fixed rate loans are originated and sold in the secondary market) were also expanded in 2007. Total income from these secondary market activities was $88,359 and $71,707 for the three-month periods ended March 31, 2008 and 2007, respectively. Deposit service charge income also increased due to a larger deposit base. The Company also sold $15.9 million of available-for-sale investment securities in the first quarter of 2008 for a net gain of $194,015.
Noninterest expenses have increased significantly during the three-month periods ended March 31, 2008 and 2007, resulting from the Company’s branch expansion program. Total noninterest expense was $7,079,589 and $4,976,050 for the quarters ended March 31, 2008 and 2007, respectively.
The Company’s effective tax rate for the three-month periods ended March 31, 2008 and 2007 was 13.67% and 25.62%, respectively. The decrease in effective tax rates during these periods is a result of an increasing level of tax-exempt interest income and a much smaller level of pre-tax income.
The Company’s basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007 reflect the Company’s focus on growth in equity ownership and total assets, loans and deposits, with less of an emphasis on short-term earnings per share. Basic earnings per share were $0.02 and $0.04 per share for the three-month periods ended March 31, 2008 and 2007, respectively. Fully-diluted earnings per share for the three-month periods ended March 31, 2008 and 2007 were $0.01 and $0.03 per share, respectively.
Following are certain of the Company’s ratios generally followed in the banking industry for the three-month periods ended March 31, 2008 and 2007:

	As of and for the
	Quarters Ended March 31,
	2008	2007
Percentage of net income to:
Average total assets	0.11%	0.30%
Average stockholders’ equity	0.89%	2.28%
Percentage of common dividends declared to net income per common share	—	—
Percentage of average stockholders’ equity to average total assets	11.86%	13.38%
Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2007 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, which was filed March 28, 2008. Management believes there have been no material changes to our critical accounting policies during the first quarter of 2008.
Results of Operations for the Three-Month Periods Ended March 31, 2008 and 2007
Net Interest Income
The Company’s net interest income increased $1,976,807 (33.44%) to $7,889,129 for the three-month period ended March 31, 2008 from the $5,912,322 earned during the three-month period ended March 31, 2007. The Company’s net interest margin for the three-month periods ended March 31, 2008 and 2007 was 2.88% and 2.78%, respectively.
Average earning assets for the first quarter of 2008 increased $242,362,651 (27.43%) to $1,126,043,488 from the level of $883,680,837 for the first quarter of 2007. This strong growth in interest earning assets was primarily due to the growth in the loan portfolio. Total average loans for the first quarter of 2008 increased $276,170,494 (40.78%) to $953,365,819 from the level of $677,195,325 for the first quarter of 2007. The Company’s expanding branch program and practice of adding an experienced commercial lender at each new branch were the primary reasons for the strong growth in the Company’s loan portfolio during these periods.
Total average investment securities for the first quarter of 2008 decreased $25,005,784 (13.14%) to $165,323,063 from the level of $190,328,847 for the first quarter of 2007. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipality deposits over $100,000, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $98.4 million at March 31, 2008. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $46,320,000 as additional collateral to secure public funds at March 31, 2008.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the quarters ended March 31, 2008 and 2007 were $7,354,606 and $16,156,665, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. Average loans as a percentage of average earning assets were 84.67% for the first quarter of 2008, which was an 804 basis point increase over the 76.63% achieved in the first quarter of 2007.
Funding the Company’s growth in interest-earning assets has been a challenge in the markets in which the Company’s banking subsidiaries operate. With the stock market rebounding over the past three years from its depressed levels in 2004 and 2003, deposits were not as plentiful in the banking market overall, until the second half of 2007, when a softening real estate economy significantly reduced loan demand. The stock market has also declined from its record levels in 2007. Additionally, the St. Louis metropolitan area has added over ten new banks in recent years (as well as several institutions such as Reliance Bank adding numerous branches), resulting in an intensely competitive environment for customer deposits. Competition for deposits in southwestern Florida is equally as intense as the market for deposits in the St. Louis metropolitan area. As a result, the Company has had to supplement its deposit growth with alternate funding sources, including short-term overnight borrowings from unaffiliated financial institutions, sweep repurchase agreement borrowing arrangements with several of the Company’s larger depositors, and longer term advances from the Federal Home Loan Banks. Additionally, the inflated rates at which deposits have been offered in such competitive markets have served to offset the gains achieved in the Company’s net interest margin from loan growth.
Total average interest-bearing deposits for the first quarter of 2008 were $833,556,255, an increase of $143,859,594 (20.86%) from the level of $689,696,661 for the first quarter of 2007. This increase in deposits resulted from the Company’s aggressive branch expansion and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. The average balances of such borrowings for the first quarters of 2008 and 2007 totaled $70,547,410 and $44,145,349, respectively. The averages for securities sold under sweep repurchase agreements for the first quarters of 2008 and 2007 were $40,795,837 and $33,750,069, respectively. Securities sold under sweep repurchase agreements have continued to provide a stable source of funding from certain of the Company’s larger depositors. The averages for funds purchased through daily/overnight borrowing arrangements for the first quarters of 2008 and 2007 totaled $29,751,573 and $10,395,280, respectively. Daily/overnight funds are used for short-term liquidity purposes as a less expensive alternative to the intensely competitive deposit market.
The Company also uses longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances grew $59,108,602 (243.25%) to $83,408,602 for the first quarter of 2008, compared with the $24,300,000 average balance for the first quarter of 2007.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Average deposits:
Noninterest-bearing	4.91%	4.84%

Interest-bearing:
Transaction accounts	16.27	15.90
Savings	4.82	8.67
Time deposits of $100,000 or more	28.98	28.30
Other time deposits	30.20	33.70

Total average interest-bearing deposits	80.27	86.57

Total average deposits	85.18	91.41

	Three Months Ended
	March 31,
	2008	2007
Average short-term borrowings:
Sweep repurchase agreements	3.92	4.24
Daily/overnight funds purchased	2.87	1.30

Total average short-term borrowings	6.79	5.54
Average longer-term advances from Federal Home Loan Bank	8.03	3.05

	100.00%	100.00%

The composition of the Company’s deposit portfolio will fluctuate as new branches are added, which will serve to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has been difficult. Over the past two years, the Company modified its pricing strategies on its savings (reducing rates) and transaction accounts (raising rates) products, resulting in a significant shift in mix from savings to interest-bearing transaction accounts. For the first three months of 2008 and 2007, the Company’s most significant funding source has continued to be certificates of deposit, which comprised 59.18% of total average funding sources during the first three months of 2008, as compared with 62.00% during the first three months of 2007. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates.
The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Change From 2008 to 2007 Due to
		Yield/
	Volume (1)	Rate (2)	Total

Interest income:
Loans	$4,779,290	(915,145)	3,864,145
Investment securities:
Taxable	(336,832)	84,571	(252,261)
Exempt from Federal income taxes	49,168	(10,018)	39,150
Short-term investments	(111,921)	3,605	(108,316)

Total interest income	4,379,705	(836,987)	3,542,718

Interest expense:
Interest bearing transaction accounts	413,873	(641,608)	(227,735)
Savings accounts	(121,801)	(171,879)	(293,680)
Time deposits of $100,000 or more	913,095	(222,731)	690,364
Other time deposits	555,122	114,303	669,425

Total deposits	1,760,289	(921,915)	838,374
Funds purchased and securities sold under repurchase agreements	245,141	(158,717)	86,424
Long-term borrowings	629,623	(8,700)	620,923

Total interest expense	2,635,053	(1,089,332)	1,545,721

Net interest income	$1,744,652	252,345	1,996,997

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.

NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
During the fourth quarter of 2007 and first quarter of 2008, the Federal Reserve Bank has lowered its Federal funds target interest rate 3.25%, in an attempt to stimulate the sluggish national economy. Such actions have caused the overall rates earned and paid by the Company to be lowered; however, not all financial instruments reprice at the same time. Floating rate loans reprice immediately, while certificates of deposit and other fixed rate instruments have a lagging effect with interest rate changes. Competition will also cause interest rates to react differently.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the three-month periods ended March 31, 2008 and 2007 was $1,132,000 and $390,000, respectively. Net charge-offs for the three-month periods ended March 31, 2008 and 2007 totaled $336,023 and $345,877, respectively. At March 31, 2008 and 2007, the reserve for possible loan losses as a percentage of net outstanding loans was 1.06% and 1.03%, respectively. During Reliance Bank’s first three years of existence (1999, 2000, and 2001), it was required by the Missouri Division of Finance to maintain a minimum reserve for possible loan losses of at least 1.0% of net outstanding loans. Reliance Bank, FSB has a similar requirement through the year ended December 31, 2008. Accordingly, since its inception, the Company has sought to maintain its reserve for possible loan losses at a level of approximately 1.00% to 1.10% of net outstanding loans. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 49.65% and 131.86% at March 31, 2008 and 2007, respectively. The softening of the real estate market has resulted in an increase in the level of nonperforming loans and a higher provision for loan losses in the first quarter of 2008. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
Noninterest Income
Total noninterest income for the first quarter of 2008, excluding security sale gains and losses, increased $98,946 (25.46%) to $487,643 from the $388,697 earned for the first quarter of 2007. The commercial real estate brokerage department earned commission income of $64,308 and $110,600 for the first quarters of 2008 and 2007, respectively. Commissions are earned by this department for arranging long-term, fixed rate commercial real estate financing for customers with institutional investors. Secondary market residential mortgage fee income was $88,359 and $71,707 for the first three months of 2008 and 2007, respectively. These secondary market originators make long-term, fixed rate residential loans which are then sold into the secondary market. Service charges on deposit accounts increased $65,588 (59.50%) to $175,819 for the three-month period ended March 31, 2008 from $110,231 for the three-month period ended March 31, 2007, due to the increased level of customer deposits and the fees generated by the Banks’ overdraft privilege programs. During the first quarter of 2008, the Company also sold $15.9 million of available-for-sale investment securities for a net gain of $194,015. From time to time, the Company will sell its available-for-sale investment securities for short-term liquidity purposes or longer-term asset/liability management reasons. See further discussion below in the section entitled “Liquidity and Rate Sensitivity Management.”
Noninterest Expense
Noninterest expense increased $2,103,539 (42.27%) for the first quarter of 2008 to $7,079,589 from the $4,976,050 incurred during the first quarter of 2007. Most of the categories of noninterest expense increased due to the addition of five new branches and two LPO’s during 2007 and 2008. The largest single component of the increase in noninterest expense for the first quarter of 2008 was the category of salaries and employee benefits. Total personnel costs increased $1,218,855 (40.78%) for the first quarter of 2008 to $4,207,567 from the $2,988,712 of personnel costs incurred for the first quarter of 2007. The Company’s aggressive branch expansion program includes the hiring of personnel in each location with strong banking skills, including a seasoned commercial lender in each location.
The increased number of branches resulted in a growing level of occupancy and equipment expenses (including leases for temporary facilities during construction) during the first quarter of 2008 compared with the first quarter of 2007. Total occupancy and equipment expenses increased $262,202 (32.58%) to $1,067,116 for the first quarter of 2008 from the $804,914 incurred in the first quarter of 2007.
Total data processing expenses for the first quarter of 2008 increased $121,283 (37.78%) to $442,279 for the first quarter of 2008, as compared with the $320,996 of expenses incurred for the first quarter of 2007. The increased number of customer accounts and additional new products offered has resulted in this increase in data processing expenses.
Total advertising expenses for the first quarter of 2008 increased $58,403 (38.31%) to $210,870 for the first quarter of 2008 from the $152,467 incurred for the first quarter of 2007. The increase is primarily related to the Company’s new branding and entry into the television media market.
Total professional fees increased $51,761 (47.42%) for the first quarter of 2008 to $160,904 from the $109,143 incurred for the first quarter of 2007. Increased professional and legal costs relating to the Company’s nonperforming loans and charge-offs has contributed to this increase.
Other noninterest expenses increased $407,566 (88.04%) to $870,479 for the three months ended March 31, 2008, from the $462,913 amount incurred for the three months ended March 31, 2007, primarily due to (a) increased expenses relating to the operations of the Company’s expanding branch network, (b) additional costs incurred with its nonperforming assets, and (c) an additional $167,736 of FDIC assessments in 2008. These assessments are based on the Bank’s net assets and have increased substantially on an industry-wide basis with the FDIC’s new assessment methodologies implemented in 2007.
Income Taxes
Applicable income tax expenses totaled $49,100 and $239,566 for the three month periods ended March 31, 2008 and 2007, respectively. The effective tax rates for the three month periods ended March 31, 2008 and 2007 were 13.67% and 25.62%, respectively. The decline in the effective tax rate is primarily a result of an increasing level of investment income that is exempt from Federal income taxes and the overall lower level of pre-tax income.
Financial Condition
Total assets of the Company grew $98,144,404 (8.64%) in the first three months of 2008 to $1,234,296,826 at March 31, 2008, from the level of $1,136,152,422 at December 31, 2007. This growth resulted from the Company’s continued emphasis on increasing its market share of loans and deposits with its aggressive branch expansion program, a strong capital base, and competitive pricing of banking products.
Total deposits of Reliance Bancshares, Inc. grew $65,685,029 (7.87%) in the first three months of 2008 to $900,261,478 at March 31, 2008, from the level of $834,576,449 at December 31, 2007. This growth in deposits resulted from the Company’s aggressive branch expansion program and competitive pricing on deposit products.

Short-term borrowings at March 31, 2008 decreased $21,888,404 (24.78%) to $66,436,511 from the level of $88,324,915 at December 31, 2007, as the Company shifted a portion of it’s funding to longer term borrowings. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Longer-term borrowings have increased significantly during the first quarter of 2008. At March 31, 2008, total longer-term advances from the Federal Home Loan Bank were $119,000,000, as compared with $68,000,000 at December 31, 2007. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Total loans increased $81,766,676 (8.97%) in the first three months of 2008 to $993,726,912 at March 31, 2008, from the level of $911,960,236 at December 31, 2007. Company management has emphasized the need to grow the loan portfolio to improve the Company’s net interest margin, without, however, sacrificing the quality of the Company’s assets. This emphasis is supported by the inclusion of a seasoned commercial lending officer at each of the Banks’ branches.
Investment securities, all of which are maintained as available-for-sale, increased $15,342,423 (9.38%) in the first three months of 2008 to $178,987,641 at March 31, 2008, from the level of $163,645,218 at December 31, 2007. The Company’s investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company’s loan portfolio, as described above. A flat yield curve has provided less attractive rates for investment in longer term investments.
The capitalization of the Company has remained extremely strong since its initial capitalization in 1998. Total capital at March 31, 2008 was $141,382,571, which computes to a capital-to-asset percentage of 11.45%. Since its inception, the Company has had 13 separate private placement offerings of its Common Stock to accredited investors.

The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Quarter Ended March 31, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$953,365,819	80.40%	$16,042,640	6.77%
Investment securities:
Taxable	126,574,042	10.67	1,574,638	5.00
Exempt from Federal income taxes (3)	38,749,021	3.27	538,432	5.59
Short-term investments	7,354,606	0.62	94,954	5.19

Total earning assets	1,126,043,488	94.96	18,250,664	6.52

Nonearning assets:
Cash and due from banks	10,376,551	0.88
Reserve for possible loan losses	(9,884,344)	(0.83)
Premises and equipment	43,595,985	3.68
Other assets	14,160,342	1.19
Available-for-sale investment market valuation	1,479,028	0.12

Total nonearning assets	59,727,562	5.04

Total assets	$1,185,771,050	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$168,914,007	14.25%	1,241,887	2.96%
Savings	50,040,485	4.22	236,354	1.90
Time deposits of $100,000 or more	300,936,160	25.38	3,528,250	4.72
Other time deposits	313,665,603	26.45	3,725,664	4.78

Total interest-bearing deposits	833,556,255	70.30	8,732,155	4.21
Long-term borrowings	83,408,602	7.03	884,877	4.27
Funds purchased and securities sold under repurchase agreements	70,547,410	5.95	579,273	3.30

Total interest-bearing liabilities	987,512,267	83.28	10,196,305	4.15

Noninterest-bearing deposits	50,994,115	4.30
Other liabilities	6,641,518	0.56

Total liabilities	1,045,147,900	88.14
STOCKHOLDERS’ EQUITY	140,623,150	11.86

Total liabilities and stockholders’ equity	$1,185,771,050	100.00%

Net interest income			$8,054,359

Net yield on earning assets				2.88%

(continued)

	Quarter Ended March 31, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$677,195,325	73.17%	$12,178,495	7.29%
Investment securities:
Taxable	154,868,539	16.73	1,826,899	4.78
Exempt from Federal income taxes (3)	35,460,308	3.83	499,282	5.71
Short-term investments	16,156,665	1.75	203,270	5.10

Total earning assets	883,680,837	95.48	14,707,946	6.75

Nonearning assets:
Cash and due from banks	8,399,854	0.91
Reserve for possible loan losses	(7,190,208)	(0.78)
Premises and equipment	31,640,138	3.42
Other assets	9,712,771	1.05
Available-for-sale investment market valuation	(729,069)	(0.08)

Total nonearning assets	41,833,486	4.52

Total assets	$925,514,323	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$126,601,297	13.68%	1,469,622	4.71%
Savings	69,088,964	7.46	530,034	3.11
Time deposits of $100,000 or more	225,501,648	24.37	2,837,886	5.10
Other time deposits	268,504,752	29.01	3,056,239	4.62

Total interest-bearing deposits	689,696,661	74.52	7,893,781	4.64
Long-term borrowings	24,300,000	2.63	263,954	4.41
Funds purchased and securities sold under repurchase agreements	44,145,349	4.77	492,849	4.53

Total interest-bearing liabilities	758,142,010	81.92	8,650,584	4.63

Noninterest-bearing deposits	38,569,037	4.17
Other liabilities	5,005,360	0.53

Total liabilities	801,716,407	86.62
STOCKHOLDERS’ EQUITY	123,797,916	13.38

Total liabilities and stockholders’ equity	$925,514,323	100.00%

Net interest income			$6,057,362

Net yield on earning assets				2.78%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K, which was filed March 28, 2008.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

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
Prior to 2007, the Company’s banking subsidiaries had incurred a minimal level of charge-offs, when compared with the volume of loans generated; however, during 2007, the Banks net charge-offs increased significantly, to $602,520. Net charge-offs for the first three months of 2008 were $336,023, compared to $345,877 for the first three months of 2007. The Company’s banking subsidiaries had no loans to any foreign countries at March 31, 2008 and 2007, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies. Additionally, the Company had no other interest-earning assets which were considered to be risk-element assets at March 31, 2008 and 2007.
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
The softening of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s non-performing assets. At March 31, 2008 and 2007, nonperforming loans totaled $21,110,088 and $5,418,906 respectively, comprised of nonaccrual loans of $18,647,152 and $4,346,349, respectively, and loans 90 days delinquent and still accruing interest of $2,462,936 and $1,072,557, respectively.
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
The softening of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s nonperforming loans in 2007 and 2008. At March 31, 2008, nonperforming loans grew an additional $3,362,478 to $21,110,088, from $17,747,610 at December 31, 2007, the largest components of which were primarily comprised of the following loan relationships:
•	Loans totaling approximately $5.6 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. These loans are secured by commercial real estate properties in southwestern Florida for which the values have declined. The Company has allocated $291,000 of the reserve for possible loan losses for these loans, based on current appraisals of the properties.

•	Three loans to a Florida-based home builder totaling approximately $781,000, originally to fund the construction of three homes for re-sale. These loans are in process of foreclosure; however, during the quarter ended March 31, 2008, the Company received a pay down of $555,000 on two of the homes, reducing the outstanding balance to $226,000 for the one remaining home in foreclosure. The Company has allocated $76,000 of the reserve for possible loan losses for this loan, based on current appraisal of this property.

•	Two loans aggregating $1.7 million were declared in default and were placed on nonaccrual during the first quarter of 2008. These loans are collateralized by residential lots in southwest Florida. The Company has allocated $75,000 of the reserve for possible loan losses for these loans, based on current appraisals of the properties.

•	Two loans totaling approximately $2.0 million were placed on nonaccrual during the first quarter of 2008. These loans are collateralized by a restaurant located in southwest Florida. Based on the Company’s review of the collateral, no additional reserves for possible loan losses were allocated for these loans.

•	During the quarter ended March 31, 2008, the Company accepted a deed in lieu of foreclosure from a southwestern Florida home builder to settle loans outstanding. As part of this transaction, $667,000 was transferred to other real estate owned and a charge-off to the reserve for loan losses was taken in the amount of $211,000. Property transferred to other real estate owned included three single family residences and eight residential lots, all located in southwestern Florida.

•	Approximately $1.7 million of loans categorized as “restructured debt” were carried as nonperforming loans during the first quarter of 2008. These loans are collateralized by three single family residences located in southwestern Florida. The Company has allocated $161,000 of the reserve for possible loan losses for these loans, based on current appraisals of the properties.

•	A loan totaling $6.4 million representing a participation purchased is in the process of foreclosure. The loan is collateralized by a construction condominium development in southwestern Florida. The Company has allocated $477,000 of the reserve for possible loan losses for this loan relationship, based on an internal review of the costs and status of the development.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $6,776,894 and $3,268,867 at March 31, 2008 and 2007, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest.
During this period of a softening real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers, and has often had to offer a lower interest rate on such loans to maintain the quality of the loan portfolio. Given the collateral margins maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at March 31, 2008; however, should the residential real estate market continue to soften, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
Potential Problem Loans
As of March 31, 2008, the Company had 17 loans with a total principal balance of $7,038,000 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $32,622,749 at March 31, 2008.
At March 31, 2008 and 2007, the reserve for possible loan losses was $10,480,988 and $7,145,153, respectively, or 1.06% and 1.03% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the three-month periods ended March 31, 2008 and 2007. Bank management believes that the diligent underwriting process implemented at the Company’s inception and consistently applied throughout the Company’s existence will allow for continued maintenance of adequate asset quality.

	Three-Month Periods
	Ended March 31,
(in thousands of dollars)	2008	2007
Average loans outstanding	$953,366	$677,195

Reserve at beginning of year	$9,685	$7,101
Provision for possible loan losses	1,132	390

	10,817	7,491

Charge-offs:
Commercial loans:
Real estate	(63)	(317)
Other	(30)	(3)
Real estate:
Construction	(212)	—
Residential	(12)	(24)
Consumer	(32)	(5)
Overdrafts	—	—

Total charge-offs	(349)	(349)

Recoveries:
Commercial loans:
Real estate	—	—
Other	9	2
Real estate:
Construction	—	—
Residential	4	—
Consumer	—	1
Overdrafts	—	—

Total recoveries	13	3

Reserve at end of period	$10,481	$7,145

Net charge-offs to average loans	0.04%	0.05%

Ending reserve to net outstanding loans at end of period	1.06%	1.03%

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
The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon collateral exposure, using current fair values of collateral.

The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and Federal banking regulators. Loans are rated and assigned a loss allocation factor for each category that is consistent with historical losses normally experienced in our banking market, adjusted for environmental factors and the Banks’ own historical experience (which has thus far been limited). The higher the rating assigned to a loan, the greater the allocation percentage that is applied.
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
While the Company has no significant specific industry concentration risk, analysis showed that over 90% of the loan portfolio was dependent on real estate collateral at March 31, 2008, including commercial real estate, residential real estate, and construction and land development loans. The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.
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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $178,987,641 at March 31, 2008), and borrowing capabilities through correspondent banks and the Federal Home Loan Bank. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
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
As of March 31, 2008, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at March 31, 2008 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Consolidated	$148,523	13.26%	$89,578	≥8.0%	$	N/A	N/A
Reliance Bank	115,298	11.24%	82,061	≥8.0%		102,576	≥10.0%
Reliance Bank, FSB	24,661	28.26%	6,982	≥8.0%		8,727	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$138,042	12.33%	$44,789	≥4.0%	$	N/A	N/A
Reliance Bank	106,115	10.35%	41,030	≥4.0%		61,545	≥6.0%
Reliance Bank, FSB	24,023	27.53%	3,491	≥4.0%		5,236	≥6.0%

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 capital (to average assets)
Consolidated	$138,042	11.66%	$47,361	≥4.0%	$	N/A	N/A
Reliance Bank	106,115	9.64%	44,011	≥4.0%		55,014	≥5.0%
Reliance Bank, FSB	24,023	26.93%	3,569	≥4.0%		4,461	≥5.0%
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
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At March 31, 2008, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
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
The required contractual obligations and other commitments at March 31, 2008 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,042,144	$461,868	$2,369,368	$4,210,908
Time deposits	635,018,166	533,248,614	69,458,986	32,310,566
Federal Home Loan Bank borrowings	119,000,000	17,000,000	67,000,000	35,000,000
Commitments to extend credit	280,380,806	77,919,021	149,911,761	52,550,024
Standby letters of credit	14,316,955	5,877,725	8,139,230	300,000

Accounting Pronouncements
Several accounting rule changes that will or have gone into effect recently, as promulgated by the Financial Accounting Standards Board (the “FASB”), will have an effect on the Company’s financial reporting process. These accounting rule changes, issued in the form of Financial Accounting Standards or Interpretations include the following:
•	In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective and was implemented in 2007 by the Company; however, Company management believes that the Company maintains no uncertain tax positions for tax reporting purposes and accordingly, no FIN 48 liability is required to be recorded.

•	In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted FAS No. 157. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of FAS No. 157 to nonfinancial assets and nonfinancial liabilities such as other real estate owned and goodwill. The Company uses fair value measurements to determine fair value disclosures. The following is a description of valuation methodologies used for assets recorded at fair value:
Investments in Available-For-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category. The table below presents the balances of available-for sale debt securities measured at fair value on a recurring basis:

Obligations of U.S. Government agencies and corporations	$62,428,399
Obligations of state and political subdivisions	39,326,485
Other debt securities	6,837,470
Mortgage-backed securities	62,834,475

$171,426,829

Loans — The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At March 31, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at March 31, 2008 was $21,110,088.

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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of March 31, 2008, individually and cumulatively, through various time horizons:

	Remaining Maturity if Fixed Rate;
	Earliest Possible Repricing Interval if Floating Rate
	3		Over 3		Over 1
	months		months		year
	or		through		through		Over
	less		12 months		5 years		5 years		Total
Interest-earning assets
Loans	$270,767,636		$142,843,398		$519,428,671		$60,687,207		$993,726,912
Investment securities, at amortized cost	18,587,533		24,287,606		106,457,044		26,642,034		175,974,217
Other interest-earning assets	459,586		—		—		—		459,586

Total interest-earning assets	$289,814,755		$167,131,004		$625,885,715		$87,329,241		$1,170,160,715

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$213,630,390		$10,979		$—		$31,302		$213,672,671
Time certificates of deposit of $100,00 or more	124,721,372		170,292,715		22,437,820		—		317,451,907
All other time deposits	103,237,274		134,997,253		47,021,166		32,310,566		317,566,259
Nondeposit interest-bearing liabilities	49,121,359		34,315,152		67,000,000		35,000,000		185,436,511

Total interest-bearing liabilities	$490,710,395		$339,616,099		$136,458,986		$67,341,868		$1,034,127,348

Gap by period	$(200,895,640)		$(172,485,095)		$489,426,729		$19,987,373		$136,033,367

Cumulative gap	$(200,895,640)		$(373,380,735)		$116,045,994		$136,033,367		$136,033,367

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.59	x	0.49	x	4.59	x	1.30	x	1.13	x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.59	x	0.55	x	1.12	x	1.13	x	1.13	x

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

Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at March 31, 2008 indicate that the Company’s fair market value of equity would decrease 3.5%, 7.7%, and 8.6%, from an immediate and sustained parallel decrease in interest rates of 100, 200, and 300 basis points, respectively, and increase 1.2%, 2.0%, and 2.6%, from a corresponding increase in interest rates of 100, 200, and 300 basis points, respectively.
Part I — Item 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2008.
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
Part II — Item 1A — Risk Factors
There have not been any material changes in the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
From January 1, 2008 through March 31, 2008, we issued the following 88,704 shares of our Class A Common Stock upon the exercise of options to purchase such Common Stock granted to certain executive and non-executive employees under various stock option plans and exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended (the

“Act”). All 88,704 shares issued upon the exercise of options were subsequently repurchased by the Company.

	Number of Shares
Date	Issued Upon Exercise	Exercise Price	Proceeds
January 18, 2008	10,000	$5.375	$53,750
January 30, 2008	10,000	$5.375	$53,750
January 30, 2008	20,000	$6.188	$123,760
January 30, 2008	20,000	$8.50	$170,000
January 30, 2008	15,000	$9.50	$142,500
February 29, 2008	1,000	$12.50	$12,500
February 29, 2008	5,000	$8.50	$42,500
February 29, 2008	7,704	$6.5625	$50,556
The table below contains information regarding the grant of options to purchase the Company’s Common Stock to directors, officers and employees of the Company and its subsidiaries, generally pursuant to the Company’s Incentive and Non-Qualified Stock Option Plans during the quarter ended March 31, 2008. The grants of such options were exempt from registration pursuant to Rule 701 promulgated under the Act.

	Number of	Exercise
Date	Options	Price	Date Exercisable	Expiration Date
January 15, 2008	60,000 Incentive	$15.00	January 15, 2009-19,975;	November 16, 2015
	Stock Options		January 15, 2010-19,975;
			January 15, 2011-20,050

January 15, 2008	4,500 Non-Qualified	$15.75	January 15, 2009-2,250;	November 16, 2015
	Stock Options		January 15, 2010-2,250

March 18, 2008	500 Non-Qualified	$10.75	March 18, 2009-250;	November 16, 2015
	Stock Options		March 18, 2010-250

March 18, 2008	15,500 Incentive	$10.00	March 18, 2009-4,331;	November 16, 2015
	Stock Options		March 18, 2010-4,331;
			March 18, 2011-6,838

Repurchases of the Company’s Common Stock during the quarter ended March 31, 2008 were as follows. A total of 105,324 shares were repurchased, consisting of 88,704 shares repurchased from executive and non-executive employees upon the exercise of stock options, 620 shares repurchased from an executive employee’s Employee Stock Purchase Plan (ESPP) account, and 16,000 shares repurchased from other shareholders.

Maximum
Number of
			Total Number of	Shares that May
			Shares	Yet be
			Purchased as	Purchased under
			Part of Publicly	Publicly
	Total Number of		Announced	Announced
	Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs
January 1, 2008 through January 31, 2008	91,620	$12.00	0	0

February 1, 2008 through February 29, 2008	13,704	$15.00	0	0

March 1, 2008 through March 31, 2008	0	$0.00	0	0
Part II — Item 3 — Defaults Upon Senior Securities
None.
Part II — Item 4 — Submission of Matters to Vote of Security Holders
None.
Part II — Item 5 — Other Information
None.
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

RELIANCE BANCSHARES, INC.
By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
Chief Executive Officer

By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Chief Financial Officer

Date: March 14, 2008