Form 10-Q
period 2008-06-30
Reliance Bancshares, Inc.
filed 2008-08-08
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☑
As of July 31, 2008, the Registrant had 20,675,827 shares of outstanding Class A common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2008 and 2007 and December 31, 2007

	June 30,		December 31,
	2008	2007	2007
ASSETS

Cash and due from banks	$18,554,276	11,392,861	13,170,564
Interest-earning deposits in other financial institutions	285,033	712,869	89,876
Federal funds sold	112,000	6,229,171	30,000
Investments in available-for-sale debt and equity securities, at fair value	171,290,667	175,840,325	163,645,218
Loans	1,115,579,839	763,126,477	911,960,236
Less -Deferred loan fees/costs	(689,223)	(174,024)	(222,226)
Reserve for possible loan losses	(12,682,420)	(7,537,171)	(9,685,011)

Net loans	1,102,208,196	755,415,282	902,052,999

Premises and equipment, net	44,827,825	39,547,343	42,931,925
Accrued interest receivable	5,008,066	4,559,014	4,959,629
Identifiable intangible assets, net of accumulated amortization of $82,797, $66,509 and $74,653 at June 30, 2008 and 2007, and December 31, 2007, respectively	161,522	177,810	169,666
Goodwill	1,149,192	1,149,192	1,149,192
Other real estate	10,802,316	1,632,579	4,937,285
Other assets	8,075,773	3,236,870	3,016,068

	$1,362,474,866	999,893,316	1,136,152,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest-bearing	$59,608,559	47,578,758	53,441,589
Interest-bearing	912,793,445	735,356,546	781,134,860

Total deposits	972,402,004	782,935,304	834,576,449
Short-term borrowings	104,488,569	39,498,316	88,324,915
Notes payable to Federal Home Loan Bank	142,000,000	35,000,000	68,000,000
Accrued interest payable	4,364,492	3,381,756	3,656,113
Other liabilities	3,209,986	2,091,763	1,703,972

Total liabilities	1,226,465,051	862,907,139	996,261,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized	—	—	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,770,781, 20,641,615, and 20,682,075 shares issued and outstanding at June 30, 2008 and 2007, and December 31, 2007, respectively	5,192,695	5,160,404	5,170,519
Surplus	124,301,338	122,939,690	123,329,517
Retained earnings	8,921,852	10,397,606	10,982,306
Treasury stock, at cost - 94,954 shares at June 30, 2008	(1,180,560)	—	—
Accumulated other comprehensive income — net unrealized holding (losses) gains on available-for-sale debt securities	(1,225,510)	(1,511,523)	408,631

Total stockholders’ equity	136,009,815	136,986,177	139,890,973

	$1,362,474,866	999,893,316	1,136,152,422

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$16,796,847	13,231,459	32,815,215	25,403,470
Interest and dividends on debt and equity securities:
Taxable	1,595,361	1,759,408	3,169,999	3,586,307
Exempt from Federal income taxes	391,394	382,050	788,868	742,776
Interest on short-term investments	20,904	227,097	115,858	430,367

Total interest income	18,804,506	15,600,014	36,889,940	30,162,920

Interest expense:
Interest on deposits	8,303,576	8,454,275	17,035,731	16,348,056
Interest on short-term borrowings	529,816	361,469	1,109,089	854,318
Interest on notes payable to Federal Home Loan Bank	1,202,776	306,967	2,087,653	570,921

Total interest expense	10,036,168	9,122,711	20,232,473	17,773,295

Net interest income	8,768,338	6,477,303	16,657,467	12,389,625
Provision for possible loan losses	5,607,000	500,000	6,739,000	890,000

Net interest income after provision for possible loan losses	3,161,338	5,977,303	9,918,467	11,499,625

Noninterest income:
Service charges on deposit accounts	197,178	130,852	372,997	241,083
Net gains (losses) on sale of debt and equity securities	118,118	(7,026)	312,133	(7,026)
Other noninterest income	408,629	350,199	720,453	628,665

Total noninterest income	723,925	474,025	1,405,583	862,722

Noninterest expense:
Salaries and employee benefits	4,260,926	3,019,214	8,408,544	6,007,926
Occupancy and equipment expense	1,095,976	771,515	2,163,092	1,576,429
Postage, printing and supplies	128,045	114,208	244,347	247,041
Professional fees	186,188	116,902	347,092	226,045
Data processing	443,279	334,616	885,558	655,612
Advertising	290,711	147,489	501,581	299,956
Amortization of identifiable intangible assets	4,072	4,072	8,144	8,144
Other noninterest expenses	1,361,228	790,844	2,291,656	1,253,757

Total noninterest expense	7,770,425	5,298,860	14,850,014	10,274,910

(Loss) income before applicable income taxes	(3,885,162)	1,152,468	(3,525,964)	2,087,437
Applicable income tax (benefit) expense	(1,514,610)	317,624	(1,465,510)	557,190

Net (loss) income	$(2,370,552)	834,844	(2,060,454)	1,530,247

Per share amounts:
Basic (loss) earnings per share	$(0.11)	0.04	(0.10)	0.08
Basic weighted average shares outstanding	20,673,419	20,475,731	20,650,862	20,027,192
Diluted (loss) earnings per share	$(0.11)	0.04	(0.10)	0.07
Diluted weighted average shares outstanding	21,119,050	21,496,676	21,149,790	20,985,254
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Six Months Ended June 30, 2008 and 2007

	2008	2007
Net (loss) income	$(2,060,454)	1,530,247

Other comprehensive loss before tax:
Net unrealized losses on available-for-sale securities	(2,163,838)	(1,833,749)
Reclassification adjustment for (gains) losses included in net income	(312,133)	7,026

Other comprehensive loss before tax	(2,475,971)	(1,826,723)
Income tax related to items of other comprehensive loss	(841,830)	(621,086)

Other comprehensive loss, net of tax	(1,634,141)	(1,205,637)

Total comprehensive (loss) income	$(3,694,595)	324,610

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2008 and 2007

					Accumulated	Total
					other	stock-
	Common		Retained	Treasury	comprehensive	holders’
	stock	Surplus	earnings	stock	income	equity
Balance at December 31, 2006	$4,892,812	110,042,307	8,867,359	—	(305,886)	123,496,592
Net income	—	—	1,530,247	—	—	1,530,247
Issuance of 1,053,567 shares of common stock	246,392	12,258,096	—	689,400	—	13,193,888
Stock options exercised - 84,000 shares	21,000	485,500	—	—	—	506,500
Treasury stock purchased - 68,000 shares	—	—	—	(689,400)	—	(689,400)
800 shares of common stock awarded to directors	200	9,800	—	—	—	10,000
Stock issuance costs	—	(24,930)	—	—	—	(24,930)
Stock option expense	—	168,917	—	—	—	168,917
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	(1,205,637)	(1,205,637)

Balance at June 30, 2007	$5,160,404	122,939,690	10,397,606	—	(1,511,523)	136,986,177

Balance at December 31, 2007	$5,170,519	123,329,517	10,982,306	—	408,631	139,890,973
Net loss	—	—	(2,060,454)	—	—	(2,060,454)
Issuance of 4,409 shares of common stock from treasury	—	(8,862)	—	52,908	—	44,046
Stock options exercised - 91,000 shares	22,176	614,656	—	27,552	—	664,384
Treasury stock purchased - 105,324 shares	—	—	—	(1,305,000)	—	(1,305,000)
Issuance of 2,565 shares of common stock as partial payment for certain operating leases	—	(5,771)	—	30,780	—	25,009
1,100 shares of common stock awarded to directors	—	(1,739)	—	13,200	—	11,461
Stock option expense	—	292,127	—	—	—	292,127
Amortization of restricted stock	—	81,410	—	—	—	81,410
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	(1,634,141)	(1,634,141)

Balance at June 30, 2008	$5,192,695	124,301,338	8,921,852	(1,180,560)	(1,225,510)	136,009,815

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,060,454)	1,530,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	907,545	723,738
Provision for possible loan losses	6,739,000	890,000
Capitalized interest expense on construction	(85,984)	(269,184)
Stock option compensation cost	292,127	168,917
Common stock awarded to directors	11,461	10,000
Amortization of restricted stock expense	81,410	—
Losses (gains) on sale of other real estate	13,921	(19,972)
Net (gains) losses on sale of debt and equity securities	(312,133)	7,026
Increase in accrued interest receivable	(48,437)	(146,684)
Increase in accrued interest payable	708,379	642,614
Mortgage loans originated for sale in secondary market	(13,428,566)	(4,153,800)
Mortgage loans sold in secondary market	13,236,216	4,089,300
Other operating activities, net	(91,688)	607,984

Net cash provided by operating activities	5,962,797	4,080,186

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(74,121,826)	(6,276,933)
Proceeds from maturities and calls of available-for-sale debt securities	41,490,364	16,057,125
Proceeds from sales of available-for-sale debt securities	23,037,133	4,508,333
Net increase in loans	(213,490,713)	(98,708,131)
Proceeds from sale of other real estate owned	647,091	2,273,550
Construction expenditures to finish other real estate	(48,568)	—
Purchase of bank premises and equipment	(5,315,182)	(9,170,590)
Proceeds from sale of bank premises and equipment	107,134	37,028

Net cash used in investing activities	(227,694,567)	(91,279,618)

Cash flows from financing activities:
Net increase in deposits	137,825,555	104,338,299
Increase (decrease) in short-term borrowings	16,163,654	(30,964,205)
Proceeds from notes payable to Federal Home Loan Bank	86,000,000	15,000,000
Payments of notes payable to Federal Home Loan Bank	(12,000,000)	(4,300,000)
Purchase of treasury stock	(1,305,000)	(689,400)
Stock options exercised	664,384	506,500
Issuance of common stock	44,046	13,193,888
Payment of stock issuance costs	—	(24,930)

Net cash provided by financing activities	227,392,639	97,060,152

Net increase in cash and cash equivalents	5,660,869	9,860,720
Cash and cash equivalents at beginning of period	13,290,440	8,474,181

Cash and cash equivalents at end of period	$18,951,309	18,334,901

Supplemental information:
Cash paid for interest	$19,610,078	17,773,295
Cash paid for income taxes	425,000	566,000
Noncash transactions:
Transfers to other real estate in settlement of loans	6,788,866	3,061,158
Loans made to facilitate the sale of other real estate	—	275,912
Capitalized interest expense	85,984	269,184
Common stock awarded to directors	11,461	10,000
Stock option compensation cost	292,127	168,917
Amortization of restricted stock expense	81,410	—
Stock issued for operating lease payments	25,009	—

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the Company) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, F.S.B. (hereinafter referred to as the Banks).
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.
Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 filed with the Company’s 2007 Annual Report on Form 10-K.
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
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (FAS No. 157) and Statement of Financial Accounting Standards No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (FAS No. 159). In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of FAS No. 157 to nonfinancial assets and nonfinancial liabilities such as other real estate owned and goodwill. The Company uses fair value measurements to determine fair value disclosures.
The following is a description of valuation methodologies used for assets recorded at fair value:
Investments in Available-For-Sale Debt Securities - Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category. The table below presents the balances of available-for sale debt securities measured at fair value on a recurring basis:

Obligations of U.S. Government agencies and corporations	$51,512,730
Obligations of state and political subdivisions	38,705,470
Other debt securities	6,469,439
Mortgage-backed securities	64,330,151

$161,017,790

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At June 30, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at June 30, 2008 was $15,161,825.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic
Net (loss) income	$(2,370,552)	834,844	(2,060,454)	1,530,247

Weighted average common shares outstanding	20,673,419	20,475,731	20,650,862	20,027,192

Basic (loss) earnings per share	$(0.11)	0.04	(0.10)	0.08

Diluted
Net (loss) income	$(2,370,552)	834,844	(2,060,454)	1,530,247

Weighted average common shares outstanding	20,673,419	20,475,731	20,650,862	20,027,192
Effect of dilutive stock options	445,631	1,020,945	498,928	958,062

Diluted weighted average common shares outstanding	21,119,050	21,496,676	21,149,790	20,985,254

Diluted (loss) earnings per share	$(0.11)	0.04	(0.10)	0.07

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at June 30, 2008 will be $4,072 per quarter until completely amortized.
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
The weighted average fair values of options granted during the first six months of 2008 and 2007 were $3.38 and $3.79, respectively, for an option to purchase one share of Company common stock; however, the Company has only been in existence since July 24, 1998, and the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted during the first six months of 2008 and 2007, including minimal or no volatility in the Company’s common stock price, no dividends paid on the common stock, an expected weighted average option life of 6.0 years for options granted in 2008 and 2007, and a risk-free interest rate approximating the U.S. Treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     Following is a summary of the Company’s stock option activity for the six-month periods ended June 30, 2008 and 2007:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Six Months Ended June 30, 2007:
Balance at December 31, 2006	$6.57	1,648,200	$6.63	576,000
Granted	12.94	131,500	16.38	125,000
Forfeited	11.67	(4,500)	4.85	(5,000)
Exercised	5.86	(74,000)	7.25	(10,000)

Balance at June 30, 2007	$7.08	1,701,200	$8.41	686,000

Six Months Ended June 30, 2008:
Balance at December 31, 2007	$7.31	1,648,200	$8.41	701,000
Granted	13.91	76,500	11.16	16,000
Forfeited	12.50	(5,000)	—	—
Exercised	7.30	(91,000)	—	—

Balance at June 30, 2008	$7.60	1,628,700	$8.47	717,000

The weighted average option prices for the 2,345,700 and 2,387,200 options outstanding at June 30, 2008 and 2007, were $7.87 and $7.46, respectively. At June 30, 2008, options to purchase an additional 419,200 shares of Company common stock were available for future grants under the various plans.
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at June 30, 2008:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$326,451,351
Standby letters of credit	26,404,905

$352,856,256

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at June 30, 2008, $94,395,555 was made at fixed rates of interest. Commitments generally have fixed expiration dates or

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three and six-month periods ended June 30, 2008 and 2007. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2007, included in our most recent Form 10-K.
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
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 24 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through June 30, 2008, Reliance Bank has added 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPO’s”) in Houston, Texas and Phoenix, Arizona and has grown its total assets, loans and deposits to $1.3 billion, $1.0 billion, and $910.2 million, respectively, at June 30, 2008.
Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. The Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a LPO in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank LPO were transferred to Reliance Bank, FSB. Since its opening in 2006 through June 30, 2008, Reliance Bank, FSB has added four branch locations in southwestern Florida and has grown its total assets, loans, and deposits to $95.7 million, $76.1 million, and $68.3 million, respectively, at June 30, 2008.
At June 30, 2008, Reliance Bank’s total assets, total revenues, and net loss represented 92.95%, 93.40%, and 9.59%, respectively, of the Company’s consolidated total assets, total revenue, and net loss. Reliance Bank, FSB’s total assets, total revenues, and net loss represented 7.02%, 6.81%, and 77.58%, respectively, of the Company’s consolidated totals. The Company incurred a net loss of $2.1 million for the six months ended June 30, 2008.
During the quarter ended June 30, 2008, the Company completed building its St. Louis metropolitan branch network. The Company plans to continue building its branch network in southwestern Florida, with three additional branches planned; however, the building of these branches has been suspended while management focuses on Reliance Bank, FSB’s profitability. The Company’s branch expansion plans are designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida and to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets. The Houston and Phoenix LPO’s are intended to benefit from commercial and residential lending and fee income generation opportunities in these larger and historically higher-growth markets.
The St. Louis metropolitan, southwestern Florida, Houston and Phoenix markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
The Company’s total consolidated assets increased to $1.4 billion at June 30, 2008, with loans and deposits increasing to $1.1 billion and $972.4 million, respectively, primarily as a result of the Company’s continued emphasis on growth to improve its market share. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Three Reliance Bank branches were opened in 2008, six Reliance Bank branches were opened in 2006, one branch was opened in 2005, four branches were opened in 2004, two branches were opened in 2003, and one branch was opened each year in 2002, 2001, and 1999. Three Reliance Bank, FSB branches were opened in 2007 and one branch was opened in 2006. The Company has sought to staff each new branch location with an experienced commercial lender familiar with that branch’s market area and other experienced banking personnel.

The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of 13 such offerings since its inception and has sold 20,770,781 shares of Company Common Stock for a total of $129.5 million through June 30, 2008.
The Company’s consolidated net (loss) income for the six-month periods ended June 30, 2008 and 2007 totaled $(2,060,454) and $1,530,247, respectively. Consolidated net (loss) income for the three-month periods ended June 30, 2008 and 2007 totaled $(2,370,552) and $834,844, respectively. While the Company’s consolidated total assets and net interest income have continued to grow, the Company has continued to experience pricing pressures on its loans and deposits, and the provision for possible loan losses was increased for an increase in nonperforming loans, resulting from a softening in the real estate markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
Net interest income before the provision for possible loan losses for the six-month periods ended June 30, 2008 and 2007 totaled $16,657,467 and $12,389,625, respectively. Net interest income before the provision for possible loan losses for the three-month periods ended June 30, 2008 and 2007 totaled $8,768,338 and $6,477,303, respectively. This growth in net interest income resulted from an increasing level of interest-earning assets during this time period, with an increasingly proportionate share of such interest-earning assets being comprised of loans, which are the Company’s highest interest-earning assets.
Holding down the net interest income earned by the Company during these periods was an increasing cost of funds on an increasing total of interest-bearing liabilities. Interest expense incurred on interest-bearing liabilities for the six-month periods ended June 30, 2008 and 2007 totaled $20,232,473 and $17,773,295, respectively. Interest expense incurred on interest-bearing liabilities for the quarters ended June 30, 2008 and 2007 totaled $10,036,168 and $9,122,711, respectively.
The softening of the real estate market that has occurred during the past twelve to eighteen months on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed prior to 2007. As a result, the Company has experienced an increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $26.0 million at June 30, 2008 compared with $4.9 million at June 30, 2007. The reserve for possible loan losses as a percentage of net outstanding loans was 1.14% at June 30, 2008 compared with 0.99% at June 30, 2007. Net charge-offs for the six months ended June 30, 2008 totaled $3.8 million compared with $454 thousand for the six months ended June 30, 2007. Net charge-offs for the three months ended June 30, 2008 totaled $3.4 million compared with $108 thousand for the three months ended June 30, 2007. The provision for possible loan losses charged to expense for the six-month periods ended June 30, 2008 and 2007 totaled $6,739,000 and $890,000, respectively, and $5,607,000 and $500,000 for the three-month periods ended June 30, 2008 and 2007, respectively. The increase in the provision for loan losses in these six and three-month periods of 2008 was a direct reaction to the continued softening of the real estate market. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management.”
As the Company has grown its assets, the total of noninterest income has grown and new products have been introduced. Total noninterest income for the six-month periods ended June 30, 2008 and 2007 was $1,405,583 and $862,722, respectively, and $723,925 and $474,025 for the three-month periods ended June 30, 2008 and 2007, respectively.
The Company’s fixed rate mortgage lending operation, which was established to arrange for long-term fixed rate commercial real estate financing with institutional investors, generated commission income of $82,871 and $318,325 for the six-month periods ended June 30, 2008 and 2007, respectively, and $18,563 and $207,725 for the three-month periods ended June 30, 2008 and 2007, respectively. Residential mortgage lending operations (in which fixed rate loans are originated and sold in the secondary market) were also expanded in 2007. Total income from these secondary market activities was $306,294 and $143,715 for the six-month periods ended June 30, 2008 and 2007, respectively, and $217,935 and $65,826 for the three-month periods ended June 30, 2008 and 2007, respectively. Deposit service charge income also increased due to a larger deposit base. The Company also sold $22.4 million of available-for-sale investment securities in the six-month period ended June 30, 2008 for a net gain of $ 312,133. During the quarter ended June 30, 2008, the Company sold $6.5 million of available-for-sale investment securities for a net gain of $118,118.

Noninterest expenses have increased significantly during the six and three-month periods ended June 30, 2008 and 2007, resulting from the Company’s branch expansion program. Total noninterest expense was $14,850,014 and $10,274,910 for the six-month periods ended June 30, 2008 and 2007, respectively, and $7,770,425 and $5,298,860 for the three-month periods ended June 30, 2008 and 2007, respectively.
The Company’s effective tax rate for the six-month periods ended June 30, 2008 and 2007 was 41.56% and 26.69%, respectively, and 38.98% and 27.56% for the three-month periods ended June 30, 2008 and 2007, respectively. The change in effective tax rates during these periods is a result of the effect that tax-exempt interest income levels have on this percentage.
The Company’s basic and diluted (loss) earnings per share for the six and three-month periods ended June 30, 2008 and 2007, reflect the Company’s focus on growth in equity ownership and total assets, loans and deposits, with less of an emphasis on short-term earnings per share. Basic (loss) earnings per share were $(0.10) and $0.08 per share for the six-month periods ended June 30, 2008 and 2007, respectively, and $(0.11) and $.04 per share for the three-month periods ended June 30, 2008 and 2007, respectively. Fully-diluted (loss) earnings per share for the six-month periods ended June 30, 2008 and 2007 were $(0.10) and $0.07 per share, respectively, and $(0.11) and $.04 for the three-month periods ended June 30, 2008 and 2007, respectively.
Following are certain of the Company’s ratios generally followed in the banking industry for the three and six-month periods ended June 30, 2008 and 2007:

	As of and for the		As of and for the
	Six Months Ended June 30,		Quarters Ended June 30,
	2008	2007	2008	2007
Percentage of net income to:
Average total assets	(0.33)%	0.32%	(0.73)%	0.34%
Average stockholders’ equity	(2.95)%	2.38%	(6.78)%	2.47%
Percentage of common dividends declared to net income per common share	—	—	—	—
Percentage of average stockholders’ equity to average total assets	11.29%	13.62%	10.78%	13.88%
Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2007 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, which was filed March 28, 2008. Management believes there have been no material changes to our critical accounting policies during the first six months of 2008.
Results of Operations for the Three and Six-Month Periods Ended June 30, 2008 and 2007
Net Interest Income
The Company’s net interest income increased $4,267,842 (34.45%) to $16,657,467 for the six-month period ended June 30, 2008 from the $12,389,625 earned during the six-month period ended June 30, 2007. The Company’s net interest margin for the six-month periods ended June 30, 2008 and 2007 was 2.88% and 2.83%, respectively. The Company’s net interest income increased $2,291,035 (35.37%) to $8,768,338 for the three-month period ended June 30, 2008 from the $6,477,303 earned during the three-month period ended June 30, 2007. The Company’s net interest margin for the three-month periods ended June 30, 2008 and 2007 was 2.88% and 2.87%, respectively.

Average earning assets for the first six months of 2008 increased $279,254,195 (30.85%) to $1,184,596,203 from the level of $905,342,008 for the first six months of 2007. Average earning assets for the second quarter of 2008 increased $316,671,558 (34.17%) to $1,243,457,441 from the level of $926,765,883 for the second quarter of 2007. This strong growth in interest earning assets was primarily due to the growth in the loan portfolio. Total average loans for the first six months of 2008 increased $306,410,097 (43.62%) to $1,008,930,061 from the level of $702,519,964 for the first six months of 2007. Total average loans for the second quarter of 2008 increased $336,762,579 (46.29%) to $1,064,328,888 from the level of $727,566,309 for the second quarter of 2008. The Company’s expanding branch program and practice of adding an experienced commercial lender at each new branch were the primary reasons for the strong growth in the Company’s loan portfolio during these periods.
Total average investment securities for the first six months of 2008 decreased $16,444,966 (8.81%) to $170,238,233 from the level of $186,683,199 for the first six months of 2007. Total average investment securities for the second quarter of 2008 decreased $7,545,889 (4.12%) to $175,421,833 from the level of $182,967,722 for the second quarter of 2007. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipality deposits over $100,000, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $136.1 million at June 30, 2008. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $65,315,000 as additional collateral to secure public funds at June 30, 2008.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the six-month periods ended June 30, 2008 and 2007 were $5,427,909 and $16,138,845, respectively. The average balances of such short-term investments for the quarters ended June 30, 2008 and 2007 were $3,686,720 and $16,231,852, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. Average loans as a percentage of average earning assets were 85.17% for the first six months of 2008, which was a 7.57% increase over the 77.60% achieved in the first six months of 2007. Average loans as a percentage of average earning assets were 85.60% for the second quarter of 2008, which was a 7.09% increase over the 78.51% achieved in the second quarter of 2007.
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
Total average interest-bearing deposits for the first six months of 2008 were $859,867,723, an increase of $146,169,782 (20.48%) from the level of $713,697,941 for the first six months of 2007. Total average interest-bearing deposits for the second quarter of 2008 were $886,326,528, an increase of $152,523,047 (20.79%) from the level of $733,803,481 for the second quarter of 2007. This increase in deposits resulted from the Company’s aggressive branch expansion and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.

The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. The averages for securities sold under sweep repurchase agreements for the first six months of 2008 and 2007 were $41,456,629 and $27,167,840, respectively. The averages for securities sold under sweep repurchase agreements for the second quarters of 2008 and 2007 were $42,144,676 and $24,126,190, respectively. Securities sold under sweep repurchase agreements have continued to provide a stable source of funding from certain of the Company’s larger depositors. The averages for funds purchased through daily/overnight borrowing arrangements for the first six months of 2008 and 2007 totaled $36,111,465 and $8,233,472, respectively. The averages for funds purchased through daily/overnight borrowing arrangements for the second quarters of 2008 and 2007 totaled $42,123,234 and $6,142,672, respectively. Daily/overnight funds are used for short-term liquidity purposes as a less expensive alternative to the intensely competitive deposit market.
The Company also uses longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances grew $81,887,251 (315.92%) to $107,807,693 for the first six months of 2008, compared with $25,920,442 for the first six months of 2007. The average balance of Federal Home Loan Bank advances grew $104,765,934 (381.30%) to $132,241,758 for the second quarter of 2008, compared with the $27,475,824 average balance for the second quarter of 2007.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Average deposits:
Noninterest-bearing	4.80%	5.19%	4.86%	5.02%

Interest-bearing:
Transaction accounts	14.29	18.30	15.22	17.61
Savings	4.25	7.36	4.52	7.73
Time deposits of $100,000 or more	28.05	27.94	28.48	28.11
Other time deposits	29.92	34.30	30.05	34.00

Total average interest-bearing deposits	76.51	87.90	78.27	87.45

Total average deposits	81.31	93.09	83.13	92.47

Average short-term borrowings:
Sweep repurchase agreements	3.64	2.89	3.77	3.33
Daily/overnight funds purchased	3.63	0.73	3.29	1.01

Total average short-term borrowings	7.27	3.62	7.06	4.34
Average longer-term advances from Federal Home Loan Bank	11.42	3.29	9.81	3.19

	100.00%	100.00%	100.00%	100.00%

The composition of the Company’s deposit portfolio has fluctuated as new branches were added, which served to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has been difficult. Over the past two years, the Company modified its pricing strategies on its savings (reducing rates) and transaction accounts (raising rates) products, resulting in a significant shift in mix from savings to interest-bearing transaction accounts. For the first six months of 2008 and 2007, the Company’s most significant funding source has continued to be certificates of deposit, which comprised 58.53% of total average funding sources during the first six months of 2008, as compared with 62.11% during the first six months of 2007. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates. Due to the instability in the wholesale funding market, opportunity arose to take advantage of a lower cost of funds in the wholesale market compared to retail deposits. The positive result of this increase is reflected in the Company’s improved net interest margin for the first six months of 2008.
The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Second Quarter			First Six Months
		Change From 2007 to 2008 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total
Interest income:
Loans	$5,464,987	(1,900,533)	3,564,454	$10,268,804	(2,858,847)	7,409,957
Investment securities:
Taxable	(99,623)	(64,424)	(164,047)	(438,893)	22,585	(416,308)
Exempt from Federal income taxes	10,673	(10,962)	(289)	59,566	(28,191)	31,375
Short-term investments	(116,623)	(89,570)	(206,193)	(240,953)	(73,556)	(314,509)

Total interest income	5,259,414	(2,065,489)	3,193,925	9,648,524	(2,938,009)	6,710,515

Interest expense:
Interest bearing transaction accounts	129,571	(897,393)	(767,822)	458,819	(1,454,376)	(995,557)
Savings accounts	(81,447)	(191,412)	(272,859)	(182,867)	(383,673)	(566,540)
Time deposits of $100,000 or more	1,015,789	(539,745)	476,044	1,933,695	(767,287)	1,166,408
Other time deposits	662,650	(248,712)	413,938	1,221,150	(137,786)	1,083,364

Total deposits	1,726,563	(1,877,262)	(150,699)	3,430,797	(2,743,122)	687,675
Funds purchased and securities sold under repurchase agreements	402,156	(233,809)	168,347	711,365	(456,594)	254,771
Long-term borrowings	961,681	(65,872)	895,809	1,595,937	(79,205)	1,516,732

Total interest expense	3,090,400	(2,176,943)	913,457	5,738,099	(3,278,921)	2,459,178

Net interest income	$2,169,014	111,454	2,280,468	$3,910,425	340,912	4,251,337

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.
NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
During the last half of 2007 through the second quarter of 2008, the Federal Reserve Bank has lowered its Federal funds target interest rate 3.25%, in an attempt to stimulate the sluggish national economy. Such actions have caused the overall rates earned and paid by the Company to be lowered; however, not all financial instruments reprice at the same time. Floating rate loans reprice immediately, while certificates of deposit and other fixed rate instruments have a lagging effect with interest rate changes. Competition will also cause interest rates to react differently.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the six-month periods ended June 30, 2008 and 2007 was $6,739,000 and $890,000, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended June 30, 2008 and 2007 was $5,607,000 and $500,000, respectively. Net charge-offs for the six-month periods ended June 30, 2008 and 2007 totaled $3,741,590 and $453,860, respectively. Net charge-offs for the three-month periods ended June 30, 2008 and 2007 totaled $3,405,568 and $107,982, respectively. At June 30, 2008 and 2007, the reserve for possible loan losses as a percentage of net outstanding loans was 1.14% and 0.99%, respectively. During Reliance Bank’s first three years of existence (1999, 2000, and 2001), Reliance Bank was required by the Missouri Division of Finance to maintain a minimum reserve for possible loan losses of at least

1.00% of net outstanding loans. Reliance Bank, FSB has a similar requirement through the year ended December 31, 2008. Accordingly, since its inception, the Company has sought to maintain its reserve for possible loan losses at a level of approximately 1.00% to 1.10% of net outstanding loans. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 85.26% and 230.21% at June 30, 2008 and 2007, respectively. The continued softening of the real estate market has resulted in an increase in the level of nonperforming loans and a higher provision for loan losses in the first six months of 2008. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
Noninterest Income
Total noninterest income for the first six months of 2008, excluding security sale gains and losses, increased $223,702 (25.72%) to $1,093,450 from the $869,748 earned for the first six months of 2007. Total noninterest income for the second quarter of 2008, excluding security sale gains and losses, increased $124,756 (25.93%) to $605,807 from the $481,051 earned for the second quarter of 2007. The commercial real estate brokerage department earned commission income of $82,871 and $318,325 for the first six months of 2008 and 2007, respectively. The commercial real estate brokerage department earned commission income of $18,563 and $207,725 for the second quarters of 2008 and 2007, respectively. Commissions are earned by this department for arranging long-term, fixed rate commercial real estate financing for customers with institutional investors. Secondary market residential mortgage fee income was $306,294 and $217,935 for the first six months of 2008 and 2007, respectively. Secondary market residential mortgage fee income was $217,935 and $65,826 for the second quarters of 2008 and 2007, respectively. These secondary market originators make long-term, fixed rate residential loans which are then sold into the secondary market. The company was a relatively new entrant into the secondary mortgage market, having just ramped up this business in 2007. Even with the softening of the real estate market, the secondary market has continued to remain relatively strong, but only at certain price points. Service charges on deposit accounts increased $131,914 (54.72%) to $372,997 for the six-month period ended June 30, 2008 from $241,083 for the six-month period ended June 30, 2007, due to the increased level of customer deposits and the fees generated by the Banks’ overdraft privilege programs. During the first six months of 2008, the Company also sold $22.4 million of available-for-sale investment securities for a net gain of $312,133. From time to time, the Company will sell its available-for-sale investment securities for short-term liquidity purposes or longer-term asset/liability management reasons. See further discussion below in the sections entitled “Risk Management” and “Liquidity and Capital Resources.”
Noninterest Expense
Noninterest expense increased $4,575,104 (44.53%) for the first six months of 2008 to $14,850,014 from the $10,274,910 incurred during the first six months of 2007. Noninterest expense increased $2,471,565 (46.64%) for the second quarter of 2008 to $7,770,425 from the $5,298,860 incurred during the second quarter of 2007. Most of the categories of noninterest expense increased due to the addition of six new branches and two LPOs during 2007 and 2008. The largest single component of the increase in noninterest expense for the first quarter of 2008 was the category of salaries and employee benefits. Total personnel costs increased $2,400,618 (39.96%) for the first six months of 2008 to $8,408,544 from the $6,007,926 of personnel costs incurred for the first six months of 2007. Total personnel costs increased $1,241,712 (41.13%) for the second quarter of 2008 to $4,260,926 from the $3,019,214 of personnel costs incurred for the second quarter of 2007. The Company’s branch expansion program includes the hiring of personnel in each location with strong banking skills, including a seasoned commercial lender in each location. Due to the slowing economy, the Company has placed the opening of any new branches on hold. The Company had planned to open three additional branches in Florida in 2008.
The increased number of branches resulted in a growing level of occupancy and equipment expenses (including leases for temporary facilities during construction) during the first six months and second quarter of 2008 compared with the first six months and second quarter of 2007. Total occupancy and equipment expenses increased $586,663 (37.22%) to $2,163,092 for the first six months of 2008 from the $1,576,429 incurred in the first six months of 2007. Total occupancy and equipment expenses increased $324,461 (42.06%) to $1,095,976 for the second quarter of 2008 from the $771,515 incurred in the second quarter of 2007.

Total data processing expenses for the first six months of 2008 increased $229,946 (35.07%) to $885,558, as compared with the $655,612 of expenses incurred for the first six months of 2007. Total data processing expenses for the second quarter of 2008 increased $108,663 (32.47%) to $443,279, as compared with the $334,616 of expenses incurred for the second quarter of 2007. The increased number of customer accounts and additional new products offered has resulted in this increase in data processing expenses.
Total advertising expenses for the first six months of 2008 increased $201,625 (67.22%) to $501,581, as compared with the $299,956 of expenses incurred for the first six months of 2007. Total advertising expenses for the second quarter of 2008 increased $143,222 (97.11%) to $290,711, as compared with the $147,489 of expenses incurred for the second quarter of 2007. The increase is primarily related to the Company’s new branding and entry into the television media market.
Total professional fees increased $121,047 (53.55%) for the first six months of 2008 to $347,092 from the $226,045 incurred for the first six months of 2007. Total professional fees increased $69,286 (59.27%) for the second quarter of 2008 to $186,188 from the $116,902 incurred for the second quarter of 2007. Increased professional and legal costs relating to the Company’s nonperforming loans and charge-offs has contributed to this increase.
Other noninterest expenses increased $1,037,899 (82.78%) to $2,291,656 for the first six months of 2008, from the $1,253,757 incurred for the first six months of 2007. Other noninterest expenses increased $570,384 (72.12%) to $1,361,228 for the second quarter of 2008, from the $790,844 incurred for the second quarter of 2007. The increase during these periods is primarily due to (a) increased expenses relating to the operations of the Company’s expanding branch network, (b) additional costs incurred with its nonperforming assets, (c) an additional write-down on the value of Florida properties in the Company’s other real estate owned asset of $189,050, and (d) an additional $94,852 of Federal Deposit Insurance Corporation’s (“FDIC”) assessments in 2008. These assessments are based on the Banks net assets and have increased substantially on an industry-wide basis with the FDIC’s new assessment methodologies implemented in 2007.
Income Taxes
Applicable income tax (benefits) expenses totaled $(1,465,510) and $557,190 for the six-month periods ended June 30, 2008 and 2007, respectively. The effective tax rates for the six-month periods ended June 30, 2008 and 2007 were 41.56% and 26.69%, respectively. Applicable income tax (benefits) expenses totaled $(1,514,610) and $317,624 for the three-month periods ended June 30, 2008 and 2007, respectively. The effective tax rates for the three-month periods ended June 30, 2008 and 2007 were 38.98% and 27.56%, respectively. The change in effective tax rates was primarily influenced by the level of tax-exempt interest income earned in each period.
Financial Condition
Total assets of the Company grew $226,322,444 (19.92%) in the first six months of 2008 to $1,362,474,866 at June 30, 2008, from the level of $1,136,152,422 at December 31, 2007. This growth resulted from the Company’s continued emphasis on increasing its market share of loans and deposits with its branch expansion program, establishment of LPOs in the Houston and Phoenix markets, a strong capital base, and competitive pricing of banking products.
Total deposits of the Company grew $137,825,555 (16.51%) in the first six months of 2008 to $972,402,004 at June 30, 2008, from the level of $834,576,449 at December 31, 2007. This growth in deposits resulted from the Company’s branch expansion program and competitive pricing on deposit products.
Short-term borrowings at June 30, 2008 increased $16,163,654 (18.30%) to $104,488,569 from the level of $88,324,915 at December 31, 2007, to meet the Company’s liquidity needs. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Longer-term borrowings have increased significantly during the first six months of 2008. At June 30, 2008, total longer-term advances from the Federal Home Loan Bank were $142,000,000, as compared with $68,000,000 at December 31, 2007. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets. Due to the instability in the wholesale funding market, opportunity arose to take advantage of a lower cost of funds in the wholesale market compared to retail deposits. The positive result of this increase is reflected in the Company’s improved net interest margin for the first six months of 2008.

Total loans increased $203,619,603 (22.33%) in the first six months of 2008 to $1,115,579,839 at June 30, 2008, from the level of $911,960,236 at December 31, 2007. Company management has emphasized the need to grow the loan portfolio to improve the Company’s net interest margin, without, however, sacrificing the quality of the Company’s assets. This emphasis is supported by the inclusion of a seasoned commercial lending officer at each of the Banks’ branches.
Investment securities, all of which are maintained as available-for-sale, increased $7,645,449 (4.67%) in the first six months of 2008 to $171,290,667 at June 30, 2008, from the level of $163,645,218 at December 31, 2007. The Company’s investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company’s loan portfolio, as described above. A flat yield curve has provided less attractive rates for investment in longer term investments.
The capitalization of the Company has remained extremely strong since its initial capitalization in 1998. Total capital at June 30, 2008 was $136,009,815, which computes to a capital-to-asset percentage of 9.98%. Since its inception, the Company has had 13 separate private placement offerings of its Common Stock to accredited investors.

The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Six Months Ended June 30, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,008,930,061	81.05%	$32,826,481	6.54%
Investment securities:
Taxable	131,780,677	10.59	3,169,999	4.84
Exempt from Federal income taxes (3)	38,457,556	3.09	1,062,115	5.55
Short-term investments	5,427,909	0.44	115,858	4.29

Total earning assets	1,184,596,203	95.17	37,174,453	6.31

Nonearning assets:
Cash and due from banks	9,890,901	0.79
Reserve for possible loan losses	(10,554,237)	(0.85)
Premises and equipment	43,549,605	3.50
Other assets	15,653,828	1.26
Available-for-sale investment market valuation	1,645,594	0.13

Total nonearning assets	60,185,691	4.83

Total assets	$1,244,781,894	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$167,239,677	13.44%	2,152,738	2.59%
Savings	49,651,000	3.99	439,561	1.78
Time deposits of $100,000 or more	312,876,127	25.14	6,951,647	4.47
Other time deposits	330,100,919	26.52	7,491,785	4.56

Total interest-bearing deposits	859,867,723	69.09	17,035,731	3.98
Long-term borrowings	107,807,693	8.66	2,087,653	3.89
Funds purchased and securities sold under repurchase agreements	77,568,094	6.23	1,109,089	2.88

Total interest-bearing liabilities	1,045,243,510	83.98	20,232,473	3.89

Noninterest-bearing deposits	53,298,058	4.28
Other liabilities	5,647,352	0.45

Total liabilities	1,104,188,920	88.71
STOCKHOLDERS’ EQUITY	140,592,974	11.29

Total liabilities and stockholders’ equity	$1,244,781,894	100.00%

Net interest income			$16,941,980

Net yield on earning assets				2.88%

(continued)

	Six Months Ended June 30, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$702,519,964	73.82%	$25,416,524	7.30%
Investment securities:
Taxable	150,268,395	15.79	3,586,307	4.81
Exempt from Federal income taxes (3)	36,414,804	3.82	1,030,740	5.71
Short-term investments	16,138,845	1.70	430,367	5.38

Total earning assets	905,342,008	95.13	30,463,938	6.79

Nonearning assets:
Cash and due from banks	9,341,561	0.98
Reserve for possible loan losses	(7,244,794)	(0.76)
Premises and equipment	34,176,489	3.59
Other assets	10,749,194	1.13
Available-for-sale investment market valuation	(639,830)	(0.07)

Total nonearning assets	46,382,620	4.87

Total assets	$951,724,628	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$143,733,509	15.10%	3,148,295	4.42%
Savings	63,100,723	6.63	1,006,101	3.22
Time deposits of $100,000 or more	229,386,309	24.10	5,785,239	5.09
Other time deposits	277,477,400	29.16	6,408,421	4.66

Total interest-bearing deposits	713,697,941	74.99	16,348,056	4.62
Long-term borrowings	25,920,442	2.72	570,921	4.44
Funds purchased and securities sold under repurchase agreements	35,401,312	3.72	854,318	4.87

Total interest-bearing liabilities	775,019,695	81.43	17,773,295	4.62

Noninterest-bearing deposits	40,971,093	4.30
Other liabilities	6,119,968	0.65

Total liabilities	822,110,756	86.38
STOCKHOLDERS’ EQUITY	129,613,872	13.62

Total liabilities and stockholders’ equity	$951,724,628	100.00%

Net interest income			$12,690,643

Net yield on earning assets				2.83%

(continued)

	Quarter Ended June 30, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,064,328,888	81.56%	$16,802,480	6.35%
Investment securities:
Taxable	137,252,206	10.52	1,595,361	4.67
Exempt from Federal income taxes (3)	38,169,627	2.92	531,173	5.60
Short-term investments	3,686,720	0.28	20,904	2.28

Total earning assets	1,243,437,441	95.28	18,949,918	6.13

Nonearning assets:
Cash and due from banks	9,398,280	0.72
Reserve for possible loan losses	(11,221,086)	(0.86)
Premises and equipment	43,504,994	3.33
Other assets	18,418,390	1.41
Available-for-sale investment market valuation	1,490,376	0.12

Total nonearning assets	61,590,954	4.72

Total assets	$1,305,028,395	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$165,553,560	12.69%	910,851	2.21%
Savings	49,241,231	3.77	203,207	1.66
Time deposits of $100,000 or more	324,946,233	24.90	3,423,397	4.24
Other time deposits	346,585,504	26.56	3,766,121	4.37

Total interest-bearing deposits	886,326,528	67.92	8,303,576	3.77
Long-term borrowings	132,241,758	10.13	1,202,776	3.66
Funds purchased and securities sold under repurchase agreements	84,267,910	6.46	529,816	2.53

Total interest-bearing liabilities	1,102,836,196	84.51	10,036,168	3.66

Noninterest-bearing deposits	55,586,147	4.26
Other liabilities	5,946,070	0.45

Total liabilities	1,164,368,413	89.22
STOCKHOLDERS’ EQUITY	140,659,982	10.78

Total liabilities and stockholders’ equity	$1,305,028,395	100.00%

Net interest income			$8,913,750

Net yield on earning assets				2.88%

(continued)

	Quarter Ended June 30, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$727,566,309	74.46%	$13,238,026	7.30%
Investment securities:
Taxable	145,608,911	14.90	1,759,408	4.85
Exempt from Federal income taxes (3)	37,358,811	3.82	531,462	5.71
Short-term investments	16,231,852	1.67	227,097	5.61

Total earning assets	926,765,883	94.85	15,755,993	6.82

Nonearning assets:
Cash and due from banks	10,272,180	1.05
Reserve for possible loan losses	(7,298,780)	(0.75)
Premises and equipment	36,678,712	3.75
Other assets	11,226,530	1.16
Available-for-sale investment market valuation	(551,573)	(0.06)

Total nonearning assets	50,327,069	5.15

Total assets	$977,092,952	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$152,796,104	15.64%	1,678,673	4.41%
Savings	61,427,645	6.29	476,066	3.11
Time deposits of $100,000 or more	233,228,282	23.87	2,947,353	5.07
Other time deposits	286,351,450	29.31	3,352,183	4.70

Total interest-bearing deposits	733,803,481	75.11	8,454,275	4.62
Long-term borrowings	27,475,824	2.80	306,967	4.48
Funds purchased and securities sold under repurchase agreements	30,268,862	3.10	361,469	4.79

Total interest-bearing liabilities	791,548,167	81.01	9,122,711	4.62

Noninterest-bearing deposits	43,346,751	4.43
Other liabilities	6,617,783	0.68

Total liabilities	841,512,701	86.12
STOCKHOLDERS’ EQUITY	135,580,251	13.88

Total liabilities and stockholders’ equity	$977,092,952	100.00%

Net interest income			$6,633,282

Net yield on earning assets				2.87%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K, which was filed March 28, 2008.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
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
Prior to 2007, the Company’s banking subsidiaries had incurred a minimal level of charge-offs, when compared with the volume of loans generated; however, during 2007, the Banks net charge-offs increased significantly, to $602,520, and have continued to increase in 2008. Net charge-offs for the first six months of 2008 were $3,741,590, compared to $453,860 for the first six months of 2007. Net charge-offs for the second quarter of 2008 were $3,405,578, compared to $107,982 for the second quarter of 2007. The Company’s banking subsidiaries had no loans to any foreign countries at June 30, 2008 and 2007, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies. Additionally, the Company had no other interest-earning assets which were considered to be risk-element assets at June 30, 2008 and 2007.
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
The softening of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s non-performing assets of $20,771,180 (423.33%) to $25,677,759 at June 30, 2008 from $4,906,579 at June 30, 2007. At June 30, 2008 and 2007, nonperforming loans totaled $14,875,443 and $3,274,000, respectively, comprised of nonaccrual loans of $14,313,703 and $3,274,000, respectively, and loans 90 days delinquent and still accruing interest of $561,739 and $0, respectively.
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
At June 30, 2008, nonperforming loans had actually decreased $2,872,167 to $14,875,443, from $17,747,610 at December 31, 2007, the largest components of which were primarily comprised of the following loan relationships:

•	Loans totaling approximately $5.6 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. These loans are secured by commercial real estate properties in southwestern Florida for which the values have continued to decline. During the quarter ended June 30, 2008, the Company wrote down these loans to liquidation value by charging the reserve for possible loan losses in the amount of $2,403,173 and transferring $3,108,000 to other real estate owned. One property with a value of $232,000 remained in foreclosure at June 30, 2008.

•	Approximately $1.7 million of loans categorized as “restructured debt” were carried as nonperforming loans during the quarter ended June 30, 2008. These loans are collateralized by three single family residences located in southwestern Florida. During the quarter ended June 30, 2008, the Company wrote down the value of these loans to 90% of appraised value by charging the reserve for possible loan losses in the amount of $560,908, based on current appraisals of the properties. The Company is working with the borrower to move these properties as quickly as possible.

•	A loan totaling $6.4 million representing a participation purchased is in the process of foreclosure. The loan is collateralized by a construction condominium development in southwestern Florida. Based on an internal review of the costs and status of the development, the Company has allocated $1,547,000 of the reserve for possible loan losses for this loan relationship; which represents approximately twenty-five percent of the principal balance.

•	During the quarter ended March 31, 2008, the Company accepted a deed in lieu of foreclosure from a southwestern Florida home builder to settle loans outstanding. As part of this transaction, $667,000 was transferred to other real estate owned and a charge-off to the reserve for loan losses was taken in the amount of $211,000. Property transferred to other real estate owned included three single family residences and eight residential lots, all located in southwestern Florida. During the quarter ended June 30, 2008, the Company wrote down the value of these properties to 90% of appraised value resulting in an $189,050 charge to operations.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $10,802,316 and $1,632,579 at June 30, 2008 and 2007, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest.
During this period of a softening real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers, and has often had to offer a lower interest rate on such loans to maintain the quality of the loan portfolio. Given the collateral margins maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at June 30, 2008; however, should the residential real estate market continue to soften, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
Potential Problem Loans
As of June 30, 2008, the Company had 13 loans with a total principal balance of $6,442,536 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.

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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $32,793,509 at June 30, 2008.
At June 30, 2008 and 2007, the reserve for possible loan losses was $12,682,420 and $7,537,171, respectively, or 1.14% and 0.99% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the six-month periods ended June 30, 2008 and 2007. Bank management believes that the diligent underwriting process implemented at the Company’s inception and consistently applied throughout the Company’s existence will allow for continued maintenance of adequate asset quality; however, the continued softening of the real estate market, particularly in Florida, has continued to challenge the Company.

	Six-Month Periods
	Ended June 30,
(in thousands of dollars)	2008	2007
Average loans outstanding	$1,008,930	$702,520

Reserve at beginning of year	$9,685	$7,101
Provision for possible loan losses	6,739	890

	16,424	7,991

Charge-offs:
Commercial loans:
Real estate	(2,466)	(317)
Other	(30)	(36)
Real estate:
Construction	(212)	—
Residential	(1,016)	(124)
Consumer	(19)	(1)
Overdrafts	(17)	(14)

Total charge-offs	(3,760)	(492)

Recoveries:
Commercial loans:
Real estate	—	8
Other	9	17
Real estate:
Construction	—	—
Residential	—	12
Consumer	3	—
Overdrafts	6	1

Total recoveries	18	38

Reserve at end of period	$12,682	$7,537

Net charge-offs to average loans	0.37%	0.06%

Ending reserve to net outstanding loans at end of period	1.14%	0.99%

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
The Company has been in existence since 1999 and, while significant loan growth has been achieved, the Company has not yet been around long enough to have a historical base of charge-off data to fine-tune the unallocated reserve estimate. Accordingly, the Company has used benchmarks from other similar institutions. The unallocated reserve is based on factors that cannot necessarily be associated with a specific loan or loan category. Management focuses on the following factors and conditions:
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
While the Company has no significant specific industry concentration risk, analysis showed that over 90% of the loan portfolio was dependent on real estate collateral at June 30, 2008, including commercial real estate, residential real estate, and construction and land development loans. The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.
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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $171,290,667 at June 30, 2008, of which approximately $136,098,167 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
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
As of June 30, 2008, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at June 30, 2008 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Consolidated	$148,607	11.64%	$102,172	>8.0%	$	N/A	N/A
Reliance Bank	116,829	9.80%	95,328	>8.0%		119,160	>10.0%
Reliance Bank, FSB	23,452	25.83%	7,264	>8.0%		9,080	>10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$135,925	10.64%	$51,086	>4.0%	$	N/A	N/A
Reliance Bank	105,381	8.84%	47,664	>4.0%		71,496	>6.0%
Reliance Bank, FSB	22,674	24.97%	3,632	>4.0%		5,448	>6.0%
Tier 1 capital (to average assets)
Consolidated	$135,925	10.43%	$52,112	>4.0%	$	N/A	N/A
Reliance Bank	105,381	8.68%	48,570	>4.0%		60,712	>5.0%
Reliance Bank, FSB	22,674	23.69%	3,828	>4.0%		4,785	>5.0%
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

	Total	Tier 1	Tier 1
	Risk-Based	Risk-Based	Leverage
	Ratio	Ratio	Ratio
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	<8	<4	<4
Significantly undercapitalized	<6	<3	<3
Critically undercapitalized	*	*	*

*	A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less.
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At June 30, 2008, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
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
The required contractual obligations and other commitments at June 30, 2008 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$6,885,366	$305,089	$2,369,368	$4,210,908
Time deposits	696,683,245	557,518,138	105,620,506	33,544,601
Federal Home Loan Bank borrowings	142,000,000	13,000,000	59,000,000	70,000,000
Commitments to extend credit	326,451,351	85,571,325	145,849,114	95,030,912
Standby letters of credit	26,404,905	17,613,658	8,491,247	300,000
Accounting Pronouncements
Several accounting rule changes that will or have gone into effect recently, as promulgated by the Financial Accounting Standards Board (the “FASB”), will have an effect on the Company’s financial reporting process. These accounting rule changes, issued in the form of Financial Accounting Standards (“FAS”) or Interpretations include the following:
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
Investments in Available-For-Sale Debt Securities - Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category. The table below presents the balances of available-for sale debt securities measured at fair value on a recurring basis:

Obligations of U.S. Government agencies and corporations	$51,512,730
Obligations of state and political subdivisions	38,705,470
Other debt securities	6,469,439
Mortgage-backed securities	64,330,151

$161,017,790

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At June 30, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at June 30, 2008 was $14,875,443.
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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of June 30, 2008, individually and cumulatively, through various time horizons:

	Remaining Maturity if Fixed Rate;
	Earliest Possible Repricing Interval if Floating Rate
	3		Over 3		Over 1
	months		months		year
	or		through		through		Over
	less		12 months		5 years		5 years		Total
Interest-earning assets
Loans	$370,832,199		$120,506,440		$557,991,728		$66,249,471		$1,115,579,838
Investment securities, at amortized cost	21,386,165		22,605,390		95,647,845		33,508,101		173,147,501
Other interest-earning assets	397,033		—		—		—		397,033

Total interest-earning assets	$392,615,397		$143,111,830		$653,639,573		$99,757,572		$1,289,124,372

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$216,097,473		$12,727		$—		$—		$216,110,200
Time certificates of deposit of $100,00 or more	116,030,777		181,828,787		37,161,200		—		335,020,764
All other time deposits	70,271,189		189,387,384		68,459,306		33,544,601		361,662,480
Nondeposit interest-bearing liabilities	86,372,961		31,115,609		59,000,000		70,000,000		246,488,570

Total interest-bearing liabilities	$488,772,400		$402,344,507		$164,620,506		$103,544,601		$1,159,282,014

Gap by period	$(96,157,003)		$(259,232,677)		$489,019,067		$(3,787,029)		$129,842,358

Cumulative gap	$(96,157,003)		$(355,389,680)		$133,629,387		$129,842,358		$129,842,358

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.80	x	0.36	x	3.97	x	0.96	x	1.11	x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.80	x	0.60	x	1.13	x	1.11	x	1.11	x

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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at June 30, 2008 indicate that the Company’s fair market value of equity would increase 7.2%, 13.4%, and 24.1%, from an immediate and sustained parallel decrease in interest rates of 100, 200, and 300 basis points, respectively, and decrease 24.6%, 16.6%, and 8.4%, from a corresponding increase in interest rates of 100, 200, and 300 basis points, respectively.
Part I — Item 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2008.
Changes in Internal Control Over Financial Reporting
There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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

Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
From April 1, 2008 through June 30, 2008, we issued the following 2,296 shares of our Class A Common Stock upon the exercise of options to purchase such Common Stock granted to certain executive and non-executive employees under various stock option plans and exempt from registration pursuant to Rule 505 promulgated under the Securities Act of 1933, as amended (the “Act”).

	Number of Shares
Date	Issued Upon Exercise	Exercise Price	Proceeds
April 29, 2008	2,296	$6.5625	$15,068
The table below contains information regarding the grant of options to purchase the Company’s Common Stock to directors, officers and employees of the Company and its subsidiaries, generally pursuant to the Company’s Incentive and Non-Qualified Stock Option Plans during the quarter ended June 30, 2008. The grants of such options were exempt from registration pursuant to Rule 505 promulgated under the Act.

	Number of	Exercise
Date	Options	Price	Date Exercisable	Expiration Date
May 7, 2008	1,000 Incentive	$9.23	May 7, 2009-333;	November 16,
	Stock Options		May 7, 2010-333;	2015
			May 7, 2011-334

May 7, 2008	9,500 Non-Qualified	$9.23	May 7, 2009-4,750;	November 16,
	Stock Options		May, 2010-4,750	2015

June 17, 2008	1,500 Non-	$9.75	June 17, 2009-750;	November 16,
	Qualified Stock		June 17, 2011-750	2015
	Options
On April 1, 2008, the Company sold 4,409 shares of our Common Stock to officers and employees of the Company and our subsidiaries pursuant to our Employee Stock Purchase Plan pursuant to Rule 505 under the Act. Shares were sold at $8.493 per share, which was 85% of the closing sales price on March 31, 2008, totalling $37,446 in proceeds.
Part II — Item 3 — Defaults Upon Senior Securities
None.
Part II — Item 4 — Submission of Matters to a Vote of Security Holders
The Tenth Annual Meeting of Shareholders of Reliance Bancshares, Inc. was held on Wednesday, May 7, 2008, pursuant to the call of the Board of Directors. Notice of said meeting was sent to all shareholders by United States mail as provided by Section 3.04 of the Bylaws on April 8, 2008. Proxies were solicited, and 17,319,354 shares (83.8%) out of a total of 20,668,272 shares of Class A Common Stock, $0.25 par value, entitled to vote as of the record date of March 31, 2008 were represented in person or by proxy.
The results of the voting on each proposal submitted at the meeting are as follows:

PROPOSAL NO. 1: ELECTION OF DIRECTORS
For the election of four Class III directors for terms of three years and one Class I director for a term of one year, or until their successors shall be duly elected and qualified at the annual meeting of shareholders, as indicated below:
Class III — Robert M. Cox, Jr., Barry D. Koenemann, Gary R. Parker and Jerry S. Von Rohr to serve three (3) years or until the annual meeting in 2011.
Class I — William P. Stiritz to serve one (1) year or until the annual meeting in 2009.
The following persons were elected to the terms as directors of the Company indicated below:

	Votes	Votes
Name	For	Withheld Authority	Class	Term
Robert M. Cox, Jr.	17,270,905	48,449	III	2011

Barry D. Koenemann	17,270,905	48,449	III	2011

Gary R. Parker	17,270,905	48,449	III	2011

William P. Stiritz	17,270,905	48,449	I	2009

Jerry S. Von Rohr	17,270,905	48,449	III	2011
The following persons were previously elected for terms extending beyond 2008, and continue as directors of the Company as indicated below:

Name	Class	Term
Ralph W. Casazzone	I	2009

Richard M. Demko	I	2009

Patrick R. Gideon	I	2009

Fortis M. Lawder	II	2010

Earl G. Lindenberg	II	2010

John J. Moller*	II	2010

James E. SanFilippo	II	2010

*	John J. Moeller resigned as director of the Company on June 17, 2008, see further discussion of this matter in the section below entitled “Part II — Item 5 — Other Information (a).”
PROPOSAL NO. 2: INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For the appointment of Cummings, Ristau & Associates, P.C. as the Company’s and its subsidiaries independent public accountants for the fiscal year ending December 31, 2008:

	For	Against	Abstain
Appointment of Cummings, Ristau & Associates, P.C.	17,251,009	65,565	2,780
Part II — Item 5 — Other Information
(a)	On June 17, 2008, John J. Moller resigned as a member of the Board of Directors of the Company, and as a member of all committees of the Board of Directors of the Company in which Mr. Moller had been appointed to serve. The Board of Directors of the Company received and accepted the resignation of Director John J. Moller on June 17, 2008. Mr. Moller resigned for personal reasons and there was no disagreement or dispute between Mr. Moller and the Company which led to his resignation.

(b)	None.

Part II — Item 6 — Exhibits

Exhibit
Number	Description

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
Chief Executive Officer

By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Chief Financial Officer

Date: August 8, 2008