Form 10-Q
period 2008-09-30
Reliance Bancshares, Inc.
filed 2008-11-07
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-52588
RELIANCE BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri	43-1823071
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10401 Clayton Road Frontenac, Missouri (Address of Principal Executive Offices)	63131 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 31, 2008, the Registrant had 20,770,781 shares of outstanding Class A common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2008 and 2007 and December 31, 2007

	September 30,		December 31,
	2008	2007	2007
ASSETS
Cash and due from banks	$12,717,479	10,836,678	13,170,564
Interest-earning deposits in other financial institutions	2,041,867	98,598	89,876
Federal funds sold	—	39,000	30,000
Investments in available-for-sale debt and equity securities, at fair value	178,331,285	172,829,382	163,645,218
Loans	1,225,166,080	839,091,832	911,960,236
Less - Deferred loan fees/costs	(893,553)	(269,909)	(222,226)
Reserve for possible loan losses	(12,398,957)	(8,890,557)	(9,685,011)

Net loans	1,211,873,570	829,931,366	902,052,999

Premises and equipment, net	44,491,084	41,032,014	42,931,925
Accrued interest receivable	5,442,661	5,179,664	4,959,629
Identifiable intangible assets, net of accumulated amortization of $86,869, $70,581 and $74,653 at September 30, 2008 and 2007, and December 31, 2007, respectively	157,450	173,738	169,666
Goodwill	1,149,192	1,149,192	1,149,192
Other real estate	11,653,385	1,612,286	4,937,285
Other assets	8,271,407	3,137,029	3,016,068

	$1,476,129,380	1,066,018,947	1,136,152,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$54,401,841	46,139,342	53,441,589
Interest-bearing	1,042,132,382	753,325,445	781,134,860

Total deposits	1,096,534,223	799,464,787	834,576,449
Short-term borrowings	86,214,611	72,320,906	88,324,915
Notes payable to Federal Home Loan Bank	149,000,000	50,000,000	68,000,000
Accrued interest payable	4,239,781	3,122,877	3,656,113
Other liabilities	3,581,183	2,451,928	1,703,972

Total liabilities	1,339,569,798	927,360,498	996,261,449

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized	—	—	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,770,781, 20,660,116, and 20,682,075 shares issued and outstanding at September 30, 2008 and 2007, and December 31, 2007, respectively	5,192,695	5,165,029	5,170,519
Surplus	124,315,888	123,258,544	123,329,517
Retained earnings	9,772,943	10,561,804	10,982,306
Treasury stock, at cost - 76,948 and 9,396 shares at September 30, 2008 and 2007, respectively	(964,488)	(112,752)	—
Accumulated other comprehensive income — net unrealized holding (losses) gains on available-for-sale debt securities	(1,757,456)	(214,176)	408,631

Total stockholders’ equity	136,559,582	138,658,449	139,890,973

	$1,476,129,380	1,066,018,947	1,136,152,422

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$18,669,323	14,451,420	51,484,539	39,854,890
Interest and dividends on debt and equity securities:
Taxable	1,636,351	1,636,356	4,806,351	5,222,663
Exempt from Federal income taxes	387,887	392,948	1,176,754	1,135,724
Interest on short-term investments	51,471	34,568	162,797	464,935

Total interest income	20,745,032	16,515,292	57,630,441	46,678,212

Interest expense:
Interest on deposits	8,662,923	8,536,764	25,694,396	24,884,820
Interest on short-term borrowings	571,906	751,558	1,680,996	1,605,876
Interest on notes payable to Federal Home Loan Bank	1,375,939	486,992	3,463,592	1,057,913

Total interest expense	10,610,768	9,775,314	30,838,984	27,548,609

Net interest income	10,134,264	6,739,978	26,791,457	19,129,603
Provision for possible loan losses	1,800,000	1,515,000	8,539,000	2,405,000

Net interest income after provision for possible loan losses	8,334,264	5,224,978	18,252,457	16,724,603

Noninterest income:
Service charges on deposit accounts	209,682	120,743	582,678	361,826
Net gains (losses) on sale of debt and equity securities	117	—	312,250	(7,026)
Other noninterest income	374,521	292,871	1,095,250	921,536

Total noninterest income	584,320	413,614	1,990,178	1,276,336

Noninterest expense:
Salaries and employee benefits	4,219,635	3,258,328	12,628,179	9,266,254
Occupancy and equipment expense	1,212,522	827,839	3,375,614	2,404,268
Postage, printing and supplies	113,098	120,988	357,444	368,029
Professional fees	124,152	121,126	471,245	347,171
Data processing	473,512	393,291	1,359,070	1,048,903
Advertising	289,770	194,365	791,351	494,321
Amortization of identifiable intangible assets	4,072	4,072	12,216	12,216
Other noninterest expenses	1,364,110	627,251	3,655,767	1,881,008

Total noninterest expense	7,800,871	5,547,260	22,650,886	15,822,170

Income (loss) before applicable income taxes	1,117,713	91,332	(2,408,251)	2,178,769
Applicable income tax (benefit) expense	266,621	(72,866)	(1,198,888)	484,324

Net income (loss)	$851,092	164,198	(1,209,363)	1,694,445

Per share amounts:
Basic earnings (loss) per share	$0.04	0.01	(0.06)	0.08
Basic weighted average shares outstanding	20,687,321	20,654,884	20,656,388	20,238,722
Diluted earnings (loss) per share	$0.04	0.01	(0.06)	0.08
Diluted weighted average shares outstanding	20,920,384	21,704,099	21,048,143	21,224,967
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Nine Months Ended September 30, 2008 and 2007

	2008	2007
Net income (loss)	$(1,209,363)	1,694,445

Other comprehensive income (loss) before tax:

Net unrealized gains (losses) on available-for-sale securities	(3,594,200)	131,929

Reclassification adjustment for losses (gains) included in net income	(312,250)	7,026

Other comprehensive income (loss) before tax	(3,281,950)	138,955

Income tax related to items of other comprehensive income (loss)	(1,115,863)	47,245

Other comprehensive income (loss), net of tax	(2,166,087)	91,710

Total comprehensive income (loss)	$(3,375,450)	1,786,155

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2008 and 2007

					Accumulated	Total
					other	stock-
	Common		Retained	Treasury	comprehensive	holders’
	stock	Surplus	earnings	stock	income	equity
Balance at December 31, 2006	$4,892,812	110,042,307	8,867,359	—	(305,886)	123,496,592
Net income	—	—	1,694,445	—	—	1,694,445
Issuance of 1,071,973 shares of common stock (91,100 shares from treasury)	245,218	12,282,983	—	966,600	—	13,494,801
Stock options exercised - 100,000 shares	25,000	563,313	—	—	—	588,313
Treasury stock purchased - 104,128 shares	—	—	—	(1,123,461)	—	(1,123,461)
Issuance of 10,827 shares of common stock (3,632 shares from treasury) in connection with Employee Stock Purchase Plan	1,799	83,503	—	44,109	—	129,411
800 shares of common stock awarded to directors	200	9,800	—	—	—	10,000
Stock issuance costs	—	(28,759)	—	—	—	(28,759)
Stock option expense	—	305,397	—	—	—	305,397
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	91,710	91,710

Balance at September 30, 2007	$5,165,029	123,258,544	10,561,804	(112,752)	(214,176)	138,658,449

Balance at December 31, 2007	$5,170,519	123,329,517	10,982,306	—	408,631	139,890,973
Net loss	—	—	(1,209,363)	—	—	(1,209,363)
Issuance of 9,615 shares of common stock from treasury	—	(34,892)	—	115,380	—	80,488
Stock options exercised - 101,000 shares (12,296 from treasury)	22,176	519,657	—	147,552	—	689,385
Treasury stock purchased - 105,324 shares	—	—	—	(1,305,000)	—	(1,305,000)
Issuance of 2,565 shares of common stock from treasury as partial payment for certain operating leases	—	(5,771)	—	30,780	—	25,009
1,400 shares of common stock from treasury awarded to directors	—	(3,449)	—	16,800	—	13,351
Stock option expense	—	421,946	—	—	—	421,946
Amortization of restricted stock	—	88,880	—	30,000	—	118,880
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	(2,166,087)	(2,166,087)

Balance at September 30, 2008	$5,192,695	124,315,888	9,772,943	(964,488)	(1,757,456)	136,559,582

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,209,363)	1,694,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,592,243	1,130,140
Provision for possible loan losses	8,539,000	2,405,000
Capitalized interest expense on construction	(85,984)	(439,669)
Stock option compensation cost	421,946	305,397
Common stock awarded to directors	13,351	10,000
Amortization of restricted stock expense	118,880	—
Losses on sale of other real estate	38,525	10,389
Net (gains) losses on sale of debt and equity securities	(312,250)	7,026
Increase in accrued interest receivable	(483,032)	(767,334)
Increase in accrued interest payable	583,668	383,735
Mortgage loans originated for sale in secondary market	(18,076,916)	(6,915,625)
Mortgage loans sold in secondary market	17,087,483	6,692,500
Other operating activities, net	425,966	375,890

Net cash provided by operating activities	8,653,517	4,891,894

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(90,282,122)	(9,952,158)
Proceeds from maturities and calls of available-for-sale debt securities	45,513,113	24,712,652
Proceeds from sales of available-for-sale debt securities	27,252,250	4,547,333
Net increase in loans	(325,613,463)	(175,998,335)
Proceeds from sale of other real estate owned	1,141,834	3,681,227
Construction expenditures to finish other real estate	(48,525)	—
Purchase of bank premises and equipment	(5,565,726)	(10,929,789)
Proceeds from sale of bank premises and equipment	105,685	60,799

Net cash used in investing activities	(347,496,954)	(163,878,271)

Cash flows from financing activities:
Net increase in deposits	261,957,774	120,867,782
(Decrease) increase in short-term borrowings	(2,110,304)	1,858,385
Proceeds from notes payable to Federal Home Loan Bank	93,000,000	30,000,000
Payments of notes payable to Federal Home Loan Bank	(12,000,000)	(4,300,000)
Purchase of treasury stock	(1,305,000)	(1,123,461)
Stock options exercised	689,385	588,313
Issuance of common stock	80,488	13,624,212
Payment of stock issuance costs	—	(28,759)

Net cash provided by financing activities	340,312,343	161,486,472

Net increase in cash and cash equivalents	1,468,906	2,500,095
Cash and cash equivalents at beginning of period	13,290,440	8,474,181

Cash and cash equivalents at end of period	$14,759,346	10,974,276

Supplemental information:
Cash paid for interest	$30,341,300	27,548,609
Cash paid for income taxes	425,000	676,000
Noncash transactions:
Transfers to other real estate in settlement of loans	8,243,326	4,478,902
Loans made to facilitate the sale of other real estate	—	275,912
Capitalized interest expense	85,984	439,669
Common stock awarded to directors	13,350	10,000
Stock option compensation cost	421,946	305,397
Amortization of restricted stock expense	118,880	—
Stock issued for operating lease payments	25,009	—

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the “Company”) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, F.S.B. (the “Banks”).
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
Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 filed with the Company’s 2007 Annual Report on Form 10-K.
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
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“FAS No. 157”) and Statement of Financial Accounting Standards No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”). In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of FAS No. 157 to nonfinancial assets and nonfinancial liabilities such as other real estate owned and goodwill. The Company uses fair value measurements to determine fair value disclosures.
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

Obligations of U.S. Government agencies and corporations	$66,847,242
Obligations of state and political subdivisions	33,615,128
Other debt securities	4,831,760
Mortgage-backed securities	62,488,281

$167,782,411

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At September 30, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at September 30, 2008 was $15,258,135.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic
Net income (loss)	$851,092	164,198	(1,209,363)	1,694,445

Weighted average common shares outstanding	20,687,321	20,654,884	20,656,388	20,238,722

Basic earnings (loss) per share	$0.04	0.01	(0.06)	0.08

Diluted
Net income (loss)	$851,092	164,198	(1,209,363)	1,694,445

Weighted average common shares outstanding	20,687,321	20,654,884	20,656,388	20,238,722
Effect of dilutive stock options	233,063	1,049,215	391,755	986,245

Diluted weighted average common shares outstanding	20,920,384	21,704,099	21,048,143	21,224,967

Diluted earnings (loss) per share	$0.04	0.01	(0.06)	0.08

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at September 30, 2008 will be $4,072 per quarter until completely amortized.
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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“FAS 123R”) Share-based Payments. This statement replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. FAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.
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
The weighted average fair values of options granted during the first nine months of 2008 and 2007 were $2.24 and $3.87, respectively, for an option to purchase one share of Company common stock; however, the Company has only been in existence since July 24, 1998, and the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted during the first nine months of 2008 and 2007, including 0-20% volatility in the Company’s common stock price, no dividends paid on the common stock, an expected weighted average option life of 6.0 years for options granted in 2008 and 2007, and a risk-free interest rate approximating the U.S. Treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Following is a summary of the Company’s stock option activity for the nine-month periods ended September 30, 2008 and 2007:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Nine Months Ended September 30, 2007:
Balance at December 31, 2006	$6.57	1,648,200	$6.63	576,000
Granted	13.40	169,500	16.38	125,000
Forfeited	11.67	(4,500)	4.85	(5,000)
Exercised	5.73	(90,000)	7.25	(10,000)

Balance at September 30, 2007	$7.27	1,723,200	$8.41	686,000

Nine Months Ended September 30, 2008:
Balance at December 31, 2007	$7.31	1,648,200	$8.41	701,000
Granted	12.89	91,000	11.58	16,000
Forfeited	13.87	(27,250)	9.14	(41,500)
Exercised	6.83	(101,000)	—	—

Balance at September 30, 2008	$7.54	1,610,950	$8.44	675,500

The weighted average option prices for the 2,286,450 and 2,409,200 options outstanding at September 30, 2008 and 2007, were $7.81 and $7.59, respectively. At September 30, 2008, options to purchase an additional 495,800 shares of Company common stock were available for future grants under the various plans.
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at September 30, 2008:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$288,866,860
Standby letters of credit	23,174,333

$312,041,193

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at September 30, 2008,

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Unaudited Interim Condensed Consolidated Financial Statements
$117,666,096 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three and nine-month periods ended September 30, 2008 and 2007. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2007, included in our most recent Form 10-K.
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
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 26 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through September 30, 2008, Reliance Bank has added 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPO’s”) in Houston, Texas and Phoenix, Arizona and has grown its total assets, loans and deposits to $1.4 billion, $1.1 billion, and $1.0 billion, respectively, at September 30, 2008.
Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. The Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a LPO in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank LPO were transferred to Reliance Bank, FSB. Since its opening in 2006 through September 30, 2008, Reliance Bank, FSB has added four branch locations in southwestern Florida and has grown its total assets, loans, and deposits to $110.3 million, $87.1 million, and $75.7 million, respectively, at September 30, 2008.
At September 30, 2008, Reliance Bank’s total assets, total revenues, and net income represented 92.51%, 93.39%, and (81.81%), respectively, of the Company’s consolidated total assets, total revenues, and net loss. Reliance Bank, FSB’s total assets, total revenues, and net loss represented 7.48%, 6.78%, and 152.20%, respectively, of the Company’s consolidated totals. The Company incurred a net loss of $1.2 million for the nine months ended September 30, 2008.

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
The Company’s total consolidated assets increased to $1.5 billion at September 30, 2008, with loans and deposits increasing to $1.2 billion and $1.1 billion, respectively, primarily as a result of the Company’s continued emphasis on growth to improve its market share. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Three Reliance Bank branches were opened in 2008, six Reliance Bank branches were opened in 2006, one branch was opened in 2005, four branches were opened in 2004, two branches were opened in 2003, and one branch was opened each year in 2002, 2001, and 1999. Three Reliance Bank, FSB branches were opened in 2007 and one branch was opened in 2006. The Company has sought to staff each new branch location with an experienced commercial lender familiar with that branch’s market area and other experienced banking personnel.
The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of 13 such offerings since its inception and has sold a net 20,770,781 shares of Company Common Stock for a total of $129.5 million through September 30, 2008.
The Company’s consolidated net income (loss) for the nine-month periods ended September 30, 2008 and 2007 totaled $(1,209,363) and $1,694,445, respectively. Consolidated net income for the three-month periods ended September 30, 2008 and 2007 totaled $851,092 and $164,198, respectively. While the Company’s consolidated total assets and net interest income have continued to grow, the Company has continued to experience pricing pressures on its loans and deposits, and the provision for possible loan losses was increased for an increase in nonperforming loans, resulting from a softening in the real estate markets in which the Company’s banking subsidiaries operate and the overall economic downturn experienced nationally. These factors and their effect on the Company’s results of operations are discussed in more detail below.
Net interest income before the provision for possible loan losses for the nine-month periods ended September 30, 2008 and 2007 totaled $26,791,457 and $19,129,603, respectively. Net interest income before the provision for possible loan losses for the three-month periods ended September 30, 2008 and 2007 totaled $10,134,264 and $6,739,978, respectively. This growth in net interest income resulted from an increasing level of interest-earning assets during this time period, with an increasingly proportionate share of such interest-earning assets being comprised of loans, which are the Company’s highest interest-earning assets.
Holding down the net interest income earned by the Company during these periods was an increasing cost of funds on an increasing total of interest-bearing liabilities. Interest expense incurred on interest-bearing liabilities for the nine-month periods ended September 30, 2008 and 2007 totaled $30,838,984 and $27,548,609, respectively. Interest expense incurred on interest-bearing liabilities for the quarters ended September 30, 2008 and 2007 totaled $10,610,768 and $9,775,314, respectively.
The softening of the real estate market and the overall economic downturn that has occurred during the past twelve to eighteen months on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed prior to 2007. As a result, the Company has experienced an increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $26.9 million at September 30, 2008 compared with $10.4 million at September 30, 2007. The reserve for possible loan losses as a percentage of net outstanding loans was 1.01% at September 30, 2008 compared with 1.06% at September 30, 2007. Net charge-offs for the nine months ended September 30, 2008 totaled $5.8 million compared with $615 thousand for the nine months ended September 30, 2007.

Net charge-offs for the three months ended September 30, 2008 totaled $2.1 million compared with $161 thousand for the three months ended September 30, 2007. The provision for possible loan losses charged to expense for the nine-month periods ended September 30, 2008 and 2007 totaled $8,539,000 and $2,405,000, respectively, and $1,800,000 and $1,515,000 for the three-month periods ended September 30, 2008 and 2007, respectively. The increase in the provision for loan losses in these nine and three-month periods of 2008 was a direct reaction to the continued softening of the real estate market and overall economic downturn. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management.”
As the Company has grown its assets, the total of noninterest income has grown and new products have been introduced. Total noninterest income for the nine-month periods ended September 30, 2008 and 2007 was $1,990,178 and $1,276,336, respectively, and $584,320 and $413,614 for the three-month periods ended September 30, 2008 and 2007, respectively.
The Company’s fixed rate mortgage lending operation, which was established to arrange for long-term fixed rate commercial real estate financing with institutional investors, generated commission income of $228,671 and $418,825 for the nine-month periods ended September 30, 2008 and 2007, respectively, and $145,800 and $100,500 for the three-month periods ended September 30, 2008 and 2007, respectively. Residential mortgage lending operations (in which fixed rate loans are originated and sold in the secondary market) were also expanded beginning in 2007. Total income from these secondary market activities was $220,180 and $180,956 for the nine-month periods ended September 30, 2008 and 2007, respectively, and $41,538 and $48,256 for the three-month periods ended September 30, 2008 and 2007, respectively. Deposit service charge income also increased due to a larger deposit base. The Company also sold $27.3 million of available-for-sale investment securities in the nine-month period ended September 30, 2008 for a net gain of $312,250. During the quarter ended September 30, 2008, the Company sold $4.2 million of available-for-sale investment securities for a net gain of $117.
Noninterest expenses have increased significantly during the nine and three-month periods ended September 30, 2008 and 2007, resulting from the Company’s branch expansion program and increased level of problem assets. Total noninterest expense was $22,650,886 and $15,822,170 for the nine-month periods ended September 30, 2008 and 2007, respectively, and $7,800,871 and $5,547,260 for the three-month periods ended September 30, 2008 and 2007, respectively.
The Company’s effective tax rate for the nine-month periods ended September 30, 2008 and 2007 was 49.78% and 22.23%, respectively, and 23.85% and 79.78% for the three-month periods ended September 30, 2008 and 2007, respectively. The change in effective tax rates during these periods is a result of the effect that tax-exempt interest income levels have on this percentage.
The Company’s basic and diluted earnings (loss) per share for the nine and three-month periods ended September 30, 2008 and 2007, reflect the Company’s focus on growth in equity ownership and total assets, loans and deposits, with less of an emphasis on short-term earnings per share, as well as the problems experienced in the real estate markets of the St. Louis metropolitan area and southwestern Florida. Basic earnings (loss) per share were $(0.06) and $0.08 per share for the nine-month periods ended September 30, 2008 and 2007, respectively, and $.04 and $.01 per share for the three-month periods ended September 30, 2008 and 2007, respectively. Fully-diluted earnings (loss) per share for the nine-month periods ended September 30, 2008 and 2007 were $(0.06) and $0.08 per share, respectively, and $0.04 and $.01 for the three-month periods ended September 30, 2008 and 2007, respectively.
Following are certain of the Company’s ratios generally followed in the banking industry for the three and nine-month periods ended September 30, 2008 and 2007:

	As of and for the		As of and for the
	Nine Months Ended Sept. 30,		Quarters Ended Sept. 30,
	2008	2007	2008	2007
Percentage of net income to:
Average total assets	(0.12)%	0.23%	0.23%	0.06%
Average stockholders’ equity	(1.16)%	1.71%	2.47%	0.47%
Percentage of common dividends declared to net income per common share	—	—	—	—
Percentage of average stockholders’ equity to average total assets	10.60%	13.52%	9.43%	13.35%

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2007 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, which was filed March 28, 2008. Management believes there have been no material changes to our critical accounting policies during the first nine months of 2008.
Results of Operations for the Three and Nine-Month Periods Ended September 30, 2008 and 2007
Net Interest Income
The Company’s net interest income increased $7,661,854 (40.05%) to $26,791,457 for the nine-month period ended September 30, 2008 from the $19,129,603 earned during the nine-month period ended September 30, 2007. The Company’s net interest margin for the nine-month periods ended September 30, 2008 and 2007 was 2.90% and 2.80%, respectively. The Company’s net interest income increased $3,394,286 (50.36%) to $10,134,264 for the three-month period ended September 30, 2008 from the $6,739,978 earned during the three-month period ended September 30, 2007. The Company’s net interest margin for the three-month periods ended September 30, 2008 and 2007 was 2.96% and 2.76%, respectively.
Average earning assets for the first nine months of 2008 increased $320,500,787 (34.44%) to $1,251,070,616 from the level of $930,569,829 for the first nine months of 2007. Average earning assets for the third quarter of 2008 increased $402,539,742 (41.07%) to $1,382,742,565 from the level of $980,202,823 for the third quarter of 2007. This strong growth in interest earning assets was primarily due to the growth in the loan portfolio. Total average loans for the first nine months of 2008 increased $333,958,709 (45.35%) to $1,070,366,888 from the level of $736,408,179 for the first nine months of 2007. Total average loans for the third quarter of 2008 increased $388,825,400 (48.42%) to $1,191,904,958 from the level of $803,079,558 for the third quarter of 2008. The Company’s addition of LPO’s in Houston and Phoenix and expanding branch program and practice of adding an experienced commercial lender at each new branch were the primary reasons for the strong growth in the Company’s loan portfolio during these periods.
Total average investment securities for the first nine months of 2008 decreased $8,483,436 (4.64%) to $174,348,180 from the level of $182,831,616 for the first nine months of 2007. Total average investment securities for the third quarter of 2008 increased $7,224,687 (4.12%) to $182,478,731 from the level of $175,254,044 for the third quarter of 2007. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipality deposits over $100,000, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $134.1 million at September 30, 2008. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $44,615,000 as additional collateral to secure public funds at September 30, 2008.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the nine-month periods ended September 30, 2008 and 2007 were $6,355,548 and $11,330,034, respectively. The average balances of such short-term investments for the quarters ended September 30, 2008 and 2007 were $8,358,876 and $1,869,221, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. Average loans as a percentage of average earning assets were 85.56% for the first nine months of 2008, which was a 6.42% increase over the 79.14%

achieved in the first nine months of 2007. Average loans as a percentage of average earning assets were 86.20% for the third quarter of 2008, which was a 4.27% increase over the 81.93% achieved in the third quarter of 2007.
Funding the Company’s growth in interest-earning assets has been a challenge in the markets in which the Company’s banking subsidiaries operate. When the stock market was rebounding over the past three years from its depressed levels in 2004 and 2003, deposits were not as plentiful in the banking market overall, until the second half of 2007, when a softening real estate economy significantly reduced loan demand. The stock market has also declined from its record levels in 2007. Additionally, the St. Louis metropolitan area has added over ten new banks in recent years (as well as several institutions such as Reliance Bank adding numerous branches), resulting in an intensely competitive environment for customer deposits during the past few years. Competition for deposits in southwestern Florida has been equally as intense as the market for deposits in the St. Louis metropolitan area. As a result, the Company has had to supplement its deposit growth with alternate funding sources, including short-term overnight borrowings from unaffiliated financial institutions, sweep repurchase agreement borrowing arrangements with several of the Company’s larger depositors, and longer term advances from the Federal Home Loan Banks. Additionally, the inflated rates at which deposits have been offered in such competitive markets have served to offset the gains achieved in the Company’s net interest margin from loan growth.
Total average interest-bearing deposits for the first nine months of 2008 were $911,769,174, an increase of $188,976,231 (26.15%) from the level of $722,792,943 for the first nine months of 2007. Total average interest-bearing deposits for the third quarter of 2008 were $1,014,441,074, an increase of $273,754,703 (36.96%) from the level of $740,686,371 for the third quarter of 2007. This increase in deposits resulted from the Company’s aggressive branch expansion and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. The averages for securities sold under sweep repurchase agreements for the first nine months of 2008 and 2007 were $40,416,939 and $27,731,031, respectively. The averages for securities sold under sweep repurchase agreements for the third quarters of 2008 and 2007 were $38,360,162 and $28,839,047, respectively. Securities sold under sweep repurchase agreements have continued to provide a stable source of funding from certain of the Company’s larger depositors. The averages for funds purchased through daily/overnight borrowing arrangements for the first nine months of 2008 and 2007 totaled $41,160,319 and $15,153,822, respectively. The averages for funds purchased through daily/overnight borrowing arrangements for the third quarters of 2008 and 2007 totaled $51,316,409 and $28,768,859, respectively. Daily/overnight funds are used for short-term liquidity purposes as a less expensive alternative to the intensely competitive deposit market.
The Company also uses longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances grew $88,813,543 (282.04%) to $120,302,920 for the first nine months of 2008, compared with $31,489,377 for the first nine months of 2007. The average balance of Federal Home Loan Bank advances grew $102,576,088 (241.66%) to $145,021,740 for the third quarter of 2008, compared with the $42,445,652 average balance for the third quarter of 2007.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average deposits:
Noninterest-bearing	4.47%	5.36%	4.71%	5.14%

Interest-bearing:
Transaction accounts	12.33	19.66	14.14	18.34
Savings	3.64	6.72	4.19	7.37

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Time deposits of $100,000 or more	28.75	23.86	28.58	26.60
Other time deposits	32.86	33.14	31.11	33.70

Total average interest-bearing deposits	77.58	83.38	78.02	86.01

Total average deposits	82.05	88.74	82.73	91.15

Average short-term borrowings:
Sweep repurchase agreements	2.93	3.25	3.46	3.30
Daily/overnight funds purchased	3.93	3.24	3.52	1.80

Total average short-term borrowings	6.86	6.49	6.98	5.10
Average longer-term advances from Federal Home Loan Bank	11.09	4.77	10.29	3.75

	100.00%	100.00%	100.00%	100.00%

The composition of the Company’s deposit portfolio has fluctuated as new branches were added, which served to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has been difficult. Over the past two years, the Company modified its pricing strategies on its savings (reducing rates) and transaction accounts (raising rates) products, resulting in a significant shift in mix from savings to interest-bearing transaction accounts. For the first nine months of 2008 and 2007, the Company’s most significant funding source has continued to be certificates of deposit, which comprised 59.69% of total average funding sources during the first nine months of 2008, as compared with 60.30% during the first nine months of 2007. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates. Due to the instability in the wholesale funding market, opportunity arose to take advantage of a lower cost of funds in the wholesale market compared to retail deposits. The positive result of this increase is reflected in the Company’s improved net interest margin for the first nine months of 2008; however, this has significantly tightened the Company’s liquidity.
The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Third Quarter				First Nine Months
			Change From 2007 to 2008 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total

Interest income:
Loans	$6,249,348	(2,028,919)	4,220,429	$16,492,495	(4,862,334)	11,630,161
Investment securities:
Taxable	89,866	(89,871)	(5)	(340,830)	(75,482)	(416,312)
Exempt from Federal income taxes	(8,413)	66,392	57,979	45,155	(11,276)	33,879
Short-term investments	52,736	(35,833)	16,903	(162,547)	(139,591)	(302,138)

Total interest income	6,383,537	(2,088,231)	4,295,306	16,034,273	(5,088,683)	10,945,590

Interest expense:
Interest bearing transaction accounts	(138,771)	(912,850)	(1,051,621)	341,814	(2,388,991)	(2,047,177)
Savings accounts	(76,487)	(181,376)	(257,863)	(260,113)	(564,290)	(824,403)
Time deposits of $100,000 or more	1,658,870	(864,209)	794,661	3,659,489	(1,698,420)	1,961,069
Other time deposits	1,373,309	(732,327)	640,982	2,641,415	(921,328)	1,720,087

Total deposits	2,816,921	(2,690,762)	126,159	6,382,605	(5,573,029)	809,576
Funds purchased and securities sold under repurchase agreements	305,360	(485,012)	(179,652)	1,017,529	(942,409)	75,120
Long-term borrowings	985,483	(96,536)	888,947	2,577,181	(171,502)	2,405,679

Total interest expense	4,107,764	(3,272,310)	835,454	9,977,315	(6,686,940)	3,290,375

Net interest income	$2,275,773	1,184,079	3,459,852	$6,056,958	1,598,257	7,655,215

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.

NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
During the last half of 2007 through the third quarter of 2008, the Federal Reserve Bank has lowered its Federal funds target interest rate 3.25%, in an attempt to stimulate the sluggish national economy. Such actions have caused the overall rates earned and paid by the Company to be lowered; however, not all financial instruments reprice at the same time. Floating rate loans reprice immediately, while certificates of deposit and other fixed rate instruments have a lagging effect with interest rate changes. Competition will also cause interest rates to react differently.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the nine-month periods ended September 30, 2008 and 2007 was $8,539,000 and $2,405,000, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended September 30, 2008 and 2007 was $1,800,000 and $1,515,000, respectively. Net charge-offs for the nine-month periods ended September 30, 2008 and 2007 totaled $5,825,054 and $615,474, respectively. Net charge-offs for the three-month periods ended September 30, 2008 and 2007 totaled $2,083,464 and $161,614, respectively. At September 30, 2008 and 2007, the reserve for possible loan losses as a percentage of net outstanding loans was 1.01% and 1.06%, respectively. During Reliance Bank’s first three years of existence (1999, 2000, and 2001), Reliance Bank was required by the Missouri Division of Finance to maintain a minimum reserve for possible loan losses of at least 1.00% of net outstanding loans. Reliance Bank, FSB has a similar requirement through the year ended December 31, 2008. Accordingly, since its inception, the Company has sought to maintain its reserve for possible loan losses at a level of approximately 1.00% to 1.10% of net outstanding loans. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 81.26% and 100.83% at September 30, 2008 and 2007, respectively. The continued softening of the real estate market and overall economic downturn have resulted in an increase in the level of nonperforming loans and a higher provision for loan losses in the first nine months of 2008. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
Noninterest Income
Total noninterest income for the first nine months of 2008, excluding security sale gains and losses, increased $394,566 (30.14%) to $1,677,928 from the $1,283,362 earned for the first nine months of 2007. Total noninterest income for the third quarter of 2008, excluding security sale gains and losses, increased $170,589 (41.24%) to $584,203 from the $413,614 earned for the third quarter of 2007. The commercial real estate brokerage department earned commission income of $228,671 and $418,825 for the first nine months of 2008 and 2007, respectively. The commercial real estate brokerage department earned commission income of $145,800 and $100,500 for the third quarters of 2008 and 2007, respectively. Commissions are earned by this department for arranging long-term, fixed rate commercial real estate financing for customers with institutional investors. Secondary market residential mortgage fee income was $220,180 and $180,956 for the first nine months of 2008 and 2007, respectively. Secondary market residential mortgage fee income was $41,538 and $48,256 for the third quarters of 2008 and 2007, respectively. These secondary market originators make long-term, fixed rate residential loans which are then sold into the secondary market. The company was a relatively new entrant into the secondary mortgage market, having just ramped up this business in 2007. Even with the softening of the real estate market, the secondary market has continued to remain relatively strong, but only at certain price points. Service charges on deposit accounts increased $220,852 (61.04%) to $582,678 for the nine-month period ended September 30, 2008 from $361,826 for the nine-month period ended September 30, 2007, due to the increased level of customer deposits and the fees generated by the Banks’ overdraft privilege programs. During the first nine months of 2008, the Company also sold $27.3 million of available-for-sale investment securities for a net gain of $312,250. From time to time, the Company will sell its available-for-sale investment securities for short-term liquidity purposes or longer-term asset/liability management reasons. See further discussion below in the sections entitled “Risk Management” and “Liquidity and Capital Resources.”
Noninterest Expense
Noninterest expense increased $6,828,716 (43.16%) for the first nine months of 2008 to $22,650,886 from the $15,822,170 incurred during the first nine months of 2007. Noninterest expense increased $2,253,611 (40.63%) for the third quarter of 2008 to $7,800,871 from the $5,547,260 incurred during the third quarter of 2007. Most of the categories of noninterest expense increased due to the addition of six new branches and two LPOs during 2007 and 2008. The largest single component of the increase in noninterest expense for the first nine months and third quarter of 2008 was the category of salaries and employee benefits. Total personnel costs increased $3,361,925 (36.28%) for the first nine months of 2008 to $12,628,179 from the $9,266,254 of personnel costs incurred for the first nine months of 2007. Total personnel costs increased $961,307 (29.50%) for the third quarter of 2008 to $4,219,635 from the $3,258,328 of personnel costs incurred for the third quarter of 2007. The Company’s branch expansion program includes the hiring of personnel in each location with strong banking skills, including a seasoned commercial lender in each location. Due to the slowing economy, the Company has placed the opening of any new branches on hold. The Company had planned to open three additional branches in Florida in 2008.
The increased number of branches resulted in a growing level of occupancy and equipment expenses (including leases for temporary facilities during construction) during the first nine months and third quarter of 2008 compared with the first nine months and third quarter of 2007. Total occupancy and equipment expenses increased $971,346 (40.40%) to $3,375,614 for the first nine months of 2008 from the $2,404,268 incurred in the first nine months of 2007. Total occupancy and equipment expenses increased $384,683 (46.47%) to $1,212,522 for the third quarter of 2008 from the $827,839 incurred in the third quarter of 2007.
Total data processing expenses for the first nine months of 2008 increased $310,167 (29.57%) to $1,359,070, as compared with the $1,048,903 of expenses incurred for the first nine months of 2007. Total data processing expenses for the third quarter of 2008 increased $80,221 (20.40%) to $473,512, as compared with the $393,291 of expenses incurred for the third quarter of 2007. The increased number of customer accounts and additional new products offered has resulted in this increase in data processing expenses.
Total advertising expenses for the first nine months of 2008 increased $297,030 (60.09%) to $791,351, as compared with the $494,321 of expenses incurred for the first nine months of 2007. Total advertising expenses for the third quarter of 2008 increased $95,405 (49.09%) to $289,770, as compared with the $194,365 of expenses incurred for the third quarter of 2007. The increase is primarily related to the Company’s new branding and entry into the television media market.
Total professional fees increased $124,074 (35.74%) for the first nine months of 2008 to $471,245 from the $347,171 incurred for the first nine months of 2007. Total professional fees increased $3,026 (2.50%) for the third quarter of 2008 to $124,152 from the $121,126 incurred for the third quarter of 2007. Increased professional and legal costs relating to the Company’s nonperforming loans and charge-offs has contributed to this increase.
Other noninterest expenses increased $1,774,759 (94.35%) to $3,655,767 for the first nine months of 2008, from the $1,881,008 incurred for the first nine months of 2007. Other noninterest expenses increased $736,859 (117.47%) to $1,364,110 for the third quarter of 2008, from the $627,251 incurred for the third quarter of 2007. The increase during these periods is primarily due to (a) increased expenses relating to the operations of the Company’s expanding branch network, (b) additional costs incurred with its nonperforming assets, (c) an additional write-down on the value of Florida properties in the Company’s other real estate owned asset of $189,050, and (d) an additional $263,878 of Federal Deposit Insurance Corporation’s (“FDIC”) assessments in 2008. These assessments are based on the Banks’ net assets and have increased substantially on an industry-wide basis with the FDIC’s new assessment methodologies implemented in 2007.
Income Taxes
Applicable income tax expenses (benefits) totaled $(1,198,888) and $484,324 for the nine-month periods ended September 30, 2008 and 2007, respectively. The effective tax rates for the nine-month periods ended September 30, 2008 and 2007 were 49.78% and 22.23%, respectively. Applicable income tax (benefits) expenses totaled $266,622 and $(72,866) for the three-month periods ended September 30, 2008 and 2007, respectively. The effective tax rates for the three-month periods ended September 30, 2008 and 2007 were 23.85% and 79.78%, respectively. The change in effective tax rates was primarily influenced by the level of tax-exempt interest income earned in each period.
Financial Condition
Total assets of the Company grew $339,976,958 (29.92%) in the first nine months of 2008 to $1,476,129,380 at September 30, 2008, from the level of $1,136,152,422 at December 31, 2007. This growth resulted from the Company’s continued

emphasis on increasing its market share of loans and deposits with its branch expansion program, establishment of LPO’s in the Houston and Phoenix markets, a strong capital base, and competitive pricing of banking products.
Total deposits of the Company grew $261,957,774 (31.39%) in the first nine months of 2008 to $1,096,534,223 at September 30, 2008, from the level of $834,576,449 at December 31, 2007. This growth in deposits resulted from the Company’s branch expansion program and competitive pricing on deposit products.
Short-term borrowings at September 30, 2008 decreased $2,110,304 (2.39%) to $86,214,611 from the level of $88,324,915 at December 31, 2007, with the increase in longer-term Federal Home Loan Bank advances. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Longer-term borrowings have increased significantly during the first nine months of 2008. At September 30, 2008, total longer-term advances from the Federal Home Loan Bank were $149,000,000, as compared with $68,000,000 at December 31, 2007. These longer-term fixed rate advances were used as an alternative funding source to a competitive deposit market. Due to the instability in the wholesale funding market, opportunity arose to take advantage of a lower cost of funds in the wholesale market compared to retail deposits. The positive result of this increase is reflected in the Company’s improved net interest margin for the first nine months of 2008; however, this has significantly tightened the Company’s liquidity.
Total loans increased $313,205,844 (34.34%) in the first nine months of 2008 to $1,225,166,080 at September 30, 2008, from the level of $911,960,236 at December 31, 2007. Company management has emphasized the need to grow the loan portfolio to improve the Company’s net interest margin, without, however, sacrificing the quality of the Company’s assets. This emphasis is supported by the inclusion of a seasoned commercial lending officer at each of the Banks’ branches.
Investment securities, all of which are maintained as available-for-sale, increased $14,686,067 (8.97%) in the first nine months of 2008 to $178,331,285 at September 30, 2008, from the level of $163,645,218 at December 31, 2007. The Company’s investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company’s loan portfolio, as described above. Rates offered on investment grade and low risk bonds have continued to remain very low in the current economic market.
The capitalization of the Company has remained strong since its initial capitalization in 1998. Total capital at September 30, 2008 was $136,559,582, which computes to a capital-to-asset percentage of 9.25%. Since its inception, the Company has had 13 separate private placement offerings of its Common Stock to accredited investors.

The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Nine Months Ended September 30, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,070,366,888	81.48%	$51,501,359	6.43%
Investment securities:
Taxable	136,085,251	10.36	4,806,351	4.72
Exempt from Federal income taxes (3)	38,262,929	2.91	1,536,860	5.37
Short-term investments	6,355,548	0.48	162,797	3.42

Total earning assets	1,251,070,616	95.23	58,007,367	6.19

Nonearning assets:
Cash and due from banks	10,950,903	0.83
Reserve for possible loan losses	(11,406,428)	(0.87)
Premises and equipment	43,961,674	3.35
Other assets	18,810,531	1.44
Available-for-sale investment market valuation	314,438	0.02

Total nonearning assets	62,631,118	4.77

Total assets	$1,313,701,734	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$165,207,045	12.58%	3,027,936	2.45%
Savings	48,944,845	3.73	621,548	1.70
Time deposits of $100,000 or more	334,052,847	25.43	10,440,040	4.17
Other time deposits	363,564,437	27.67	11,604,872	4.26

Total interest-bearing deposits	911,769,174	69.41	25,694,396	3.76
Long-term borrowings	120,302,920	9.16	3,463,592	3.85
Funds purchased and securities sold under repurchase agreements	81,577,258	6.21	1,680,996	2.75

Total interest-bearing liabilities	1,113,649,352	84.78	30,838,984	3.70

Noninterest-bearing deposits	55,075,699	4.19
Other liabilities	5,684,111	0.43

Total liabilities	1,174,409,162	89.40
STOCKHOLDERS’ EQUITY	139,292,572	10.60

Total liabilities and stockholders’ equity	$1,313,701,734	100.00%

Net interest income			$27,168,383

Net yield on earning assets				2.90%

(continued)

	Nine Months Ended September 30, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$736,408,179	75.22%	$39,871,198	7.24%
Investment securities:
Taxable	145,699,487	14.88	5,222,663	4.79
Exempt from Federal income taxes (3)	37,132,129	3.79	1,502,981	5.41
Short-term investments	11,330,034	1.16	464,935	5.49

Total earning assets	930,569,829	95.05	47,061,777	6.76

Nonearning assets:
Cash and due from banks	9,806,640	1.01
Reserve for possible loan losses	(7,411,018)	(0.76)
Premises and equipment	36,260,504	3.70
Other assets	10,780,453	1.10
Available-for-sale investment market valuation	(991,940)	(0.10)

Total nonearning assets	48,444,639	4.95

Total assets	$979,014,468	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$154,148,693	15.74%	5,075,113	4.40%
Savings	61,939,351	6.33	1,445,951	3.12
Time deposits of $100,000 or more	223,509,035	22.83	8,478,971	5.07
Other time deposits	283,195,864	28.93	9,884,785	4.67

Total interest-bearing deposits	722,792,943	73.83	24,884,820	4.60
Long-term borrowings	31,489,377	3.22	1,057,913	4.49
Funds purchased and securities sold under repurchase agreements	42,884,853	4.38	1,605,876	5.01

Total interest-bearing liabilities	797,167,173	81.43	27,548,609	4.62

Noninterest-bearing deposits	43,199,115	4.41
Other liabilities	6,243,834	0.64

Total liabilities	846,610,122	86.48
STOCKHOLDERS’ EQUITY	132,404,346	13.52

Total liabilities and stockholders’ equity	$979,014,468	100.00%

Net interest income			$19,513,168

Net yield on earning assets				2.80%

(continued)

	Quarter Ended September 30, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,191,904,958	82.24%	$18,675,103	6.23%
Investment securities:
Taxable	144,600,823	9.98	1,636,351	4.50
Exempt from Federal income taxes (3)	37,877,908	2.61	530,220	5.57
Short-term investments	8,358,876	0.58	51,471	2.45

Total earning assets	1,382,742,565	95.41	20,893,145	6.01

Nonearning assets:
Cash and due from banks	13,045,160	0.90
Reserve for possible loan losses	(13,092,284)	(0.90)
Premises and equipment	44,776,852	3.09
Other assets	24,132,986	1.66
Available-for-sale investment market valuation	(2,318,941)	(0.16)

Total nonearning assets	66,543,773	4.59

Total assets	$1,449,286,338	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$161,183,261	11.12%	875,197	2.16%
Savings	47,548,423	3.28	181,987	1.52
Time deposits of $100,000 or more	375,945,922	25.94	3,488,393	3.69
Other time deposits	429,763,468	29.65	4,117,346	3.81

Total interest-bearing deposits	1,014,441,074	69.99	8,662,923	3.40
Long-term borrowings	145,021,740	10.01	1,375,939	3.77
Funds purchased and securities sold under repurchase agreements	89,676,651	6.19	571,906	2.54

Total interest-bearing liabilities	1,249,139,465	86.19	10,610,768	3.38

Noninterest-bearing deposits	58,414,574	4.03
Other liabilities	5,012,265	0.35

Total liabilities	1,312,566,304	90.57
STOCKHOLDERS’ EQUITY	136,720,034	9.43

Total liabilities and stockholders’ equity	$1,449,286,338	100.00%

Net interest income			$10,282,377

Net yield on earning assets				2.96%

(continued)

	Quarter Ended September 30, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$803,079,558	77.76%	$14,454,674	7.14%
Investment securities:
Taxable	136,710,657	13.24	1,636,356	4.75
Exempt from Federal income taxes (3)	38,543,387	3.73	472,241	4.86
Short-term investments	1,869,221	0.19	34,568	7.34

Total earning assets	980,202,823	94.92	16,597,839	6.72

Nonearning assets:
Cash and due from banks	10,721,633	1.04
Reserve for possible loan losses	(7,738,045)	(0.75)
Premises and equipment	40,360,578	3.91
Other assets	10,841,953	1.04
Available-for-sale investment market valuation	(1,684,677)	(0.16)

Total nonearning assets	52,501,442	5.08

Total assets	$1,032,704,265	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$174,639,435	16.91%	1,926,818	4.38%
Savings	59,654,478	5.78	439,850	2.93
Time deposits of $100,000 or more	211,946,138	20.52	2,693,732	5.04
Other time deposits	294,446,320	28.51	3,476,364	4.68

Total interest-bearing deposits	740,686,371	71.72	8,536,764	4.57
Long-term borrowings	42,445,652	4.11	486,992	4.55
Funds purchased and securities sold under repurchase agreements	57,607,906	5.58	751,558	5.18

Total interest-bearing liabilities	840,739,929	81.41	9,775,314	4.61

Noninterest-bearing deposits	47,582,506	4.61
Other liabilities	6,487,530	0.63

Total liabilities	894,809,965	86.65
STOCKHOLDERS’ EQUITY	137,894,300	13.35

Total liabilities and stockholders’ equity	$1,032,704,265	100.00%

Net interest income			$6,822,525

Net yield on earning assets				2.76%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2007, included in our Form 10-K, which was filed March 28, 2008.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
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
Prior to 2007, the Company’s banking subsidiaries had incurred a minimal level of charge-offs, when compared with the volume of loans generated; however, during 2007, the Banks net charge-offs increased significantly, to $615,474, and have continued to increase in 2008. Net charge-offs for the first nine months of 2008 were $5,825,054, compared to $615,474 for the first nine months of 2007. Net charge-offs for the third quarter of 2008 were $2,083,464, compared to $161,614 for the third quarter of 2007. The Company’s banking subsidiaries had no loans to any foreign countries at September 30, 2008 and 2007, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies. Additionally, the Company had no other interest-earning assets which were considered to be risk-element assets at September 30, 2008 and 2007.
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
The softening of the real estate market in the St. Louis metropolitan and southwestern Florida areas and the overall economic downturn have caused an increase in the Company’s non-performing assets of $16,482,521 (158.05%) to $26,911,521 at September 30, 2008 from $10,429,000 at September 30, 2007. At September 30, 2008 and 2007, nonperforming loans totaled $15,258,135 and $8,817,000, respectively, comprised of nonaccrual loans of $14,595,718 and $8,414,000, respectively, and loans 90 days delinquent and still accruing interest of $662,417 and $403,000, respectively.
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
At September 30, 2008, nonperforming loans have actually decreased $2,489,475 to $15,258,135, from $17,747,610 at December 31, 2007, the largest components of which were primarily comprised of the following loan relationships:
•	Loans totaling approximately $5.6 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. These loans are secured by commercial real estate properties in southwestern Florida for which the values have continued to decline. During the quarter ended June 30, 2008, the Company wrote down these loans to liquidation value by charging the reserve for possible loan losses in the amount of $2,403,173 and transferring $3,108,000 to other real estate owned. During the quarter ended September 30, 2008 the one remaining property with a value of $232,000 was transferred to other real estate owned.

•	Approximately $1.7 million of loans categorized as “restructured debt” were carried as nonperforming loans during the quarter ended June 30, 2008. These loans are collateralized by three single family residences located in southwestern Florida. During the quarter ended June 30, 2008, the Company wrote down the value of these loans to 90% of appraised value by charging the reserve for possible loan losses in the amount of $560,908, based on current appraisals of the properties. The Company is working with the borrower to move these properties as quickly as possible. During the quarter ended September 30, 2008, the Company entered into a forbearance agreement with the borrowers of these properties and transferred $1.2 million to other real estate owned.

•	A loan totaling $6.4 million representing a participation purchased is in the process of foreclosure. The loan is collateralized by a construction condominium development in southwestern Florida. During the quarter ended September 30, 2008, the company wrote down the value of this loan by charging $1,546,372 to the reserve for possible loan losses. Based on an internal review of the costs and status of the development, the Company has allocated an additional $232,000 of the reserve for possible loan losses for this loan relationship; which represents approximately thirty percent of the principal balance.

•	During the quarter ended March 31, 2008, the Company accepted a deed in lieu of foreclosure from a southwestern Florida home builder to settle loans outstanding. As part of this transaction, $667,000 was transferred to other real estate owned and a charge-off to the reserve for loan losses was taken in the amount of $211,000. Property transferred to other real estate owned included three single family residences and eight residential lots, all located in southwestern Florida. During the quarter ended June 30, 2008, the Company wrote down the value of these properties to 90% of appraised value resulting in an $189,050 charge to operations.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $11,653,385 and $1,612,000 at September 30, 2008 and 2007, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest.
During this period of a softening real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers, and has often had to offer a lower interest rate on such loans to maintain the quality of the loan portfolio. Given the collateral margins maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at September 30, 2008; however, should the real estate market continue to soften, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
Potential Problem Loans
As of September 30, 2008, the Company had 18 loans with a total principal balance of $26,416,457 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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

Adversely rated credits, including loans requiring close monitoring, which may not be considered criticized credits by regulators, are included on a monthly loan watch list. Other loans are added whenever any adverse circumstances are detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by any of the following:
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
Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, the Loan Committee, or senior lending personnel at any time. Upgrades of certain risk ratings may only be made with the concurrence of the Watch List Committee of the Board of Directors.
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $36,024,884 at September 30, 2008.
At September 30, 2008 and 2007, the reserve for possible loan losses was $12,398,957 and $8,890,557, respectively, or 1.01% and 1.06% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the nine-month periods ended September 30, 2008 and 2007. Bank management believes that the diligent underwriting process implemented at the Company’s inception and consistently applied throughout the Company’s existence will allow for continued maintenance of adequate asset quality; however, the continued softening of the real estate market, particularly in Florida, has continued to challenge the Company.

	Nine-Month Periods
	Ended September 30,
(in thousands of dollars)	2008	2007
Average loans outstanding	$1,070,367	$736,408

Reserve at beginning of year	$9,685	$7,101
Provision for possible loan losses	8,539	2,405

	18,224	9,506

Charge-offs:
Commercial loans:
Real estate	(2,710)	(317)
Other	(30)	(36)
Real estate:
Construction	(1,758)	—
Residential	(1,291)	(280)
Consumer	(19)	(24)
Overdrafts	(38)	(1)

Total charge-offs	(5,846)	(658)

Recoveries:
Commercial loans:
Real estate	1	10
Other	9	19
Real estate:
Construction	—	—
Residential	—	13
Consumer	3	—
Overdrafts	8	1

Total recoveries	21	43

Reserve at end of period	$12,399	$8,891

Net charge-offs to average loans	0.54%	0.08%

Ending reserve to net outstanding loans at end of period	1.01%	1.06%

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
The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and Federal banking regulators. Loans are rated and assigned a loss allocation factor for each category that is consistent with historical losses normally experienced in our banking market, adjusted for environmental factors and the Banks’ own historical experience (which until recently has been limited). The higher the rating assigned to a loan, the greater the allocation percentage that is applied.
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
The Company has been in existence since 1999 and, while significant loan growth has been achieved, the Company has not yet been around long enough to have a sufficient historical base of charge-off data to fine-tune the unallocated reserve estimate. Accordingly, the Company has used benchmarks from other similar institutions. The unallocated reserve is based on factors that cannot necessarily be associated with a specific loan or loan category. Management focuses on the following factors and conditions:
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
While the Company has no significant specific industry concentration risk, analysis showed that over 90% of the loan portfolio was dependent on real estate collateral at September 30, 2008, including commercial real estate, residential real estate, and construction and land development loans. The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.
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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $178,331,285 at September 30, 2008, of which approximately $134,097,094 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
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
As of September 30, 2008, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at September 30, 2008 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Consolidated	$149,410	10.75%	$111,239	≥8.0%	$	N/A	N/A

Reliance Bank	129,975	10.06%	103,365	≥8.0%		129,207	≥10.0%

Reliance Bank, FSB	23,256	24.03%	7,742	≥8.0%		9,678	≥10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$137,011	9.85%	$55,620	≥4.0%	$	N/A	N/A

Reliance Bank	118,675	9.18%	51,683	≥4.0%		77,524	≥6.0%

Reliance Bank, FSB	22,443	23.19%	3,871	≥4.0%		5,807	≥6.0%

Tier 1 capital (to average assets)
Consolidated	$137,011	9.44%	$58,079	≥4.0%	$	N/A	N/A

Reliance Bank	118,675	8.78%	54,097	≥4.0%		67,621	≥5.0%

Reliance Bank, FSB	22,443	20.06%	4,409	≥4.0%		5,511	≥5.0%

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
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At September 30, 2008, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
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
The required contractual obligations and other commitments at September 30, 2008 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$6,732,964	$152,687	$2,369,369	$4,210,908
Time deposits	834,548,844	609,662,277	194,632,525	30,254,042
Federal Home Loan Bank borrowings	149,000,000	19,000,000	60,000,000	70,000,000
Commitments to extend credit	288,866,860	106,272,766	104,354,362	78,239,732
Standby letters of credit	23,174,333	14,983,086	7,891,247	300,000
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

Obligations of U.S. Government agencies and corporations	$66,847,242
Obligations of state and political subdivisions	33,615,128
Other debt securities	4,831,760
Mortgage-backed securities	62,488,281

$167,782,411

Loans - The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of FAS No. 114, Accounting by Creditors for Impairment of a Loan. At September 30, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at September 30, 2008 was $15,258,135.

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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of September 30, 2008, individually and cumulatively, through various time horizons:

	Remaining Maturity if Fixed Rate;
	Earliest Possible Repricing Interval if Floating Rate
	3		Over 3		Over 1
	months		months		year
	or		through		through		Over
	less		12 months		5 years		5 years		Total
Interest-earning assets
Loans	$422,578,720		$118,042,538		$611,326,331		$73,218,491		$1,225,166,080
Investment securities, at amortized cost	24,422,227		42,294,394		90,747,565		23,529,911		180,994,097
Other interest-earning assets	2,041,867		—		—		—		2,041,867

Total interest-earning assets	$449,042,814		$160,336,932		$702,073,896		$96,748,402		$1,408,202,044

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$207,571,700		$11,838		$—		$—		$207,583,538
Time certificates of deposit of $100,00 or more	129,860,277		182,432,236		61,277,925		—		373,570,438
All other time deposits	94,674,907		202,694,857		133,354,600		30,254,042		460,978,406
Nondeposit interest-bearing liabilities	80,560,040		24,654,571		60,000,000		70,000,000		235,214,611

Total interest-bearing liabilities	$512,666,924		$409,793,502		$254,632,525		$100,254,042		$1,277,346,993

Gap by period	$(63,624,110)		$(249,456,570)		$447,441,371		$(3,505,640)		$130,855,051

Cumulative gap	$(63,624,110)		$(313,080,680)		$134,360,691		$130,855,051		$130,855,051

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.88	x	0.39	x	2.76	x	0.97	x	1.10	x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.88	x	0.66	x	1.11	x	1.10	x	1.10	x

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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at September 30, 2008 indicate that the Company’s fair market value of equity would decrease 4.1%, 3.9%, and 1.8%, from an immediate and sustained parallel decrease in interest rates of 100, 200, and 300 basis points, respectively, and decrease 5.6%, 12.0%, and 18.6%, from a corresponding increase in interest rates of 100, 200, and 300 basis points, respectively.

Part I — Item 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of September 30, 2008.
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
Part II — Item 1A — Risk Factors
Other than the additional disclosure below, there have not been any material changes in the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.
          Liquidity is essential to the Company’s business. Our liquidity could be impaired by unforeseen outflows of cash that may arise due to circumstances that we may be unable to control, such as general market disruption or an operational problem that affects third parties or us. The Company must maintain sufficient funds to respond to the needs of depositors and borrowers. As part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments. These funding sources include Federal Home Loan Bank borrowings, proceeds from the sale of loans, brokered certificates of deposit and secured lines of credit from other financial institutions and the Federal Reserve Bank. If we were to become less than “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered certificates of deposit. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
From July 1, 2008 through September 30, 2008, we issued the following 2,296 shares of our Class A Common Stock upon the exercise of options to purchase such Common Stock granted to certain executive and non-executive employees under various stock option plans and exempt from registration pursuant to Rule 505 promulgated under the Securities Act of 1933, as amended (the “Act”).

	Number of Shares Issued
Date	Upon Exercise	Exercise Price	Proceeds
August 11, 2008	10,000	$2.50	$25,000
The table below contains information regarding the grant of stock options to purchase the Company’s Common Stock to directors, officers and employees of the Company and its subsidiaries, generally pursuant to the Company’s Incentive and Non-Qualified Stock Option Plans during the quarter ended September 30, 2008. The grants of such stock and options were exempt from registration pursuant to Rule 505 promulgated under the Act.

	Number of	Exercise	Date Exercisable/
Date	Options	Price	Vested	Expiration Date
August 5, 2008	10,000 Incentive	$7.50	August 5, 2009-1,667;	November 16, 2015
	Stock Options		August 5, 2010-3,334;
			August 5, 2011-3,333;
			August 5, 2012-1,666

September 16, 2008	500 Non-Qualified	$9.05	September 16,2009-250;	November 16, 2015
	Stock Options		September 16, 2010-250

September 16, 2008	5,000 Incentive	$8.30	Sept. 16, 2009-1,667;	November 16, 2015
	Stock Options		Sept. 16, 2010-1,667;
			Sept. 16, 2011-1,666
On July 1, 2008, the Company sold 5,206 shares of our Common Stock to officers and employees of the Company and our subsidiaries pursuant to our Employee Stock Purchase Plan pursuant to Rule 505 under the Act. Shares were sold at $5.95 per share, which was 85% of the closing sales price on June 30, 2008, totalling $30,976 in proceeds.
On August 5, 2008, the Company awarded 2,500 shares of our Common Stock to an employee in accordance with the employee’s initial employment arrangement pursuant to Rule 505 under the Act. The shares are subject to time vesting according to the following schedule: 1,000 shares vested on August 5, 2009 and 750 shares to vest on each of August 5, 2010 and 2011.

Part II — Item 3 — Defaults Upon Senior Securities
None.
Part II — Item 4 — Submission of Matters to Vote of Security Holders
None.
Part II — Item 5 — Other Information
(a)	None.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
Part II — Item 6 — Exhibits

Exhibit
Number	Description

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
Chief Executive Officer

By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Chief Financial Officer

Date: November 7, 2008