Form 10-K
period 2008-12-31
Reliance Bancshares, Inc.
filed 2009-03-30
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $73,881,780.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,770,781 shares of common stock outstanding as of March 16, 2009.

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
     The Company’s headquarters and executive offices are located at 10401 Clayton Road, Frontenac, Missouri, 63131, (314) 569-7200.
Available Information
     All of the Company’s reports required to be filed by Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be available or accessible free of charge, including copies of our future Annual Reports on Form 10-K, future Quarterly Reports on Form 10-Q, future Current Reports on Form 8-K, future Proxy Statements, and any amendments to those reports at our website with the address “www.reliancebancshares.com”. All reports will be made available as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also request any materials we file with the SEC from the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C., 20549, or by calling (800) SEC-0330. In addition, our filings with the SEC are electronically available via the SEC’s website at http://www.sec.gov.
     For general information about Reliance Bank and Reliance Bank, FSB, please visit our current websites at www.reliancebankstl.com and www.reliancebankfsb.com, respectively.

Recent Developments
     The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the United States Treasury Department (the “Treasury”) has the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to its authority under EESA, the Treasury created the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies.
     The Treasury has invested in the Company through the EESA and CPP. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no additional funds, to the Treasury in connection with the Company’s participation in the CCP.
     The Series A preferred stock will pay a dividend at the rate of 5% per annum for the first five years and 9% thereafter. Dividends are payable quarterly and each share has a liquidation amount of $1,000 and has liquidation rights in pari passu with other preferred stock, which is paid in liquidation prior to Company’s common stock. The Series B preferred stock will pay a dividend at the rate of 9% per annum, payable quarterly, and includes other provisions similar to the Series A preferred stock with liquidation at $1,000 per share.
     The funds received by the Company pursuant to the CCP were not included in any financial data or calculations for this filing as they were received after the end of the 2008 fiscal year. The application of funds within the Company will be discussed in full in the Company’s 10-Q filing for the first quarter of 2009, when the funds were received.
     The American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA, which will be further described in rules and regulations to be established, include among others: limits on compensation incentives, prohibitions on “golden parachute payments”, the establishment by publicly registered CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid. The full impact of the ARRA is not yet certain because additional regulatory action is required.
2008 Updates
     As of December 31, 2008, Reliance Bank branches numbered twenty (sixteen in Missouri and four in Illinois), and the total number of Reliance Bank, FSB branches was four. In 2008, Reliance Bank established another Illinois branch, which is located in Edwardsville, and another Missouri branch in Clayton.
     In November, 2007, Reliance Bank expanded its geographical footprint to the southwestern United States with one Loan Production Office in Houston, Texas, and a second in Phoenix, Arizona. These locations were selected for their growth and continuous increases in both the business and consumer sectors. These locations continued to grow in loan production through 2008. There were no branch expansions in the Houston or Phoenix markets in 2008 and there are no specific plans for any branching in 2009.
     At December 31, 2008, Reliance Bank’s total assets and total revenues represented 92.04% and 93.36%, respectively, of the Company’s consolidated total assets and total revenues. Reliance Bank, FSB’s total assets and total revenues represented 7.87% and 6.77%, respectively, of the Company’s consolidated totals as of and for the year ended December 31, 2008. Reliance Bank recorded net income of $3,124,814 and Reliance Bank, FSB incurred a net loss of $2,860,264 for the year ended December 31, 2008.
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
     In Reliance Bank and Reliance Bank FSB’s development we have focused largely on expansion through branching to create the customer convenience we feel is necessary to achieve our goals.
     We have established the desired amount of branches in the St. Louis metropolitan area and have no plans to continue branching in that area. This follows the original strategy of Reliance Bank. In lieu of aggressive branching, Reliance Bank will be more focused on building and maintaining a reliable presence in the St. Louis area through infrastructure growth and modification to provide as many services as our customers need. We will continue to focus on strengthening our commercial banking business, our external sales of various business services and our retail banking service product line.
     Reliance Bank, FSB has decided to adjust their initial strategy of aggressive branching and will focus on growing internally with the already established branches until the economy has recovered. The economic downturn and decline in real estate values, especially in the Southwest Florida market, has caused Reliance Bank, FSB to adapt to the current state of the economy and we feel that at this time a more direct concentration on strengthening our loan portfolio, commercial and retail banking will serve us and the community better than an aggressive branching strategy.

Market Area and Approach to Geographic Expansion
     Reliance Bank
     In the greater St. Louis Metropolitan Statistical Area, (“MSA”), which includes St. Louis bordering counties in Illinois, Reliance Bank has facilities in twenty locations and one freestanding automated teller machine (“ATM”). Reliance Bank strategically chose to locate these branches within six to seven miles of each other so as not to over-saturate any one municipality or area. Still, in any given area, customers are within a few miles of local branches. When choosing branch locations, we also focus on areas that we believe have high growth potential, a high concentration of closely-held businesses and a large number of professionals and executives. Typically, a high growth potential location consists of both commercial and residential development, which provides us with potential commercial and individual customers.
     Reliance Bank, FSB
     The current primary market area of Reliance Bank, FSB is Lee County on the southwest coast of Florida. Reliance Bank, FSB is headquartered in Fort Myers, Florida.
     Reliance Bank, FSB’s original strategy was to expand in Lee County and Collier County, in southwest Florida, as these areas have experienced high growth rates in recent years. However, with the unprecedented downturn in the economy, specifically in the Southwest Florida real estate market, Reliance Bank, FSB has amended its strategy for 2009 and does not plan on establishing any new branches while the economy is recovering. Reliance Bank, FSB plans to work within the community to build stronger customer relationships, deposit growth and loan production.
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
     Reliance Bank and Reliance Bank, FSB have both grown rapidly with aggressive branching in both markets. Because of the Company’s continued use of earnings for this expansion, we have not historically issued dividends and do not anticipate doing so in the foreseeable future. The Company has incurred significant expenses due to its aggressive organic growth plan. This increased expense has negatively impacted our short term earnings per share. Both Reliance Bank and Reliance Bank, FSB are comfortable with the amount of branches they have established in both areas and do not plan to expand in 2009.
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
Deposit Insurance: The Bank is FDIC-insured, and is therefore required to pay deposit insurance premium assessments to the FDIC.
     Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”) in 2006, the previously separate deposit insurance funds for banks and savings associations were merged into a single deposit insurance fund administered by the FDIC. The Bank’s deposits are insured up to applicable limitations by that deposit insurance fund.
     Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations that create a system of risk-based assessments. Under the regulations, there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter, at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets, such as the Bank, and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
     As of September 30, 2008, the reserve ratio of the deposit insurance fund fell to 0.76%. On October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC extended this time to seven years) and proposed rules increasing the assessment rate for deposit insurance and making adjustments to the assessment system. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment will range between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 12 and 14 basis points and the lowest rated institutions, those in Risk Category IV, will pay premiums of 50 basis points. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. Beginning April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate will be between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate will be 45 basis points. The final rule modifies the means to determine a Risk Category I institution’s initial base assessment rate. It also provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate will be between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate will be between 40 and 77.5 basis points.
     On February 27, 2009, the FDIC also adopted an interim rule, with a request for comments, that imposes an emergency special assessment of up to 20 basis points of an institution’s assessment base as of June 30, 2009, which will be collected on September 30, 2009. This interim rule also provides for possible additional special assessments of up to 10 basis points at the end of any calendar quarter whenever the FDIC estimates that the deposit insurance fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative.
     On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on December 31, 2009. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.

     In 2006, the FDIC adopted a final rule allocating a one-time assessment credit among insured financial institutions. This credit may be used to offset deposit insurance assessments (not to include FICO assessments) beginning in 2007.
     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance, if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of Reliance Bank.
     Reliance Bank, FSB
     Reliance Bank, FSB is a federally chartered thrift, and as such, is regulated by the same agencies as its affiliate, Reliance Bank. The principal difference is that the FSB’s primary regulator is the Office of Thrift Supervision (“OTS”) in lieu of the Missouri Division of Finance. As such, all of the above mentioned federal regulations apply to Reliance Bank, FSB. Additionally, under OTS regulations, Reliance Bank, FSB must maintain its standing as a “qualified thrift lender.” To maintain this status, it is required to comply with restrictions and limitations imposed by OTS regulations on the percentage of its loan portfolio that may be invested in different types of loans; specifically, Reliance Bank, FSB must maintain at least 65% of its loan portfolio in “qualified thrift investments,” which are essentially residential real estate loans. There are a wide variety of loans that qualify for this purpose.
Employees
     As of December 31, 2008, we had approximately 230 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.
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
The current economic environment poses challenges for us and could adversely affect our financial condition and results of operations.
     We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.
     Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a deepening of the national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our reserve for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
The impact of recent and future legislation may affect our business.
     Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. It is not clear at this time what impact the Emergency Economic Stabilization Act (“EESA”), Troubled Asset Relief Program (“TARP”), ARRA, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us.
     In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
Current levels of market volatility are unprecedented.
     The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected which, in turn, could adversely affect our business, financial condition and results of operations.
Additional increases in insurance premiums could affect our earnings..
     The FDIC insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased the deposit premiums as a result of bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum.
     The FDIC expects a higher ratio of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.  As discussed above, the FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized) effective January 1, 2009. Effective April 1, 2009, the plan also has made changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. Due to the anticipated continued failures of unaffiliated

FDIC-insured depository institutions, the increased premiums noted above, and the full utilization of the Bank’s one-time insurance assessment credit in 2008, we anticipate that our FDIC deposit insurance premiums will be higher in 2009 than in 2008 and could increase significantly in the future which would adversely impact our future earnings.
A future reduction in liquidity in the banking system could increase our costs.
     The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Company or reducing the availability of funds to the Company to finance its existing operations.
Difficult market conditions have adversely affected our industry.
     We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Our business is impacted by the local economies in which we operate.
     Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the St. Louis and Fort Myers metropolitan areas, our success depends to a significant extent upon economic conditions in the St. Louis and Fort Myers metropolitan areas. Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorder, terrorism, weather-related conditions and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the St. Louis or Fort Myers metropolitan areas could adversely affect the value of our assets, revenues, results of operations and financial condition. Our loan production offices (“LPOs”) in Phoenix and Houston could also be impacted by local economies in regards to loan production and growth. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
If the value of real estate in the St. Louis and Fort Myers metropolitan areas were to continue to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
     With most of our loans concentrated in the St. Louis and Fort Myers metropolitan areas at this time, a continued decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A continued decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans.

Additionally, the subsequent decrease in asset quality could require additions to our reserve for possible loan losses through increased provisions for loan losses, which would hurt our profits. Also, a further decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters. A negative development in any of these factors could adversely affect our results of operations and financial condition.
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
     At December 31, 2008, our reserve for possible loan losses as a percentage of total loans was 1.14%. Federal and state regulators, as an integral part of their examination process, periodically review our reserve for possible loan losses and may require us to increase our reserve for possible loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our reserve for possible loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
     Our assets have increased $1.3 billion, or 425%, from approximately $300 million at December 31, 2003 to approximately $1.6 billion at December 31, 2008, primarily due to increases in commercial real estate loans, construction and land development loans, residential and other commercial loans. Our business strategy includes plans to continue to grow the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us, in part, to attract customers that currently bank at other financial institutions in our markets, thereby increasing our shares in these markets. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth effectively. There can be no assurance that these growth opportunities will be available or that we will effectively manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed. Our growth strategy includes risks such as:
•	Lower earnings caused by increased expenses incurred at these new locations;

•	Inability to achieve a level of growth that is translated into profitable operations;

•	Inability to access capital to fund growth;

•	Inaccurate estimates and judgments as to the desirability or profitability of a particular location, market, bank, thrift or business;

•	Lack of understanding or faulty assessment of new types of businesses or markets where such banks, thrifts or businesses are located;

•	Potential exposure to liabilities of acquired banks, thrifts or other businesses;

•	Failure to properly evaluate the credit, operations, locations, management and market risks of acquired banks, thrifts or businesses;

•	Problems in successfully integrating operations and personnel;

•	Failure to achieve economies of scale and anticipated cost savings;

•	Diversion of management’s time and attention and potential disruption of existing business relationships; and

•	Dilution of Reliance shareholders’ Common Stock ownership if equity is used as the consideration for acquisitions.
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
     We are subject to extensive regulation, supervision and examination by the Federal Reserve, OTS, the Missouri Division of Finance, its chartering authorities, and by the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which we may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Banks. The regulation and supervision by the Federal Reserve, OTS, the Missouri Division of Finance and the FDIC are not intended to protect the interests of investors in our Common Stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our reserve for possible loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. As an example, the GLBA eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. We will incur additional expenses as a publicly reporting company as a result of compliance costs associated with the SEC’s public reporting requirements. In addition, SOX and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audits and maintaining our internal controls.
ITEM 1b. Unresolved Staff Comments
     None.
Item 2. Properties
     Our executive offices are located at 10401 Clayton Road, Frontenac, Missouri, 63131. As of December 31, 2008, the Company’s subsidiary, Reliance Bank, had twenty banking locations and one freestanding ATM in Missouri and four locations in Illinois. Reliance Bank owns twenty of the banking facilities and leases the remaining five. The leases are ground leases that expire between 2015 and 2026 and include one or more renewal options.
     As of December 31, 2008, the Company’s subsidiary, Reliance Bank, FSB, had four locations in Florida. Reliance Bank, FSB leases two of these locations for temporary branches and owns the other two locations.
     As of December 31, 2008, the Company’s subsidiary, Reliance Loan Center in Phoenix, Arizona had one leased location.
     As of December 31, 2008, the Company’s subsidiary, Reliance Loan Center in Houston, Texas had one leased location.

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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders in the quarter ended December 31, 2008.
Item 5. Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities
     The Class A Common Stock of the Company, par value $0.25 (the “Common Stock”), is not registered under the Securities Act of 1933, as amended, however is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol “RLBS,” but the Company is unaware as to any transactions involving its Common Stock other than occasional trades and private transactions between shareholders and third parties.
     The high and low price per share paid for the Common Stock as determined by reference to offering prices of the Common Stock during the previous two fiscal years are reflected in the following table:

	High	Low
2008
First Quarter	$12.00	$7.00
Second Quarter	$10.10	$6.25
Third Quarter	$11.00	$6.10
Fourth Quarter	$7.75	$4.40
2007
First Quarter	$12.50	$12.50
Second Quarter	$15.00	$12.50
Third Quarter	$15.00	$11.00
Fourth Quarter	$15.00	$10.50
As of March 26, 2009 there were approximately 739 holders of our Common Stock.
Dividends
     The Company has never paid any cash dividends and has no current intention to pay dividends in the immediate future due to Company’s aggressive growth strategy.
     The following Stock Performance Graph and related information should not be deemed “soliciting material” or to be “filed” with the SEC nor shall such performance be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
     The following graph compares the Company’s cumulative stockholder return on its common stock from June 26, 2007 through December 31, 2008, the measurement period. The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index on June 26, 2007 and reinvestment of all quarterly dividends. The investment is measured as of the fiscal year end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar results as shown in the graph.
Stock Performance Graph

	Period Ending
Index	06/26/07	09/30/07	12/31/07	03/31/08	06/30/08	09/30/08	12/31/08
Reliance Bancshares, Inc.	100.00	102.22	93.33	88.98	62.22	66.67	45.24
NASDAQ Composite	100.00	104.95	103.03	88.54	89.08	81.26	61.26
SNL $1B-$5B Bank Index	100.00	97.66	84.90	85.03	66.04	84.60	70.42

Recent Sales of Unregistered Equity Securities
     On November 5, 2008, we issued options to purchase 500 shares of Common Stock each to two of our Directors pursuant to our 2005 Non-Qualified Stock Option Plan. The options vest in three equal annual installments beginning with the first anniversary of the date of grant, have an exercise price of $8.15 per share and expire ten years from the date of grant. On the same date, we issued an option to purchase 20,000 shares of Common Stock to an employee pursuant to our 2005 Incentive Stock Option Plan in connection with the terms of his employment. The option vests in three equal annual installments beginning with the first anniversary of the date of grant, has an exercise price of $7.40 per share and expires ten years from the date of grant. These grants were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
     In addition, on December 31, 2008, we sold 6,377 shares of our Common Stock to certain officers and employees of the Company under our employee stock purchase program in reliance on Section 4(2) of the Securities Act. These shares were sold at $4.4625 per share, totaling $28,457.36 in proceeds.

Item 6. selected financial data
     The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2008. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the
	Years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data and ratios)
Statements of income:
Total interest income	$78,442	$63,864	$48,024	$31,293	$16,870
Total interest expense	41,715	37,609	26,227	15,236	6,946

Net interest income	36,727	26,255	21,797	16,057	9,924
Provision for possible loan losses	11,148	3,187	2,200	2,333	1,066

Net interest income after provision for possible loan losses	25,579	23,068	19,597	13,724	8,858
Total noninterest income	2,450	1,799	1,247	511	696
Total noninterest expense	29,428	22,290	16,605	11,449	7,490

Income (loss) before income taxes	(1,399)	2,577	4,239	2,786	2,064
Income tax expense (benefit)	(1,080)	462	1,223	863	642

Net Income (loss)	$(319)	$2,115	$3,016	$1,923	$1,422

Common share data:
Basic net income (loss) per share	(0.02)	$0.10	$0.16	$0.12	$0.11
Diluted net income (loss) per share	(0.02)	0.10	0.15	0.12	0.10
Dividends declared per share	—	—	—	—	—
Book value per share	6.73	6.76	6.31	5.06	4.89
Tangible book value per share	6.67	6.70	6.24	4.98	4.80
Weighted average shares-basic	20,670	20,343	18,685	16,095	13,258
Weighted average shares-diluted	21,063	21,337	19,548	16,681	13,600
Shares outstanding-end of period	20,771	20,682	19,571	18,242	14,957
Period-end balances:
Loans, net	$1,240,191	$902,053	$660,318	$467,402	$297,248
Investment securities	202,724	163,645	191,866	189,779	121,510
Total assets	1,573,989	1,136,152	900,799	702,462	443,769
Deposits	1,228,047	834,576	678,597	576,425	331,683
Short-term borrowings	63,919	88,325	70,463	16,847	31,809
Long-term borrowings	136,000	68,000	24,300	14,300	5,800
Stockholders’ equity	139,609	139,891	123,497	92,216	73,206

Average balances:
Loans	$1,115,216	$770,523	$546,122	$397,584	$240,550
Investment securities	176,914	177,572	202,273	145,887	108,909
Total assets	1,366,110	1,006,628	786,014	588,312	377,481
Deposits	1,006,763	777,450	629,588	473,540	296,698
Short-term borrowings	88,749	49,422	26,475	17,155	13,110
Long-term borrowings	125,118	39,403	15,881	11,423	5,800
Stockholders’ equity	138,394	134,548	109,940	83,324	60,662

Selected ratios:
Net yield on earning assets	2.87%	2.80%	2.94%	2.90%	2.82%
Return on average total assets	(0.02%)	0.21%	0.38%	0.33%	0.38%
Return on average stockholders’ equity	(0.23%)	1.57%	2.74%	2.31%	2.34%
Average stockholders’ equity as a percent of average total assets	10.13%	13.37%	13.99%	14.16%	16.07%
Nonperforming loans as a percent of loans at year-end	2.94%	1.95%	0.77%	0.65%	0.87%
Reserve for possible loan losses as a percent of loans at year-end	1.14%	1.06%	1.06%	1.10%	1.04%

Note:	All share and per share information has been retroactively restated for a two-for-one stock split and concurrent reduction in par value of $0.50 to $0.25, effective December 29, 2006.

Item 7.	Management’s discussion and analysis of financial condition and results of operations
     The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for each of the years in the three-year period ended December 31, 2008. All share and per share information has been restated for the two-for-one stock split and concurrent 50% reduction in the par value of the Company’s Common Stock approved by the Company’s shareholders on December 22, 2006. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with “Selected Financial Data,” the Company’s consolidated financial statements and the notes thereto and other financial data appearing elsewhere herein.
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
Overview
     The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the twenty-four locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company also operates loan production offices in the Houston, Texas and Phoenix, Arizona. The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through December 31, 2008, Reliance Bank has added twenty branch locations and one freestanding automated teller machine in the St. Louis metropolitan area of Missouri and Illinois and has grown its total assets, loans and deposits to $1.4 billion, $1.2 billion, and $1.1 billion, respectively at December 31, 2008. Included in the twenty branch locations noted above, effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. This Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a loan production office in Ft. Myers, Florida on July 1, 2004. During the fourth quarter of 2007, Reliance Bank opened loan production offices in Houston, Texas and Phoenix, Arizona. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank loan production office were transferred to Reliance Bank, FSB. During 2007, Reliance Bank, FSB added three additional branch locations in southwestern Florida.
     At December 31, 2008, Reliance Bank’s total assets and total revenues represented 92.04% and 93.36%, respectively, of the Company’s consolidated total assets and total revenues. Reliance Bank, FSB’s total assets and total revenues represented 7.87% and 6.77%, respectively, of the Company’s consolidated totals as of and for the year ended December 31, 2008. Reliance Bank recorded net income of $3,124,814 and Reliance Bank, FSB incurred a net loss of $2,860,264 for the year ended December 31, 2008.
     During 2008, the Company completed building its St. Louis metropolitan branch network. The Company plans to continue building its branch network in southwestern Florida, with three additional branches planned; however, the building of these branches has been suspended while management focuses on Reliance Bank, FSB’s profitability. The Company’s branch expansion plans are designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida, to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets. The

Houston and Phoenix LPO’s are intended to benefit from commercial and residential lending and fee income generation opportunities in these larger and historically higher growth markets.
     The St. Louis metropolitan, southwestern Florida, Houston and Phoenix markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
     The Company’s total consolidated assets increased to $1.6 billion at December 31, 2008, with loans and deposits increasing to $1.3 billion and $1.2 billion, respectively, at the end of 2008, primarily as a result of the Company’s continued emphasis on growth to improve its market share. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Three Reliance Bank branches were opened in 2008, six Reliance Bank branches were opened in 2006, one Reliance Bank branch was opened in 2005, and four Reliance Bank branches were opened in 2004. Three Reliance Bank, FSB branches were opened in 2007, one branch was opened in 2006.
     The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of 13 such offerings since its inception and has sold 20,770,781 shares of Company Common Stock for a total of $129.4 million through December 31, 2008.
     The Company’s consolidated net income/(loss) for the years ended December 31, 2008, 2007, and 2006 totaled $(319,230), $2,114,947, and $3,016,265, respectively. While the Company’s consolidated total assets and net interest income continue to grow, the Company has continued to experience pricing pressures on its loans and deposits, and the provision for possible loan losses was increased due to an increase in nonperforming loans, resulting from a decline in real estate market values in which the Company’s banking subsidiaries operate and the overall economic downturn experienced nationally. These factors and their effect on the Company’s results of operations are discussed in more detail below.
     Net interest income for the years ended December 31, 2008, 2007, and 2006 totaled $36,727,292, $26,254,464, and $21,797,105, respectively. This growth in net interest income resulted from the growth in interest income on an increasing level of interest-earning assets during this time period, with an increasingly proportionate share of such interest-earning assets being comprised of loans, which are the Company’s highest interest-earning assets. Total interest income was $78,442,560, $63,863,512, and $48,024,271, for the years ended December 31, 2008, 2007, and 2006, respectively.
     Holding down the net interest income earned by the Company during these periods was an increasing cost of funds on an increasing total of interest-bearing liabilities. Interest expense incurred on interest-bearing liabilities for the years ended December 31, 2008, 2007, and 2006 totaled $41,715,268, $37,609,048, and $26,277,166, respectively.
     The decline of the real estate market that has transpired over the past several months on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed in prior years. As a result, the Company has experienced an increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $52.2 million at December 31, 2008, compared with $22.7 million at December 31, 2007. The reserve for possible loan losses as a percentage of net outstanding loans was 1.14% and 1.06% at December 31, 2008 and 2007, respectively. Net charge-offs for the year ended December 31, 2008 totaled $6,527,189 compared with $602,520 for the year ended December 31, 2007. The provision for possible loan losses charged to expense for the years ended December 31, 2008 and 2007 was $11,148,000 and $3,186,500, respectively. The increase in the provision for loan losses was a direct reaction to the declining real estate market. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management”.
     As the Company has grown its assets, the total of noninterest income has grown and new products have been introduced. Total noninterest income for 2008, 2007, and 2006 was $2,449,182, $1,799,256, and

$1,247,168, respectively. During each of the three annual periods, the Company sold certain of its investment securities to eliminate mismatches in its asset/liability mix as the Banks were growing. In 2006, interest rates stabilized after a period of increasing rates and the Company had gains on investment sales of only $13,586. In 2007, in a declining rate environment, the Company had net gains on investments sales of $157,011. In 2008, interest rates continued their decline and the Company had gains on investment sales of $321,113. Securities that were sold in 2007, 2006, and 2005 to more effectively align the Company’s asset/liability mix totaled $35,428,956, $9,584,621, and $8,411,900, respectively.
     The Company’s fixed rate mortgage lending operation was established to arrange for long-term fixed rate commercial real estate financing with institutional investors. Such transactions resulted in commission income of $233,095 in 2008 and $442,327 in 2007. Residential mortgage lending operations (in which fixed rate loans are originated and sold in the secondary market) were also expanded beginning in 2007. Total income for these secondary market activities was $391,849 in 2008 and $226,870 in 2007. Deposit service charge income also increased due to a larger deposit base. Deposit service charge revenues for 2008, 2007 and 2006 were $796,653, $509,352, and $379,242, respectively.
     Noninterest expenses have increased significantly during the three-year period ended December 31, 2008, resulting from the Company’s branch expansion program and increased level of problem assets. Total noninterest expense was $29,427,590, $22,290,307, and $16,605,255, for the years ended December 31, 2008, 2007, and 2006, respectively.
     The Company’s effective tax rate for the years ended December 31, 2008, 2007, and 2006 was 77.18%, 17.93%, and 28.85%, respectively. The change in effective tax rates during these periods is a result of an increasing level of tax-exempt interest income and its effect on a relatively small pre-tax income/loss.
     The Company’s basic and diluted earnings per share during the three-year period ended December 31, 2008 reflect the Company’s focus on growth in equity ownership and total assets, loans and deposits, with less of an emphasis on short-term earnings per share. Basic earnings (loss) per share for the years ended December 31, 2008, 2007, and 2006 were $(0.02), $0.10, and $0.16, respectively. On a diluted basis, earnings (loss) per share for the years ended December 31, 2008, 2007, and 2006 were $(0.02), $0.10, and $0.15, respectively.
     Following are certain ratios generally followed in the banking industry for Reliance Bancshares, Inc. for the years ended December 31, 2008, 2007, and 2006:

	As of and for the
	Years Ended December 31,
	2008	2007	2006
Percentage of net income (loss) to:
Average total assets	(0.02)%	0.21%	0.38%
Average stockholders’ equity	(0.23)%	1.57%	2.74%
Percentage of common dividends declared to net income per common share	—	—	—
Percentage of average stockholders’ equity to average total assets	10.13%	13.37%	13.99%
Critical Accounting Policies
     The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout this “Management’s

Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006 included elsewhere herein.
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
Results of Operations for the Three-Year Period Ended December 31, 2008
     Net Interest Income
     The Company’s net interest income increased by $10,472,828 (39.89%) to $36,727,292 for the year ended December 31, 2008 from the $26,254,464 earned for the year ended December 31, 2007, which was an increase of $4,457,359 (20.45%) from the $21,797,105 earned in 2006. The Company’s net interest margin for the years ended December 31, 2008, 2007, and 2006 was 2.83%, 2.80%, and 2.94%, respectively.
     Average earning assets for 2008 increased $343,181,328 (35.86%) to $1,300,080,569 from the level of $956,899,241 for 2007. Average earning assets for 2007 increased $201,367,849 (26.65%) from the level of $755,531,392 for 2006. This strong growth in interest-earning assets was primarily due to the growth in the loan portfolio. Total average loans grew $344,693,406 (44.73%) in 2008 to $1,115,216,426 from the level of $770,523,020 for 2007, which was an increase of $224,400,803 (41.09%) from the level of $546,122,217 for 2006. The Company’s addition of LPO’s in Houston and Phoenix, the expanding branch program and the economies of the markets in which such branches are located, were the primary reasons for this strong growth in the Company’s loan portfolio during this three-year period.
     Total average investment securities for 2008 decreased $658,241 (0.37%) to $176,913,690 from the level of $177,571,931 for 2007, which was a decrease of $24,701,073 (12.21%) from the level of $202,273,004 for 2006. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipality deposits over FDIC insurance limits, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. As the Company’s deposits grow, a certain percentage of such deposits are invested in investment securities for these specific purposes. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $180,767,000, $156,904,000, and $150,797,000 at December 31, 2008, 2007, and 2006, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $42,940,000 as additional collateral to secure public funds at December 31, 2008.
     Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the years ended December 31, 2008, 2007, and 2006 were $7,334,498, $8,804,290, and $7,136,171 respectively.
     A key factor in increasing the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. Average loans as a percentage of average earning assets were 85.78% for 2008, which was a 526 basis point increase over the 80.52% percentage achieved in 2007, which was a 824 basis point increase over the 72.28% percentage achieved in 2006.
     Funding the Company’s growth in interest-earning assets has been a challenge in the markets in which the Company’s banking subsidiaries operate. With the stock market rebounding through 2007 from its depressed levels in 2004 and 2003, deposits were not as plentiful in the banking market overall, until the second half of 2007, when a declining real estate economy significantly reduced loan demand. The stock market has since also declined from its record levels in 2007. Additionally, the St. Louis metropolitan area has added ten new banks in the past three years (as well as several institutions such as Reliance Bank adding numerous branches), resulting in an intensely competitive environment for customer deposits. Competition for deposits in southwestern Florida is equally as intense as the market for deposits in the St. Louis metropolitan area. As a result, the Company has had to supplement its deposit growth with alternate funding sources, including short-term overnight borrowings from unaffiliated financial institutions, sweep repurchase agreement borrowing arrangements with several of the Company’s larger depositors, and longer term advances from the Federal Home Loan Banks. Additionally, the inflated rates at which deposits have been offered in such competitive markets have served to offset the gains achieved in the Company’s net interest margin from loan growth.
     Total average interest-bearing deposits for 2008 increased $217,930,791 (29.75%) to $950,539,070 from the level of $732,608,279 for 2007, which was an increase of $138,029,991 (23.21%) from the level of $594,578,288 for 2006. This increase in deposits over the three-year period resulted from the Company’s aggressive branch expansion and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.
     The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions, securities sold under sweep repurchase agreements with larger deposit customers, and a short term note payable obtained in 2008 by the Company in the amount of $7,000,000. The average balances of such borrowings for the years ended December 31, 2008, 2007, and 2006 totaled $88,748,506, $49,178,929, and $26,474,859, respectively. Securities sold under sweep repurchase agreements have continued to provide a stable source of funding from certain of the Company’s larger depositors. The Banks have also borrowed more funds on an overnight basis from unaffiliated financial institutions to fund their short term liquidity needs due to favorable wholesale borrowing rates.
     The Company also increased its longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets. During the three year period ended December 31, 2008. Average longer-term borrowings were $125,117,708, $39,646,040, and $15,880,822, for 2008, 2007, and 2006, respectively.

     The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as total funding sources):

	2008	2007	2006
Average deposits:
Noninterest-bearing	4.61%	5.18%	5.21%

Interest-bearing:
Transaction accounts	13.29	18.39	11.30
Savings	4.30	6.97	16.46
Time deposits of $100,000 or more	27.85	25.95	23.12
Other time deposits	32.43	33.26	37.61

Total average interest-bearing deposits	77.87	84.57	88.49

Total average deposits	82.48	89.75	93.70

Short-term borrowings:	7.27	5.67	3.94
Longer-term advances from Federal Home Loan Bank	10.25	4.58	2.36

	100.00%	100.00%	100.00%

     The composition of the Company’s deposit portfolio has fluctuated as new branches were added, which has served to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has not been achieved. Throughout the three-year period ended December 31, 2008, the Company’s most significant funding source has been certificates of deposit, which comprised 60.28% of total average funding sources in 2008, as compared with 59.21% in 2007, and 60.73% in 2006. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates. The use of Federal Home Loan Bank borrowings has increased significantly in the second half of 2008, as the rates on such instruments were more attractive than retail deposits.
     The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Change From 2008 to 2007 Due to			Change From 2007 to 2006 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total

Interest income:
Loans	$22,321,195	$(7,082,820)	$15,238,375	$16,031,765	205,025	16,236,790
Investment securities:
Taxable	11,848	(360,164)	(348,316)	(1,615,119)	578,284	(1,036,835)
Exempt from Federal income taxes	(16,286)	122,591	106,305	435,587	(407,001)	28,586
Short-term investments	(71,243)	(229,499)	(300,742)	83,042	89,628	172,670

Total interest income	22,245,514	(7,549,892)	14,695,622	14,935,275	465,936	15,401,211

Interest expense:
Interest bearing transaction accounts	123,783	(3,086,475)	(2,962,692)	3,508,501	311,632	3,820,133
Savings accounts	(212,642)	(642,000)	(854,642)	(1,560,898)	(522,317)	(2,083,215)
Time deposits of $100,000 or more	4,978,501	(2,678,056)	2,300,445	3,196,604	2,095,747	5,292,351
Other time deposits	4,564,626	(1,832,573)	2,732,053	1,633,732	582,535	2,216,267

Total deposits	9,454,269	(8,239,104)	1,215,164	6,777,939	2,467,597	9,245,536
Short-term borrowings	1,339,160	(1,429,732)	(90,572)	1,107,574	(47,335)	1,060,239
Long-term borrowings	3,299,642	(318,014)	2,981,628	1,069,676	6,431	1,076,107

Total interest expense	14,093,070	(9,986,850)	4,106,220	8,955,189	2,426,693	11,381,882

Net interest income	$8,152,443	2,436,959	$10,589,402	$5,980,086	(1,960,757)	4,019,329

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.

NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     Provision for Possible Loan Losses
     The provision for possible loan losses charged to earnings for the years ended December 31, 2008, 2007, and 2006 totaled $11,148,000, $3,186,500, and $2,200,000, respectively. During this same time period, the Company incurred net charge-offs of $6,527,189 in 2008, $602,520 in 2007, and $312,001 in 2006. During Reliance Bank’s first three years of existence (1999, 2000, and 2001), it was required by the Missouri Division of Finance to maintain a minimum reserve for possible loan losses of at least 1.0% of net outstanding loans. Reliance Bank, FSB has a similar requirement through the year ended December 31, 2008. Accordingly, since its inception, the Company has sought to maintain its reserve for possible loan losses at a level of approximately 1.00% to 1.10% of net outstanding loans. At December 31, 2008, 2007, and 2006, the reserve for possible loan losses as a percentage of net outstanding loans was 1.14%, 1.06%, and 1.06%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 38.72%, 54.57%, and 137.94% at December 31, 2008, 2007, and 2006, respectively. The decline of the real estate market has resulted in an increase in the level of nonperforming loans and a higher provision for loan losses during 2008. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
     Noninterest Income
     Total noninterest income for the year ended December 31, 2008 excluding security sale gains and losses, increased $485,824 (29.58%) to $2,128,069 from the $1,642,245 earned for the year ended December 31, 2007, which had increased $408,663 (33.13%) over the $1,233,582 earned for the year ended December 31, 2006. Additionally, service charges on deposits increased significantly in 2008, increasing $287,301 (56.41%) to $796,653 in 2008 from the $509,352 earned in 2007, which was an increase of $130,110 (34.31%) from the $379,242 earned in 2006, due to the increased level of customer deposits and the fees generated by the Banks’ overdraft privilege programs. Other noninterest income for 2008 increased $198,523 (17.52%) to $1,331,416 from the $1,132,893 earned in 2007, which was an increase of $278,553 (32.60%) from the $854,340 earned in 2006, due to income generated from the Company’s residential mortgage lending operations. Total revenues from these activities for the years ended December 31, 2008 and 2007 was $391,849 and $226,870, respectively. Even with the decline of the real estate market, the secondary market has continued to remain relatively strong, but only at certain price points.
     Reliance Bank recorded net security sale gains of $321,113 in 2008, compared with net security sale gains of $157,011 and $13,586 in 2007 and 2006, respectively. From time to time, the Company will sell certain of its available-for-sale investment securities for short-term liquidity purposes or longer-term asset/liability management reasons. See further discussion below in the section entitled “Liquidity and Rate Sensitivity Management.”
     Noninterest Expense
     Noninterest expense increased $7,137,283 (32.02%) for the year ended December 31, 2008 to $29,427,590 from the $22,290,307 incurred for the year ended December 31, 2007, which was a $5,685,052 (34.24%) increase over the $16,605,255 of noninterest expenses incurred for the year ended December 31, 2006. Most of the categories of noninterest expense increased during 2008 and 2007 due to the addition of six new branches and two loan production offices during that time period. The largest single component of the increase in noninterest expense for 2008, 2007, and 2006 was the category of salaries and employee benefits. Total personnel costs increased $2,841,931 (21.74%) in 2008 to $15,915,090 from the $13,073,159 of personnel costs incurred in 2007, which was an increase of $2,993,558 (29.70%) from the $10,079,601 of personnel costs incurred for 2006. Due to the slowing economy, the Company has placed the opening of any new branches on hold.

     The increased number of branches has resulted in a growing level of occupancy and equipment expenses (including leases for temporary facilities during construction) during the three years ended December 31, 2008. Total occupancy and equipment expenses increased $1,114,798 (32.90%) to $4,503,125 in 2008 from the $3,388,327 incurred in 2007, which had increased $927,585 (37.70%) from the $2,460,742 incurred in 2006.
     Total data processing expenses for 2007 increased $381,769 (25.46%) to $1,880,968, from the $1,499,199 incurred in 2007, which had increased $425,010 (39.57%) from the $1,074,189 incurred in 2006. The increased number of customer accounts and additional new products offered has resulted in an increase in data processing expenses during the three years ended December 31, 2008.
     Other real estate expense increased significantly in 2008 to $1,582,598, which was an increase of $1,276,061 (416.28%) over the $306,537 of other real estate expenses incurred in 2007. The decline of the real estate market has resulted in the Company foreclosing on several loans to secure the underlying collateral. This increase in expense is consistent with the significant increase in other real estate owned properties on the Company’s books during this time. Other real estate owned totaled $15,289,170 on the consolidated balance sheet at December 31, 2008.
     The Company’s FDIC assessment has increased significantly during the three year period ended December 31, 2008, and is expected to increase even more significantly in 2009. This assessment increased $350,435 (62.40%) in 2008 to $912,093, from the $561,579 paid in 2007, which was an increase of $479,226 (580.51%) from the $32,353 paid in 2006. The increased assessments result from a combination of the Bank’s deposit growth and increased assessment rates due to the problems currently facing the banking industry.
     Income Taxes
     Applicable income tax expenses (benefits) totaled $(1,079,886) for the year ended December 31, 2008, compared with $461,966 and $1,222,753 for the years ended December 31, 2007 and 2006, respectively. The effective tax rates for 2007, 2006, and 2005 were 77.18%, 17.93%, and 28.85%. The changes in effective tax rates during the three-year period ended December 31, 2008 is a result of an increasing level of investment income that is exempt from Federal income taxes and its overall effect on a relatively small pretax income or loss amount.
Financial Condition
     Total assets of Reliance Bancshares, Inc. grew $437,836,796 (38.54%) to $1,573,989,218 at December 31, 2008, from $1,136,152,422 at December 31, 2007, which had increased $235,353,213 (26.13%) in 2007 from $900,799,209 at December 31, 2006. This growth resulted from the Company’s continued emphasis on increasing its market share of loans and deposits with its branch expansion program, establishment of LPO’s in the Houston and Phoenix markets, a strong capital base, and competitive pricing of banking products.
     Total deposits of Reliance Bancshares, Inc. grew $393,470,850 (47.15%) to $1,228,047,299 at December 31, 2008, from $834,576,449 at December 31, 2007, which had increased $155,979,444 (22.99%) from $678,597,005 at December 31, 2006. This growth in deposits resulted from the Company’s aggressive branch expansion program and competitive pricing on deposit products.
     Total short-term borrowings of Reliance Bancshares, Inc. declined $24,406,071 (27.63%) to $63,918,844 at December 31, 2008, from $88,324,915 at December 31, 2007, which had increased $17,862,394 (25.35%) from $70,462,521 at December 31, 2006. Short-term borrowings will fluctuate significantly based on short-term liquidity needs. Longer-term borrowings have increased significantly during 2008. Total longer-term advances from the Federal Home Loan Bank grew $68,000,000 (100.0%) to $136,000,000 at December 31,

2008, from $68,000,000 at December 31, 2007, which had increased $43,700,000 (179.84%) from $24,300,000 at December 31, 2006. These longer-term fixed rate advances are used as an alternative funding source and are matched up with longer-term fixed rate assets.
     Total loans increased $343,238,704 (37.64%) to $1,255,198,940 at December 31, 2008, from $911,960,236 at December 31, 2007, which had increased $244,258,597 (36.58%) from the $667,701,639 of total loans at December 31, 2006. Company management has emphasized the need to grow the loan portfolio to improve the Company’s net interest margin, without, however, sacrificing the quality of the Company’s assets.
     Investment securities, all of which are maintained as available-for-sale, increased $39,078,846 (23.88%) to $202,724,064 at December 31, 2008, from the $163,645,218 at December 31, 2007, which had decreased $28,221,082 (14.71%) from the $191,866,300 of investment securities maintained at December 31, 2006. The Company’s investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company’s loan portfolio, as described above. Rates offered on investment grade and low risk bonds have continued to remain very low in the current economic market.
     Total capital at December 31, 2008, 2007, and 2006 was $139,608,880, $139,890,973, and $123,496,592, respectively, with capital-to-asset percentages of 8.87%, 12.31%, and 13.71%, respectively. Since its inception, the Company has had thirteen separate private placement offerings of its Common Stock to accredited investors.
     The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Year Ended December 31, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,115,216,426	81.63%	$70,359,648	6.31%
Investment securities:
Taxable	140,303,564	10.27	6,392,737	4.56
Exempt from Federal income taxes (3)	37,226,081	2.72	2,149,879	5.78
Short-term investments	7,334,498	0.55	188,793	2.57

Total earning assets	1,300,080,569	95.17	79,091,057	6.03

Nonearning assets:
Cash and due from banks	14,090,695	1.03
Reserve for possible loan losses	(11,776,516)	(0.86)
Premises and equipment	44,063,019	3.23
Other assets	20,267,994	1.48
Available-for-sale investment market valuation	(615,955)	(0.05)

Total nonearning assets	66,029,237	4.83

Total assets	$1,366,109,806	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$162,299,967	11.88%	3,787,690	2.33%
Savings	52,455,044	3.84	942,446	1.80
Time deposits of $100,000 or more	339,942,549	24.88	13,668,035	4.02
Other time deposits	395,841,510	28.98	16,252,548	4.11

Total interest-bearing deposits	950,539,070	69.58	34,650,719	3.65
Long-term borrowings	125,117,708	9.16	4,774,541	3.82
Short-term borrowings	88,748,506	6.49	2,290,008	2.58

Total interest-bearing liabilities	1,164,405,284	85.23	41,715,268	3.58

Noninterest-bearing deposits	56,223,479	4.12
Other liabilities	7,087,530	0.52

Total liabilities	1,227,716,293	89.87
STOCKHOLDERS’ EQUITY	138,393,513	10.13

Total liabilities and stockholders’ equity	$1,366,109,806	100.00%

Net interest income			$37,375,789

Net yield on earning assets				2.87%

	Year Ended December 31, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$770,523,020	76.54%	$55,121,273	7.15%
Investment securities:
Taxable	140,049,973	13.91	6,741,053	4.81
Exempt from Federal income taxes (3)	37,521,958	3.73	2,043,574	5.45
Short-term investments	8,804,290	0.88	489,535	5.56

Total earning assets	956,899,241	95.06	64,395,435	6.73

Nonearning assets:
Cash and due from banks	10,345,818	1.03
Reserve for possible loan losses	(7,846,708)	(0.78)
Premises and equipment	37,758,227	3.75
Other assets	10,185,896	1.01
Available-for-sale investment market valuation	(714,086)	(0.07)

Total nonearning assets	49,729,147	4.94

Total assets	$1,006,628,388	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$159,338,600	15.83%	6,750,382	4.24%
Savings	60,373,225	6.00	1,797,088	2.98
Time deposits of $100,000 or more	224,805,601	22.33	11,367,590	5.06
Other time deposits	288,090,853	28.62	13,520,495	4.69

Total interest-bearing deposits	732,608,279	77.78	33,435,555	4.56
Long-term borrowings	39,646,040	3.91	1,792,913	4.52
Short-term borrowings	49,178,929	4.91	2,380,580	4.84

Total interest-bearing liabilities	821,433,248	81.60	37,609,048	4.58

Noninterest-bearing deposits	44,841,777	4.45
Other liabilities	5,805,815	0.58

Total liabilities	872,080,840	86.63
STOCKHOLDERS’ EQUITY	134,547,548	13.37

Total liabilities and stockholders’ equity	$1,006,628,388	100.00%

Net interest income			$26,786,387

Net yield on earning assets				2.80%

     (continued)

	Year Ended December 31, 2006
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$546,122,217	69.48%	$38,835,279	7.11%
Investment securities:
Taxable	174,199,518	22.16	7,777,888	4.46
Exempt from Federal income taxes (3)	28,073,486	3.57	1,505,372	5.36
Short-term investments	7,136,171	0.91	316,865	4.44

Total earning assets	755,531,392	96.12	48,435,404	6.41

Nonearning assets:
Cash and due from banks	5,206,097	0.66
Reserve for possible loan losses	(6,070,112)	(0.77)
Premises and equipment	26,210,820	3.33
Other assets	7,549,996	0.96
Available-for-sale investment market valuation	(2,414,445)	(0.30)

Total nonearning assets	30,482,356	3.88

Total assets	$786,013,748	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$75,942,634	9.66%	2,930,249	3.86%
Savings	110,596,058	14.07	3,880,303	3.51
Time deposits of $100,000 or more	155,327,781	19.76	6,075,239	3.91
Other time deposits	252,711,815	32.15	11,304,228	4.47

Total interest-bearing deposits	594,578,288	75.64	24,190,019	4.07
Long-term borrowings	15,880,822	2.02	716,806	4.51
Short-term borrowings	26,474,859	3.37	1,320,341	4.99

Total interest-bearing liabilities	636,933,969	81.03	26,227,166	4.12

Noninterest-bearing deposits	35,009,785	4.45
Other liabilities	4,129,745	0.53

Total liabilities	676,073,499	86.01
STOCKHOLDERS’ EQUITY	109,940,249	13.99

Total liabilities and stockholders’ equity	$786,013,748	100.00%

Net interest income			$22,208,238

Net yield on earning assets				2.94%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to Reliance Bancshares, Inc.’s consolidated financial statements.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

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
     Prior to 2007, the Company’s banking subsidiaries had incurred a minimal level of charge-offs, when compared with the volume of loans generated; however, in 2008, the Banks incurred net charge-offs of $6,527,189, compared to $602,520 in 2007, and $312,001 in 2006. The Company’s banking subsidiaries had no loans to any foreign countries at December 31, 2008, 2007 and 2006, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies. Additionally, the Company had no other interest-earning assets which were considered to be risk-element assets at December 31, 2008, 2007, and 2006.
     A summary of loans by type at December 31, 2008, 2007, 2006, 2005 and 2004 is as follows:

	December 31,
	2008	2007	2006	2005	2004
Commercial:
Real estate	$734,298,982	$514,752,151	$394,469,137	$254,262,184	$146,655,674
Other	94,606,918	61,519,983	53,152,775	66,790,693	63,306,878
Real estate:
Construction	190,381,178	184,167,532	108,408,270	56,525,290	26,716,989
Residential	229,916,257	146,488,402	105,094,409	88,949,636	60,150,980
Held for Sale	1,483,500	211,250	—	—	—
Consumer	4,485,070	4,786,747	6,541,351	6,196,062	3,313,320
Overdrafts	27,035	34,171	35,697	81,464	256,003

	$1,255,198,940	$911,960,236	$667,701,639	$472,805,329	$300,399,844

     Commercial loans are made based on the borrower’s character, experience, general credit strength, and ability to generate cash flows for repayment from income sources, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.
     Real estate loans, including commercial real estate, residential real estate, and construction loans, are also based on the borrower’s character, but more emphasis is placed on the estimated collateral values. Real estate commercial loans are mainly for owner-occupied business and industrial properties, multifamily properties, and other commercial properties of which income from the property is the primary source of repayment. Credit risk of these loan types is managed in a similar manner to commercial loans and real estate construction loans by employing sound underwriting guidelines.  These loans are underwritten based on the cash flow coverage of the property, typically meet the Company’s loan-to-value guidelines, and generally require either the limited or full guarantee of principal sponsors of the credit. The Company’s real estate loan portfolio at December 31, 2008 included $111,529,000 of loans collateralized by real estate in southwestern Florida, with the remaining portfolio primarily collateralized by real estate in the St. Louis metropolitan area. The Florida loans include $8,559,000 for speculative construction of single family homes, including lot loans and homes built for immediate sale, $86,473,000 of commercial real estate loans, and the remaining real estate loans of owner-occupied residential properties.
     Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under construction for eventual sale. The Company requires third party disbursement on the majority of its builder portfolio and the Company reviews projects regularly for progress status.
     Residential real estate loans are predominantly made to finance single-family, owner-occupied properties in the St. Louis metropolitan area and southwestern Florida. Loan-to-value percentage requirements for collateral are based on the lower of the purchase price or appraisal and are normally limited to 80%, unless credit enhancements are added. Appraisals are required on all owner-occupied residential real estate loans and private mortgage insurance is required if the loan to value percentage exceeds 85%. These loans generally have a short duration of three years or less, with some loans repricing more frequently. Long-term, fixed rate mortgages are generally not retained in the Banks’ loan portfolios, but rather are sold into the secondary market. In 2006, the choice was made to include a small number of long term loans that met certain underwriting criteria to the Banks’ portfolios, but they are de-minimis. The Banks have not financed, and do not currently finance, sub-prime mortgage credits.
     Consumer and other loans represent loans to individuals on both a secured and unsecured nature.  Credit risk is controlled by thoroughly reviewing the credit worthiness of the borrowers on a case-by-case basis.
     As noted above, the Company experienced an increased level of charge-offs and non-performing loans in 2008. Following is a summary of information regarding the Bank’s nonperforming loans as of and for each of the years in the five-year period ended December 31, 2008:

	2008	2007	2006	2005	2004
Nonperforming loans:
Nonaccrual loans	$35,763,110	$15,810,222	$5,082,784	$3,050,351	$1,622,164
Loans 90 days delinquent and still accruing interest	1,180,360	1,937,388	65,000	24,000	998,000

Total nonperforming loans	$36,943,470	$17,747,610	$5,147,784	$3,074,351	$2,620,164

Interest income that would have been earned on nonaccrual loans	$4,857,011	$2,552,163	$499,442	$216,477	$85,551
Actual interest income recorded on non-accrual loans	$3,140,166	$1,623,404	$321,755	$74,533	$29,608

     Nonperforming loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments, unless the loans are well secured and in process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.
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
     No particular trends have been noted from a review of the various loan relationships comprising these nonaccrual loans during the five year period ended December 31, 2008. At December 31, 2004, nonaccrual loans consisted primarily of two borrowing relationships, a construction contractor whose development was slow in selling and a retailer. These two credit relationships totaled $1,338,000 of the $1,622,164 of nonaccrual loans. By December 31, 2005, the retailer had refinanced the Company’s loans with an unaffiliated financial institution at no loss to the Company. The construction contractor’s nonaccrual loans carried forward to December 31, 2005, to which another large construction contractors’ loans were added to the nonaccrual total. At December 31, 2005, these two credit relationships totaled $2,750,000 of the nonaccrual loans of $3,050,351. By December 31, 2006, the Company had foreclosed on one of the contractors and sold the property at no further loss to the Company. By December 31, 2006, the other contractor had sold its property and the Company was paid off with no loss incurred.
     At December 31, 2006, the Company’s nonaccrual loans of $5,082,784 were comprised primarily of two borrowing relationships totaling $3,312,496. One of the nonaccrual loan relationships included commercial and residential real estate loans to a small business owner whose various businesses had been struggling for some time. The Company foreclosed on the various properties during the first quarter of 2007 and incurred additional charge-offs of $274,740 on this credit relationship. The other large nonaccrual loan relationship was to a real estate investor with several single family residential properties that he was renting out. This real estate investor declared bankruptcy in November 2006 after several properties incurred significant storm damage. The Company had foreclosed on these properties after additional charge-offs of $175,000 in 2007.
     The decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s nonperforming loans in 2007 and 2008. At December 31, 2008, nonperforming loans have grown to $36,943,470 and the Company has allocated $10.7 million of the reserve for possible loan losses for these impaired loans, the largest components of which were primarily comprised of the following loan relationships:
•	Loans totaling approximately $4.6 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. These loans are secured by commercial real estate properties in southwestern Florida for which the values have declined.

•	A loan for approximately $12.6 million to a single purpose entity, controlled by a group of Florida investors, that is in default. The loan is secured by a mixed-use undeveloped real estate parcel in Southwest Florida. The proposed entitlements have been completed but development has not been started. The Bank and borrower are continuing discussions regarding future plans for site.

•	A loan for approximately $5.1 million to a single purpose entity controlled by an individual Florida investor, for which the borrower is in default and the loan is in the process of foreclosure. The loan is secured by a newly constructed retail commercial property in southwestern Florida.

•	A loan for approximately $2.4 million to a Florida real estate development company. The loan is secured by an undeveloped real estate parcel in southwestern Florida. The proposed entitlements and development have not been completed. The Bank and borrower are continuing discussions regarding future plans for the site.

•	A loan for approximately $1.6 million to an individual Florida investor that is in default and in the process of foreclosure. The loan is secured by an undeveloped real estate parcel in southwestern Florida. The proposed entitlements and development have not been completed.

•	Two loans totaling approximately $1.3 million to a St. Louis area home builder for the construction of a single family display home and lots. The loans are secured by the property and a $280,000 certificate of deposit. The Company is negotiating several alternatives that could produce a resolution in early 2009 involving obtaining a deed in lieu of foreclosure and/or sale of the lots.

•	Two loans totaling approximately $2 million to a single purpose entity controlled by a group of Florida investors, for which the borrower is in default and the loans are in the process of foreclosure. The loan is secured by newly constructed single tenant commercial property, located in southwestern Florida, formerly operated by the borrower.
     The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $15,289,170 and $4,937,285 at December 31, 2008 and 2007, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest.
     During this period of a depressed real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers, and has often had to offer a lower interest rate on such loans to maintain the quality of the loan portfolio. Given the collateral margins maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at December 31, 2008; however, should the residential and commercial real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
     Potential Problem Loans
     As of December 31, 2008, the Company had 12 loans with a total principal balance of $14,159,668 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
     Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, the Watch List Committee, the Loan Committee or senior lending personnel at any time. Upgrades of certain risk ratings may only be made with the concurrence of both the Chief Lending Officer and Chief Operating Officer.
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
     The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $36,761,654 at December 31, 2008.
     At December 31, 2008, 2007, 2006, 2005, and 2004, the reserve for possible loan losses was $14,305,822, $9,685,011, $7,101,031, $5,213,032, and $3,112,382, respectively, or 1.14%, 1.06%, 1.06%, 1.10%, and 1.04% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for each of the years in the five-year period ended December 31, 2008. Bank management believes that the strong underwriting process implemented at the Company’s inception and consistently applied throughout the Company’s existence will allow for continued maintenance of adequate asset quality.

	December 31,
(in thousands of dollars)	2008	2007	2006	2005	2004
Average loans outstanding	$1,115,216	$770,523	$546,122	$397,584	$240,550

Reserve at beginning of of year	$9,685	$7,101	$5,213	$3,112	$2,090
Provision for possible loan losses	11,148	3,187	2,200	2,333	1,066

	20,833	10,288	7,413	5,445	3,156

Charge-offs:
Commercial loans:
Real estate	(2,828)	(317)	—	(7)	—
Other	(77)	(25)	(62)	(24)	—
Real estate:
Construction	(2,262)	—	(3)	(50)	—
Residential	(1,313)	(279)	(220)	(178)	(40)
Consumer	(21)	(5)	(48)	—	(5)
Overdrafts	(52)	(25)	—	—	—

Total charge-offs	(6,553)	(651)	(333)	(259)	(45)

Recoveries:
Commercial loans:
Real estate	1	10	—	—	—
Other	9	20	2	2	1
Real estate:
Construction	1	—	—	—	—
Residential	—	13	8	23	—
Consumer	3	—	11	2	—
Overdrafts	12	5	—	—	—

Total recoveries	26	48	21	27	1

Reserve at end of year	$14,306	$9,685	$7,101	$5,213	$3,112

Net charge-offs to average loans	0.59%	0.08%	0.06%	0.06%	0.02%

Ending reserve to net out- standing loans at end of year	1.14%	1.06%	1.06%	1.10%	1.04%

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
     Management views the reserve for possible loan losses as being available for all potential or presently unidentifiable loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. Based on its review for adequacy, management has estimated those portions of the reserve that could be attributable to major categories of loans as detailed in the following table at year end for each of the years in the five-year period ended December 31, 2008:

	December 31,
	2008		2007		2006		2005		2004
		Percent by		Percent by		Percent by		Percent by		Percent by
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(in thousands of dollars)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Commercial:
Real estate	$4,075	58.50%	$5,137	56.44%	$3,465	59.08%	$2,384	53.78%	$1,347	48.82%
Other	479	7.54	783	6.75	804	7.96	896	14.13	797	21.07
Real estate:
Construction	5,382	15.17	2,002	20.19	1,391	16.24	574	11.96	285	8.89
Residential	1,006	18.32	1,608	16.06	1,045	15.74	814	18.81	443	20.02
Held for Sale	—		—	0.02	—	—	—	—	—	—
Consumer	46	0.12	46	0.52	46	0.97	95	1.30	45	1.11
Overdrafts	10	0.35	10	0.02	5	0.01	1	0.02	—	0.09
Not allocated	3,308		99		345		449		195

Total allowance	$14,306	100.00%	$9,685	100.00%	$7,101	100.00%	$5,213	100.00%	$3,112	100.00%

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
     While the Company has no significant specific industry concentration risk, analysis showed that 92.10% of the loan portfolio was dependent on real estate collateral, including commercial real estate, residential real estate, and construction and land development loans. The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.
     Additionally, the Company continues to be committed to a strategy of acquiring relationships with larger commercial and industrial companies. Management believed it was prudent to increase the percentage of the unallocated reserve to cover the risks inherent in the higher average loan size of these relationships.
Liquidity and Rate Sensitivity Management
     Management of rate sensitive earning assets and interest-bearing liabilities remains a key to the Company’s profitability. The Company’s operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid or withdrawn, mature or are repriced in specified periods. The principal objective of the Company’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Banks utilize gap analyses as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. Bank management also monitors, on a quarterly basis, the variability of earnings and fair value of equity in various interest rate environments. Bank management evaluates the Banks’ risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Bank can safely increase risk to enhance returns.
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
     Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $202,724,064 at December 31, 2008), and maturing loans.
     The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have Federal funds lines of credit totaling $23,000,000, through correspondent banks, of which $23,000,000 was available at December 31, 2008. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $258,657,653 and availability under that line was $75,817,653 as of December 31, 2008. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $11,030,000, of which $4,930,000 was available at December 31, 2008. In addition, a line of credit with the Federal Reserve for approximately of $90,000,000 was approved in early March 2009. As of December 31, 2008, the combined availability under these arrangements totaled $103,747,653. Including the Federal Reserve line of credit, the availability is $193,747,653. Also, the Banks participate in the FDIC’s Debt Guarantee component of the Temporary Liquidity Guarantee Program. This program, which is available until June 30, 2009, provides a guarantee on borrowings up to 3% of each Bank’s gross liabilities. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. Availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become distressed and the Banks’ ratings lowered, it could negatively impact the ability of the Banks to borrow these funds.
     The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 2008, individually and cumulatively, through various time horizons:
Remaining Maturity if Fixed Rate;
Earliest Possible Repricing Interval if Floating Rate

	3		Over 3		Over 1
	months		months		year
	or		through		through		Over
	less		12 months		5 years		5 years		Total
Interest-earning assets
Loans	$465,079,148		$116,800,955		$614,269,081		$59,049,756		$1,255,198,940
Investment securities, at amortized cost	38,270,219		51,019,399		85,326,584		28,266,843		202,883,045
Other interest-earning assets	43,379,386		—		—		—		43,379,386

Total interest-earning assets	$546,728,753		$167,820,354		$699,595,665		$87,316,599		$1.501.461.371

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$284,821,775		$2,477		$—		$—		$284.824.252
Time certificates of deposit of $100,00 or more	91,793,747		205,913,214		85,970,937		—		383,677,898
All other time deposits	64,716,792		263,396,862		171,413,477		643,054		500,170,188
Nondeposit interest-bearing liabilities	59,592,002		12,326,842		58,000,000		70,000,000		199,918,844

Total interest-bearing liabilities	$500,924,316		$481,639,395		$315,384,414		$70,643,054		$1,368,591,179

Gap by period	$45,804,437		$(313,819,041)		$384,211,251		$16,673,545		$132,870,192

Cumulative gap	$45,804,437		$(268,014,604)		$116,196,647		$132,870,192		$132,870,192

Ratio of interest-sensitive assets to interest- sensitive liabilities	1.09	x	0.35	x	2.22	x	1.24	x	1.10	x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	1.09	x	0.73	x	1.09	x	1.10	x	1.10	x

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
     Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at December 31, 2008 indicate that the Company’s fair market value of equity would increase 1.08%, 6.80%, and 8.96%, from an immediate and sustained parallel decrease in interest rates of 100, 200, and 300 basis points, respectively, and decrease 11.25%, 16.12%, and 21.65%, from a corresponding increase in interest rates of 100, 200, and 300 basis points, respectively.
     Following is a more detailed analysis of the maturity and interest rate sensitivity of the Banks’ loan portfolios at December 31, 2008:

		Over 1
		through	Over
	1 year	5	5
	or less	years	years	Total
Commercial:
Real estate	$152,251,537	$464,626,944	$117,420,501	$734,298,982
Other	54,180,543	37,065,728	3,360,647	94,606,918
Real estate:
Construction	60,897,687	83,223,473	46,260,018	190,381,178
Residential	68,498,151	124,895,001	36,523,105	229,916,257
Held for Sale	26,433	132,259	1,324,808	1,483,500
Consumer	1,887,500	2,588,985	8,585	4,485,070
Overdrafts	27,035	—	—	27,035

	$337,768,886	$712,532,390	$204,897,664	$1,255,198,940

     For all loans maturing or repricing beyond the one year time horizon at December 31, 2008, following is a breakdown of such loans into fixed and floating rates.

	Fixed	Floating
	Rate	Rate	Total
Due after one but within five years	$515,554,380	$196,978,010	$712,532,390
Due after five years	76,836,171	128,061,493	204,897,664

	$592,390,551	$325,039,503	$917,430,054

     The investment portfolio is closely monitored to assure that the Banks have no unreasonable concentration of securities in the obligations of any single debtor. Other than U.S. Government agency securities, the Banks maintain no concentration of investments in any one political subdivision greater than 10% of its total portfolio.
     The book value and estimated market value of the Company’s debt and equity securities at December 31, 2008, 2007 and 2006, all of which are classified as available-for-sale, are summarized in the following table:

	2008		2007		2006
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agencies and corporations	$65,973,705	$67,487,820	$79,705,325	$80,422,286	$110,381,507	$109,951,129
State and political subdivisions	34,063,983	33,680,096	38,913,135	39,255,593	33,137,041	33,526,984
Other debt securities	6,298,345	3,574,962	7,595,063	7,203,905	7,319,891	7,280,655
Equity securities	8,835,572	8,835,572	5,602,900	5,602,900	3,496,800	3,496,800
Mortgage-backed securities	87,711,440	89,145,614	31,209,657	31,160,534	37,994,505	37,610,732

	$202,883,045	$202,724,064	$163,026,080	$163,645,218	$192,329,744	$191,866,300

     The following tables summarize maturity and yield information on the Company’s investment portfolio at December 31, 2008:

		Weighted
		Average Tax-
	Amortized	Equivalent
	Cost	Yield
Available-for-sale
U.S. Government agencies and corporations:
0 to 1 year	$1,000,000	3.15%
1 to 5 years	35,292,937	4.15
5 to 10 years	29,480,768	4.82
Over 10 years	200,000	4.92

Total	$65,973,705	4.39

State and political subdivisions:
0 to 1 year	$614,853	5.68%
1 to 5 years	5,937,880	5.35
5 to 10 years	15,549,487	5.74
Over 10 years	11,961,763	6.50

Total	$34,063,983	5.94

Other debt securities:
0 to 1 year	$2,225,013	4.74%
1 to 5 years	—	—
5 to 10 years	—	—
Over 10 years	4,073,332	4.97

Total	$6,298,345	4.89

Equity and mortgage-backed securities:
0 to 1 year	$—	—%
1 to 5 years	—	—
5 to 10 years	—	—
Over 10 years	—	—
Mortgage-backed securities	87,711,440	4.21
No stated maturity	8,835,572	3.24

Total	$96,547,012	4.12

Combined:
0 to 1 year	$3,839,866	4.47%
1 to 5 years	41,230,817	4.33
5 to 10 years	45,030,255	5.14
Over 10 years	16,235,095	6.10
Mortgage-backed securities	87,711,440	4.21
No stated maturity	8,835,572	3.24

Total	$202,883,045	4.55

Note: While yields by range of maturity are routinely provided by the Company’s accounting system on a tax-equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed Federal income tax rate of 34%, the adjustment amounted to $437,292.

     The Banks’ primary source of liquidity to fund growth is ultimately the generation of new deposits. The following table shows the average daily amount of deposits and the average rate paid on each type of deposit for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$56,223,479	—%	$44,841,777	—%	$35,009,785	—%
Interest-bearing transaction accounts	162,299,967	2.33	159,338,600	4.24	75,942,634	3.86
Savings deposits	52,455,044	1.80	60,373,225	2.98	110,596,058	3.51
Time deposits of $100,000 or more	339,942,549	4.02	224,805,601	5.06	155,327,781	3.91
All other time deposits	395,841,510	4.11	288,090,853	4.69	252,711,815	4.47

	$1,006,762,549	3.44%	$777,450,056	4.30%	$629,588,073	3.84%

     As noted in the gap analyses above, at December 31, 2008, a substantial portion of the Company’s time deposits mature within one year, which is common in the present banking market. To retain these deposits upon maturity, the Company will have to remain competitive on interest rates, offer other more attractive deposit products, or replace such maturing deposits with funds from wholesale funding sources or new customer deposits from our expanding branch network. The following table shows the maturity of time deposits of $100,000 or more at December 31, 2008:

	Time	Other
	Certificates	Time
Maturity	Of Deposit	Deposits	Total
Three months or less	$90,253,945	$1,539,802	$9l,793,747
Three to six months	112,327,592	1,196,811	113,524,403
Six to twelve months	89,672,624	2,716,187	92,388,811
Over twelve months	77,237,614	8,733,323	85,970,937

	$369,491,775	$14,186,123	$383,677,898

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

     As of December 31, 2008, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at December 31, 2008, 2007, and 2006 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2008:
Total Capital (to risk weighted assets)
Consolidated	$152,517	10.87%	$112,253	>8.0%	$	N/A	N/A
Reliance Bank	133,151	10.23%	104,160	>8.0%		130,200	10.0%
Reliance Bank, FSB	22,117	22.00%	8,044	>8.0%		10,055	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$138,411	9.87%	$56,102	>4.0%	$	N/A	N/A
Reliance Bank	121,099	9.30%	52,080	>4.0%		78,120	6.0%
Reliance Bank, FSB	21,355	21.24%	4,022	>4.0%		6,033	6.0%
Tier 1 capital (to average assets)
Consolidated	$138,411	9.07%	$61,028	>4.0%	$	N/A	N/A
Reliance Bank	121,099	8.57%	56,503	>4.0%		70,629	5.0%
Reliance Bank, FSB	21,355	17.30%	4,937	>4.0%		6,171	5.0%
December 31, 2007:
Total capital (to risk-weighted assets)
Consolidated	$147,640	13.58%	$86,951	>8.0%	$	N/A	N/A
Reliance Bank	108,550	10.79%	80,510	>8.0%		100,637	>10.0%
Reliance Bank, FSB	24,891	28.43%	7,004	>8.0%		8,755	>10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$137,955	12.69%	$43,476	>4.0%	$	N/A	N/A
Reliance Bank	100,205	9.96%	40,255	>4.0%		60,382	>6.0%
Reliance Bank, FSB	24,258	27.71%	3,502	>4.0%		5,253	>6.0%
Tier 1 capital (to average assets)
Consolidated	$137,955	12.68%	$43,532	>4.0%	$	N/A	N/A
Reliance Bank	100,205	9.98%	40,147	>4.0%		50,184	>5.0%
Reliance Bank, FSB	24,258	28.13%	3,450	>4.0%		4,312	>5.0%
December 31, 2006:
Total capital (to risk-weighted assets)
Consolidated	$129,548	17.11%	$60,560	>8.0%	$	N/A	N/A
Reliance Bank	88,735	12.30%	57,696	>8.0%		72,120	>10.0%
Reliance Bank, FSB	20,391	59.10%	2,760	>8.0%		3,451	>10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$122,446	16.18%	$30,280	>4.0%	$	N/A	N/A
Reliance Bank	82,084	11.38%	28,848	>4.0%		43,272	>6.0%
Reliance Bank, FSB	19,959	57.84%	1,380	>4.0%		2,070	>6.0%
Tier 1 capital (to average assets)
Consolidated	$122,446	14.20%	$34,497	>4.0%	$	N/A	N/A
Reliance Bank	82,084	10.02%	32,759	>4.0%		40,948	>5.0%
Reliance Bank, FSB	19,959	44.37%	1,799	>4.0%		2,249	>5.0%

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
     Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At December 31, 2008, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
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
     The required contractual obligations and other commitments at December 31, 2008 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,984,443	$661,212	$2,122,840	$5,200,391
Time deposits	883,848,083	626,462,946	257,385,137	—
Federal Home Loan Bank borrowings	136,000,000	7,000,000	57,000,000	72,000,000
Commitments to extend credit	229,216,837	96,230,702	67,242,478	65,743,657
Standby letters of credit	18,425,878	10,284,631	8,141,247	—
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
     • In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. FAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted FAS No. 157. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of FAS No. 157 to nonfinancial assets and nonfinancial liabilities such as other real estate owned and goodwill. The Company uses fair value measurements to determine fair value disclosures. The following is a description of valuation methodologies used for assets recorded at fair value:
     Investments in Available-For-Sale Debt Securities – Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The table below presents the balances of available-for sale debt securities:

Obligations of U.S. Government agencies and corporations	$67,487,820
Obligations of state and political subdivisions	33,680,096
Other debt securities	3,574,962
Mortgage-backed securities	89,145,614

$193,888,492
     The Company’s available-for sale debt securities, except for collateralized debt securities included in other debt securities are measured at fair value using Level 2 valuations. The market evaluation utilizes several sources which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category.
     The Company’s collateralized debt securities (with a book value and fair value of $4,073,332 and $1,416,729, respectively, at December 31, 2008) are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at December 31, 2008, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for purpose of determining fair value at December 31, 2008, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques used at prior measurement dates. Accordingly, the TRUP CDOs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based in the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs.
     Loans – The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At December 31, 2008, all impaired loans were evaluated based on the fair value of the collateral.

The fair value of the collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at December 31, 2008 was $36,943,470.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange act of 1934, as amended) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2008.
          Management’s Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2008.
          This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
President and Chief Executive Officer (Principal Executive Officer)

/s/ Dale E. Oberkfell Dale E. Oberkfell
Chief Financial Officer (Principal Financial and Principal Accounting Officer)
     There were no changes during the period covered by this Annual Report on Form 10-K in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9b. Other information
     None.
Item 10. Directors, Executive Officers and Corporate Governance
          The information required by this Item 10 is set forth under the captions “Proposal 1 Requiring Your Vote: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Board of Directors and Committees: The Audit Committee” in the Company’s Proxy Statement for the 2009 annual meeting of shareholders (the “2009 Proxy Statement”) and is incorporated herein by reference.
          There have been no material changes to the procedures by which shareholders may recommend Director nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Item 11. Executive Compensation
     The information required by this Item 11 is set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Certain information required by this Item 12 is set forth under the caption “Stock Ownership of Executive Officers and Certain Beneficial Owners” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.
Equity Plan Table
     The following table discloses certain information with respect to the Company’s equity compensation plans as of December 31, 2008:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,553,450	$7.61	408,300
Equity compensation plans not approved by security holders	673,000	$7.98	116,500

Total	2,226,450	$7.72	524,800
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 is set forth under the captions “Interest of Management in Certain Transactions” and ”Independent Directors” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this Item 14 is set forth under the caption “Audit Committee Report and Payment of Fees to Auditors” in the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report:
(1) Financial Statements
The financial statements filed with this Annual Report are listed in the Index to Consolidated Financial Statements on page F-1.
(2) Schedules
None.
(3) Exhibits
The Exhibits required to be filed as a part of this Annual Report are listed in the attached Index to Exhibits.
(b)	The Exhibits required to be filed as a part of this Annual Report are listed in the attached Index to Exhibits.

(c)	None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Reliance Bancshares, Inc.:
We have audited the accompanying consolidated balance sheets of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

March 27, 2009
St. Louis, Missouri

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS

Cash and due from banks (note 2)	$14,366,579	13,170,564
Interest-earning deposits in other financial institutions	31,919,386	89,876
Federal funds sold	11,460,000	30,000
Investments in available-for-sale debt and equity securities, at fair value (note 3)	202,724,064	163,645,218

Loans (notes 4 and 9)	1,255,198,940	911,960,236
Less — Deferred loan fees/costs	(702,514)	(222,226)
Reserve for possible loan losses	(14,305,822)	(9,685,011)

Net loans	1,240,190,604	902,052,999

Premises and equipment, net (note 5)	44,143,317	42,931,925
Accrued interest receivable	5,424,108	4,959,629
Other real estate owned	15,289,170	4,937,285
Identifiable intangible assets, net of accumulated amortization of $90,941 and $74,653 at December 31, 2008 and 2007, respectively	153,378	169,666
Goodwill	1,149,192	1,149,192
Other assets (note 7)	7,169,420	3,016,068

	$1,573,989,218	1,136,152,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits (note 6):
Non-interest-bearing	$59,374,964	53,441,589
Interest-bearing	1,168,672,335	781,134,860

Total deposits	1,228,047,299	834,576,449
Short-term borrowings (note 8)	63,918,844	88,324,915
Long-term Federal Home Loan Bank borrowings (note 9)	136,000,000	68,000,000
Accrued interest payable	3,904,941	3,656,113
Other liabilities	2,509,254	1,703,972

Total liabilities	1,434,380,338	996,261,449

Commitments and contingencies (notes 13 and 14)
Stockholders’ equity (notes 11, 12, and 15):
Preferred stock, no par value; 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,770,781 and 20,682,075 shares issued and outstanding at December 31, 2008 and 2007, respectively	5,192,696	5,170,519
Surplus	124,193,318	123,329,517
Retained earnings	10,663,076	10,982,306
Treasury stock, at cost, 24,514 shares at December 31, 2008	(335,280)	—
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	(104,930)	408,631

Total stockholders’ equity	139,608,880	139,890,973

	$1,573,989,218	1,136,152,422

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Interest income:
Interest and fees on loans (note 4)	$70,336,468	55,098,966	38,812,553
Interest on debt and equity securities:
Taxable	6,392,737	6,741,053	7,777,888
Exempt from Federal income taxes	1,524,562	1,533,958	1,116,965
Interest on short-term investments	188,793	489,535	316,865

Total interest income	78,442,560	63,863,512	48,024,271

Interest expense:
Interest on deposits (note 6)	34,650,719	33,435,555	24,190,019
Interest on short-term borrowings (note 8)	2,290,008	2,380,580	1,320,341
Interest on long-term Federal Home Loan Bank borrowings (note 9)	4,774,541	1,792,913	716,806

Total interest expense	41,715,268	37,609,048	26,227,166

Net interest income	36,727,292	26,254,464	21,797,105
Provision for possible loan losses (note 4)	11,148,000	3,186,500	2,200,000

Net interest income after provision for possible loan losses	25,579,292	23,067,964	19,597,105

Noninterest income:
Service charges on deposit accounts	796,653	509,352	379,242
Net gains on sale of debt and equity securities (note 3)	321,113	157,011	13,586
Other noninterest income (note 5)	1,331,416	1,132,893	854,340

Total noninterest income	2,449,182	1,799,256	1,247,168

Noninterest expense:
Salaries and employee benefits (note 10)	15,915,090	13,073,159	10,079,601
Occupancy and equipment expense (note 5)	4,503,125	3,388,327	2,460,742
Data processing	1,880,968	1,499,199	1,074,189
Other real estate expense (income)	1,582,598	306,537	(32,337)
FDIC assessment	912,093	561,579	82,353
Advertising	778,072	569,658	606,943
Professional fees	614,288	559,818	266,740
Amortization of intangible assets	16,288	16,288	16,288
Other noninterest expenses	3,225,068	2,315,742	2,050,736

Total noninterest expense	29,427,590	22,290,307	16,605,255

Income (loss) before applicable income taxes	(1,399,116)	2,576,913	4,239,018
Applicable income tax expense (benefit) (note 7)	(1,079,886)	461,966	1,222,753

Net income (loss)	$(319,230)	2,114,947	3,016,265

Per share amounts:
Basic earnings per share	$(0.02)	0.10	0.16
Basic weighted average shares outstanding	20,669,512	20,342,622	18,684,762
Diluted earnings per share	$(0.02)	0.10	0.15
Diluted weighted average shares outstanding	21,063,065	21,336,623	19,548,189

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Net income (loss)	$(319,230)	2,114,947	3,016,265

Other comprehensive income (loss) before tax:
Net unrealized gains (losses) on available-for-sale securities	(457,010)	1,239,613	1,936,918
Reclassification adjustment for gains included in net income	(321,113)	(157,011)	(13,586)

Other comprehensive income (loss) before tax	(778,123)	1,082,602	1,923,332
Income tax related to items of other comprehensive income (loss)	(264,562)	368,085	653,933

Other comprehensive income (loss), net of tax	(513,561)	714,517	1,269,399

Total comprehensive income (loss)	$(832,791)	2,829,464	4,285,664

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008, 2007, and 2006

							Accumulated	Total
							other	stock-
	Preferred	Common		Subscriptions	Retained	Treasury	comprehensive	holders’
	stock	stock	Surplus	receivable	earnings	stock	income	equity
Balance at December 31, 2005	$64,369	4,558,282	94,439,615	(11,122,068)	5,851,094	—	(1,575,285)	92,216,007

Net income	—	—	—	—	3,016,265	—	—	3,016,265

Payments received for subscriptions receivable	—	—	—	11,122,068	—	—	—	11,122,068

Other activity (note 11)	(64,369)	334,530	15,602,692	—	—	—	—	15,872,853

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	1,269,399	1,269,399

Balance at December 31, 2006	—	4,892,812	110,042,307	—	8,867,359	—	(305,886)	123,496,592

Net income	—	—	—	—	2,114,947	—	—	2,114,947

Other activity (note 11)	—	277,707	13,287,210	—	—	—	—	13,564,917

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	714,517	714,517

Balance at December 31, 2007	—	5,170,519	123,329,517	—	10,982,306	—	408,631	139,890,973

Net loss	—	—	—	—	(319,230)	—	—	(319,230)

Other activity (note 11)	—	22,177	863,801	—	—	(335,280)	—	550,698

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	(513,561)	(513,561)

Balance at December 31, 2008	$—	5,192,696	124,193,318	—	10,663,076	(335,280)	(104,930)	139,608,880

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(319,230)	2,114,947	3,016,265
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,255,316	1,587,332	1,044,100
Provision for possible loan losses	11,148,000	3,186,500	2,200,000
Capitalized interest expense on construction	(85,984)	(571,239)	(310,760)
Deferred income tax benefit	(2,478,369)	(537,883)	(682,337)
Net gains on sale of debt and equity securities	(321,113)	(157,011)	(13,586)
Net losses on sales and writedowns of other real estate owned	611,916	118,183	—
Stock option compensation cost	560,895	449,020	145,513
Common stock awarded to directors	13,352	10,000	13,800
Amortization of restricted stock expense	191,786	43,214	—
Mortgage loans originated for sale in the secondary market	(22,985,716)	(11,004,875)	—
Mortgage loans sold in secondary market	21,713,466	10,793,625	—
Increase in accrued interest receivable	(464,479)	(547,299)	(912,905)
Increase in accrued interest payable	248,828	916,971	979,769
Other operating activities, net	1,813,057	606,939	(160,081)

Net cash provided by operating activities	11,901,725	7,008,424	5,319,778

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(129,466,958)	(25,619,513)	(59,313,559)
Proceeds from maturities and calls of available-for-sale debt securities	54,582,323	45,673,941	50,955,433
Proceeds from sales of available-for-sale debt and equity securities	35,428,956	9,584,621	8,411,900
Net increase in loans	(359,600,366)	(251,234,191)	(195,967,413)
Proceeds from sale of other real estate owned	691,040	2,699,813	412,706
Construction expenditures to finish other real estate owned	(67,828)	(129,825)	—
Proceeds from sale of fixed assets	107,134	—	—
Purchase of prior liens on other real estate owned	—	(276,617)	—
Purchase of bank premises and equipment	(5,813,127)	(13,154,083)	(9,906,872)

Net cash used in investing activities	(404,138,826)	(232,455,854)	(205,407,805)

Cash flows from financing activities:
Net increase in deposits	393,470,850	155,979,444	102,172,165
Net increase (decrease) in short-term borrowings	(24,406,071)	17,862,394	53,615,309
Proceeds from long-term Federal Home Loan Bank borrowings	93,000,000	48,000,000	10,000,000
Payments of long-term to Federal Home Loan Bank borrowings	(25,000,000)	(4,300,000)	—
Issuance of common stock	—	13,693,686	26,717,804
Issuance of preferred stock	—	—	155,984
Purchase of treasury stock	(1,305,000)	(2,116,402)	(154,243)
Proceeds from sale of treasury stock	143,462	—	—
Stock options exercised	789,385	1,174,075	107,125
Payment of stock issuance costs	—	(29,508)	(22,030)

Net cash provided by financing activities	436,692,626	230,263,689	192,592,114

Net increase (decrease) in cash and cash equivalents	44,455,525	4,816,259	(7,495,913)
Cash and cash equivalents at beginning of period	13,290,440	8,474,181	15,970,094

Cash and cash equivalents at end of period	$57,745,965	13,290,440	8,474,181

Supplemental information:
Cash paid for:
Interest	$41,552,424	37,263,316	25,558,157
Income taxes	399,312	838,000	2,145,461
Noncash transactions:
Transfers to other real estate in settlement of loans	12,192,805	7,574,751	851,427
Loans made to facilitate the sale of other real estate	605,794	1,050,912	—
Tax benefit from sale of stock options exercised	131,809	340,832	—
Stock issued for operating lease payments	25,009	—	30,968

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the Company) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, F.S.B. (hereinafter referred to as “the Banks”). The Company has also established loan production offices in Houston, Texas and Phoenix, Arizona.
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
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include due from banks, interest-earning deposits in banks (all of which are payable on demand), and Federal funds sold. Certain balances are maintained in other financial institutions that participate in the FDIC’s Transaction Account Guarantee Program. Under this program, these balances are fully guaranteed by the FDIC through December 31, 2009. After this period, these balances will generally exceed the traditional level of deposits insured by the FDIC.

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
Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities (for which no securities were so designated at December 31, 2008 and 2007) would be recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts. Holding gains and losses on trading securities (for which no securities were so designated at December 31, 2008 and 2007) would be included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income in stockholders’ equity until realized. Transfers of securities between categories would be recorded at fair value at the date of transfer. Unrealized holding gains and losses would be recognized in earnings for transfers into the trading category.
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
A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary will result in a charge to earnings and the establishment of a new cost basis for the security. To determine whether an impairment is other-than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for impairment, the severity and duration of the impairment, changes in value after the balance sheet date, and forecasted performance of the investee.
Loans
Interest on loans is credited to income based on the principal amount outstanding. Loans are considered delinquent whenever interest and/or principal payments have not been received when due. The recognition of interest income is discontinued when, in management’s judgment, the interest will not be collectible in the normal course of business. Subsequent payments received on such loans are applied to principal if any doubt exists as to the collectibility of such principal; otherwise, such receipts are recorded as interest income. Loans are returned to accrual status when management believes full collectibility of principal and interest is expected. The Banks consider a loan impaired when all amounts due — both principal and interest — will not be collected in accordance with the contractual terms of the loan agreement. When measuring impairment for such loans, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
price, if one exists, or the fair value of the collateral for a collateral-dependent loan; however, the Banks would measure impairment based on the fair value of the collateral, using observable market prices, if foreclosure was probable.
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
Bank Premises and Equipment
Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment are computed over the expected lives of the assets, using the straight-line method. Estimated useful lives are 40 years for bank buildings and three to ten years for furniture, fixtures, and equipment. Expenditures for major renewals and improvements of bank premises and equipment (including related interest expense, which was $85,984, $571,239, and $310,760, for the years ended December 31, 2008, 2007, and 2006, respectively) are capitalized, and those for maintenance and repairs are expensed as incurred.
Certain long-lived assets, such as bank premises and equipment, and certain identifiable intangible assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In such situations, recoverability of assets to be held and used would be measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets, using observable market prices. Assets to be disposed of would be reported at the lower of the carrying amount or estimated fair value, less estimated selling costs.
Other Real Estate Owned
Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure, for loans on which borrowers have defaulted as to payment of principal and interest. Properties acquired are initially recorded at the lower of the Banks’ carrying amount or fair value, using observable market prices (less estimated selling costs). Valuations are performed periodically by management, and an allowance for losses is established by means of a charge to noninterest expense if the carrying value of a property exceeded its fair value, using observable market prices, less estimated selling costs. Subsequent increases in the fair value (less estimated

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
selling costs) are recorded through a reversal of the allowance, but not below zero. Costs related to development and improvement of property are capitalized, while costs relating to holding the property are expensed.
Intangible Assets
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey in 2003, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at December 31, 2008 will be $16,288 for each of the next five years, and $71,938 thereafter.
The excess of the Company’s consideration given in its acquisition of The Bank of Godfrey over the fair value of the net assets acquired is recorded as goodwill, an intangible asset on the consolidated balance sheets. Goodwill is the Company’s only intangible asset with an indefinite useful life, and the Company is required to test the intangible asset for impairment on an annual basis. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. No impairment writedown was required in 2008, 2007, or 2006.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s Federal and state income tax returns have never been examined by the Internal Revenue Service or applicable state taxing authorities. The Company’s Federal and state income tax returns are subject to examination generally for three years after they are filed.
Mortgage Banking Operations
The Banks’ mortgage banking operations include the origination of long-term, fixed rate residential mortgage loans for sale without recourse in the secondary market. Upon receipt of an application for a residential real estate loan, the Banks generally lock in an interest rate with the applicable investor and, at the same time, lock into an interest rate with the customer. This practice minimizes the Banks’ exposure to risk resulting from interest rate fluctuations. Upon disbursement of the loan proceeds to the customer, the loan is delivered to the applicable investor. Sales proceeds are generally received within two to seven days later. Therefore, no loans held for sale are included in the Banks’ loan portfolios at any point in time, except those loans for which the sale proceeds have not yet been received. Such loans are maintained at the lower of cost or market value, based on the outstanding commitment from the applicable investors for such loans.
Loan origination fees are recognized upon the sale of the related loans and included in the consolidated statements of income as other noninterest income. The Banks do not retain the servicing rights for any such loans sold in the secondary market.
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common and preferred stock. Such costs are recorded as a reduction of equity capital.
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

	Years Ended December 31,
	2008	2007	2006
Basic
Net income (loss)	$(319,230)	2,114,947	3,016,265

Weighted average common shares outstanding	20,669,512	20,342,622	18,684,762

Basic earnings per share	$(0.02)	0.10	0.16

Diluted
Net income (loss)	$(319,230)	2,114,947	3,016,265

Weighted average common shares outstanding	20,669,512	20,342,622	18,684,762
Effect of average dilutive stock options	393,553	994,001	863,427

Diluted weighted average common shares outstanding	21,063,065	21,336,623	19,548,189

Diluted earnings per share	$(0.02)	0.10	0.15

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of December 31, 2008, 2007 and 2006, options to purchase 1,593,450, 130,500, and 14,000 shares, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.
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
Based on the valuation and accounting uncertainties that outstanding options presented under proposed accounting treatment at the time, the Company’s Board of Directors accelerated the vesting of substantially all of the Company’s outstanding stock options during the fourth quarter of 2005. This action resulted in the remaining fair value of substantially all of the outstanding stock options being recognized in 2005 as part of the pro-forma disclosures for that year.
The weighted average fair values of options granted in 2008, 2007, and 2006 were $1.89, $3.98, and $4.25, respectively, for an option to purchase one share of Company common stock; however, the Company has only been in existence since July 24, 1998, and the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted in 2008, 2007, and 2006, including volatility ranging from 1% — 22% in the Company’s common stock price, expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the Treasury rate for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
unfavorable terms with the second entity, and (b) conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.
Reclassifications
Certain reclassifications have been made to the 2007 and 2006 consolidated financial statement amounts to conform to the 2008 presentation. Such reclassifications have no effect on the previously reported net income or stockholders’ equity.
NOTE 2 — CASH AND DUE FROM BANKS
The Banks are required to maintain certain daily reserve balances of cash and due from banks in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 2008 and 2007 were $218,000 and $0, respectively.
NOTE 3 — INVESTMENTS IN DEBT AND EQUITY SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair values of the Banks’ available-for-sale debt and equity securities at December 31, 2008 and 2007 were as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2008	cost	gains	losses	value
Obligations of U.S. Government agencies and corporations	$65,973,705	1,520,692	(6,577)	67,487,820
Obligations of state and political subdivisions	34,063,983	141,586	(525,473)	33,680,096
Other debt securities	6,298,345	—	(2,723,383)	3,574,962
Mortgage-backed securities	87,711,440	1,547,923	(113,749)	89,145,614
Equity securities	8,835,572	—	—	8,835,572

	$202,883,045	3,210,201	(3,369,182)	202,724,064

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2007	cost	gains	losses	value
Obligations of U.S. Government agencies and corporations	$79,705,325	759,939	(42,978)	80,422,286
Obligations of state and political subdivisions	38,913,135	413,620	(71,162)	39,255,593
Other debt securities	7,595,063	7,858	(399,016)	7,203,905
Mortgage-backed securities	31,209,657	162,534	(211,657)	31,160,534
Equity securities	5,602,900	—	—	5,602,900

	$163,026,080	1,343,951	(724,813)	163,645,218

Included in available-for-sale securities at December 31, 2008 and 2007 are equity securities representing common stock of the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, which are administered by the Federal Housing Finance Agency. As members of the Federal Home Loan Bank System, the Banks must maintain minimum investments in the capital stock of their respective district Federal Home Loan Banks. The stock is recorded at cost, which represents redemption value. The Company’s Chief Financial Officer also serves as Vice Chairman on the Board of Directors of the Federal Home Loan Bank of Des Moines.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The amortized cost and estimated fair values of debt and equity securities classified as available-for-sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized	fair
	Cost	value
Due one year or less	$3,839,866	3,778,711
Due one year through five years	41,230,817	42,170,414
Due five years through ten years	45,030,255	45,527,674
Due after ten years	16,235,095	13,266,079
Mortgage-backed securities	87,711,440	89,145,614
Equity securities	8,835,572	8,835,572

	$202,883,045	202,724,064

Provided below is a summary of available-for sale securities which were in an unrealized loss position at December 31, 2008. The obligations of U.S. Government agencies and mortgage-backed securities with unrealized losses at December 31, 2008 are primarily issued from and guaranteed by the Federal Home Loan Bank, Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation. Obligations of states and political subdivisions and other debt securities in an unrealized loss position are primarily comprised of municipal or corporate bonds with adequate credit ratings, underlying collateral, and/or cash flow projections. Also included in other debt securities are collateralized debt obligation securities with a book value and fair value of $4,073,332 and $1,416,729, respectively at December 31, 2008, that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for these securities and many other securities (other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Thus, in the market existing at December 31, 2008, a low market price for a particular bond may only provide evidence of stress in the credit markets in general, rather than being an indicator of credit problems with a particular issuer. The Banks have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
Obligations of U.S. Government agencies and corporations	$1,430,365	6,577	—	—	1,430,365	6,577
Obligations of states and political subdivisions	20,034,238	525,473	—	—	20,034,238	525,473
Other debt securities	1,157,603	66,446	2,417,359	2,656,937	3,574,962	2,723,383
Mortgage-backed securities	22,092,007	113,749	—	—	22,092,007	113,749

	$44,714,213	712,245	2,417,359	2,656,937	47,131,572	3,369,182

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The carrying value of debt securities pledged to secure public funds, securities sold under repurchase agreements, certain borrowings, and for other purposes amounted to approximately $180,767,000 and $156,904,000 at December 31, 2008 and 2007, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $42,940,000 and $11,600,000 as additional collateral to secure public funds at December 31, 2008 and 2007, respectively.
During 2008, 2007, and 2006, certain available-for-sale securities were sold for proceeds totaling $35,428,956, $9,584,621, and $8,411,900, respectively, resulting in gross gains of $342,864, $164,037, and $30,810, respectively, and gross losses of $21,751, $7,026, and $17,224, respectively.
NOTE 4 — LOANS
The composition of the loan portfolio at December 31, 2008 and 2007 is as follows:

	2008	2007
Commercial:
Real estate	$734,298,982	514,752,151
Other	94,606,918	61,519,983
Real estate:
Construction	190,381,178	184,167,532
Residential	229,916,257	146,488,402
Held for sale	1,483,500	211,250
Consumer	4,485,070	4,786,747
Overdrafts	27,035	34,171

	$1,255,198,940	911,960,236

The Banks grant commercial, industrial, residential, and consumer loans throughout the St. Louis, Missouri, Phoenix, Arizona, and Houston, Texas metropolitan areas and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector; however, a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. Loans outstanding and originated in Florida totaled $129,561,678 at December 31, 2008. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.
The aggregate amount of loans to executive officers and directors and loans made for the benefit of executive officers and directors was $69,023,878 and $51,721,397 at December 31, 2008 and 2007, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility. A summary of activity for loans to executive officers and directors for the year ended December 31, 2008 is as follows:

Balance, December 31, 2007	$51,721,397
New loans made	44,911,230
Payments received	(23,794,945)
Other	(3,813,804)

Balance, December 31, 2008	$69,023,878

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Other changes represent changes in the composition of executive officers, directors, and their related entities which occurred in 2008.
At December 31, 2008, 2007, and 2006, the Banks had a total of $36,943,470, $17,747,610, and $5,082,784, respectively, of loans that were considered impaired, of which $35,763,110 and $15,810,222 had the accrual of interest discontinued at December 31, 2008 and 2007, and all of which had the accrual of interest discontinued at December 31, 2006. At December 31, 2008, 2007, and 2006, $6,329,024, $3,691,953, and $126,488, respectively, of such impaired loans had no specific allocation of the reserve for possible loan losses allocated thereto. The Banks had allocated $10,686,000, $1,269,432, and $374,644 of the reserve for possible loan losses for all other impaired loans at December 31, 2008, 2007, and 2006, respectively. Had the Banks’ impaired loans continued to accrue interest, the Banks would have earned $4,857,011, $2,552,163, and $499,442 for the years ended December 31, 2008, 2007, and 2006, respectively, rather than the $3,140,166, $1,623,404, and $321,755, respectively, that the Banks earned thereon on a cash basis. The average balance of impaired loans for the years ended December 31, 2008, 2007, and 2006 was $18,655,899, $8,092,288, and $3,470,251, respectively. Loans 90 days or more delinquent and still accruing interest totaled approximately $1,180,000, $1,937,000, and $65,000, at December 31, 2008, 2007, and 2006, respectively.
Transactions in the reserve for possible loan losses for the years ended December 31, 2008, 2007, and 2006 are summarized as follows:

	2008	2007	2006
Balance, January 1	$9,685,011	7,101,031	5,213,032
Provision charged to operations	11,148,000	3,186,500	2,200,000
Charge-offs	(6,553,417)	(650,787)	(333,784)
Recoveries of loans previously charged off	26,228	48,267	21,783

Balance, December 31	$14,305,822	9,685,011	7,101,031

NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31, 2008 and 2007 is as follows:

	2008	2007
Land	$8,721,806	7,839,069
Buildings and improvements	29,794,156	24,015,983
Furniture, fixtures, and equipment	9,062,346	7,354,448
Construction in progress	3,785,085	8,749,416

	51,363,393	47,958,916
Less accumulated depreciation	7,220,076	5,026,991

	$44,143,317	42,931,925

Amounts charged to noninterest expense for depreciation aggregated $2,319,204, $1,749,397, $1,231,890, for the years ended December 31, 2008, 2007, and 2006, respectively.
At December 31, 2008, Reliance Bank and Reliance Bank, F.S.B. had no new branch locations under construction. Certain of the branch construction contracts have involved or will involve contracts for construction with a general contracting company that is majority-owned by one of the Company’s directors. All construction contracts entered into by the Company have been made under formal sealed bid processes. During the years ended December 31, 2008, 2007, and 2006, the Company paid $715,470, $3,618,941, and $3,476,968, respectively, to the construction

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
company owned by the Company director for construction costs incurred. Additionally, the main banking facility of Reliance Bank, F.S.B. was built on land in Ft. Myers, Florida purchased from two of the Company’s directors for $854,311, and land for two future branch locations of Reliance Bank, F.S.B. was purchased from Reliance Bank, F.S.B. directors for $1,967,108.
Reliance Bank leases the land on which certain of its branch facilities have been built under noncancelable operating lease agreements that expire at various dates through 2026, with various options to extend the leases. Minimum rental commitments for payments under all noncancelable operating lease agreements at December 31, 2008, for each of the next five years, and in the aggregate, are as follows:

Minimum
lease payments
Year ending December 31:
2009	$661,212
2010	581,492
2011	583,105
2012	564,685
2013	393,558
After 2013	5,200,391

Total minimum payments required	$7,984,443

The Company has also leased temporary facilities for its various branches during the construction of the applicable new branch facilities. Total rent paid by the Company for 2008, 2007, and 2006 was $750,113, $600,517, and $411,344, respectively.
Reliance Bank leases out a portion of certain of its banking facilities to unaffiliated companies under noncancelable leases that expire at various dates through 2011. Minimum rental income under these noncancelable leases at December 31, 2008, for each of the next four years and in the aggregate, is as follows:

Year ending December 31:
2009	$288,889
2010	228,172
2011	178,571
2012	2,156

Total minimum payments required	$697,788

Total rental income recorded by the Company and Banks in 2008, 2007, and 2006 totaled $260,970, $127,174, and $30,925, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 6 — DEPOSITS
A summary of interest-bearing deposits at December 31, 2008 and 2007 is as follows:

	2008	2007
Interest-bearing transaction accounts	$154,586,653	172,957,064
Savings	130,237,599	53,344,446
Other time deposits:
Less than $100,000	500,170,185	305,342,488
$100,000 and over	383,677,898	249,490,862

	$1,168,672,335	781,134,860

Deposits of executive officers, directors and their related interests at December 31, 2008 and 2007 totaled $6,266,523 and $14,028,267, respectively.
Interest expense on deposits for the years ended December 31, 2008, 2007, and 2006 is summarized as follows:

	2008	2007	2006
Interest-bearing transaction accounts	$3,787,690	6,750,382	2,930,249
Savings	942,446	1,797,088	3,880,303
Other time deposits:
Less than $100,000	16,252,548	13,520,495	11,304,228
$100,000 and over	13,668,035	11,367,590	6,075,239

	$34,650,719	33,435,555	24,190,019

Following are the maturities of time deposits for each of the next five years and in the aggregate at December 31, 2008:

Year ending December 31:
2009	$626,462,946
2010	125,013,887
2011	88,879,435
2012	21,985,187
2013	21,506,628

$883,848,083

NOTE 7 — INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Current:
Federal income taxes	$1,545,625	990,414	1,786,165
State income taxes	(147,142)	9,435	118,925
Deferred income taxes	(2,478,369)	(537,883)	(682,337)

	$(1,079,886)	461,966	1,222,753

A reconciliation of expected income tax expense (benefit) computed by applying the Federal statutory rate of 34% to income (loss) before applicable income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 is as follows:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2008	2007	2006
Expected statutory Federal income tax expense	$(475,699)	876,150	1,441,266
State income taxes, net of Federal benefit	(97,114)	6,227	78,490
Tax exempt interest and dividend income	(459,002)	(442,276)	(333,249)
Incentive stock options	115,759	69,705	49,474
Other, net	(163,830)	(47,840)	(13,228)

	$(1,079,886)	461,966	1,222,753

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008, 2007, and 2006 are presented below:

	2008	2007	2006
Deferred tax assets:
Amortization of start-up costs for tax purposes	$43,068	46,813	50,556
Reserve for possible loan losses	5,313,444	3,592,926	2,626,251
Subsidiary preacquisition and state operating loss carryforwards	186,155	66,088	266,603
Stock option expense	203,610	134,947	53,927
Other real estate owned	211,176	7,883	—
Nonaccrual loan interest	679,081	—	—
Unrealized net holding losses on available-for-sale securities	54,051	—	157,558

Total deferred tax assets	6,690,585	3,848,657	3,154,895

Deferred tax liabilities:
Bank premises and equipment	(1,759,619)	(1,332,251)	(1,113,319)
Purchase adjustments	(59,542)	(65,865)	(72,188)
Unrealized net holding gains on available-for-sale securities	—	(210,507)	—
Other, net	(143,249)	(254,786)	(153,958)

Total deferred tax liabilities	(1,962,410)	(1,863,409)	(1,339,465)

Net deferred tax assets	$4,728,175	1,985,248	1,815,430

The Company is required to provide a valuation reserve on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation reserve at December 31, 2008, 2007, and 2006, due to management’s belief that future income levels will be sufficient to realize the net deferred tax assets recorded. In connection with the acquisition of The Bank of Godfrey on May 31, 2003, the Company assumed operating loss carryforwards for tax reporting purposes totaling $1,038,149, and established deferred tax assets at acquisition of $352,971. At December 31, 2008, this operating loss carryforward for tax reporting purposes was $10,398, which will expire if not used by 2022. The Company has also established deferred tax assets for operating loss carryforwards for Florida state income tax reporting purposes totaling $182,620 for losses incurred by Reliance Bank, F.S.B. Such operating losses totaled $3,320,363 at December 31, 2008, and will expire if not used by 2023.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 8 — SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31, 2008 and 2007:

	2008	2007
Funds purchased	$10,000,000	49,096,236
Securities sold under repurchase agreements	46,918,844	39,228,679
Short-term note payable	7,000,000	—

	$63,918,844	88,324,915

Funds are purchased from the Federal Home Loan Bank of Des Moines and other financial institutions on a daily basis, when needed for liquidity. The Banks also sell securities under agreements to repurchase. Funds purchased and securities sold under repurchase agreements are collateralized by debt securities with a net carrying value of approximately $76,211,000 and $70,696,000 at December 31, 2008 and 2007, respectively.
During 2008, the Company executed a short-term note payable for $7,000,000 with an unaffiliated financial institution. The note payable bears interest at 8.50%, is secured by all of the outstanding common stock of Reliance Bank, and matures on March 31, 2009.
The average balances, maximum month-end amounts outstanding, average rates paid during the year, and average rates at year end for funds purchased and securities sold under repurchase agreements and total short-term borrowings as of and for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006
Federal funds purchased and securities sold under repurchase agreements:
Average balance	$86,893,315	49,178,929	26,474,859
Maximum amount outstanding at any month-end	129,677,160	88,324,915	74,612,402
Average rate paid during the year	2.45%	4.84%	4.99%
Average rate at end of year	1.42%	4.40%	5.10%

Total short-term borrowings:
Average balance	$88,748,506	49,178,929	26,474,859
Maximum amount outstanding at any month-end	136,677,160	88,324,915	74,612,402
Average rate paid during the year	2.58%	4.84%	4.99%
Average rate at end of year	2.19%	4.40%	5.10%

NOTE 9 — LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
At December 31, 2008, the Banks had fixed rate advances outstanding with the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, maturing as follows:

		Weighted
		average
	Amount	rate
Due in 2009	$7,000,000	2.99%
Due in 2010	31,000,000	3.59%
Due in 2011	1,000,000	2.82%
Due in 2012	20,000,000	4.92%
Due in 2013	5,000,000	2.50%
Due after 2013	72,000,000	3.37%

	$136,000,000

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At December 31, 2008, Reliance Bank maintained a line of credit in the amount of $258,657,653 with the Federal Home Loan Bank of Des Moines and had availability under that line of $75,817,653. Federal Home Loan Bank of Des Moines advances are secured under a blanket agreement which assigns all Federal Home Loan Bank of Des Moines stock and one-to-four family and multi-family mortgage and commercial real estate loans. Additionally, at December 31, 2008, Reliance Bank, F.S.B. maintained a line of credit in the amount of $11,030,000 (of which $4,930,000 was available) with the Federal Home Loan Bank of Atlanta, secured by debt securities.
NOTE 10 — EMPLOYEE BENEFITS
The Company sponsors a contributory 401(k) savings plan to provide retirement benefits to eligible employees. Contributions made by the Company in 2008, 2007, and 2006 totaled $292,353, $216,206, and $153,916, respectively.
NOTE 11 — CAPITAL STOCK
The Company has authorized 40,000,000 shares of common stock with a par value of $0.25 per share. At December 31, 2008, 20,770,781 shares (including 24,514 shares held in treasury) were issued and outstanding, with 524,800 shares reserved for issuance under the Company’s stock option programs. Holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a shareholder vote. Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors. In the event of liquidation of the Company, the holders of the Company’s common stock are entitled to share ratably in the remaining assets after payment of all liabilities and preferred shareholders as described below.
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
The Company has authorized 2,000,000 shares of no par preferred stock, with no shares issued and outstanding at December 31, 2008. Preferred stock may be issued by the Company’s Board of Directors from time to time, in series, at which time the terms of such series (par value per share, dividend rates and dates, cumulative or noncumulative, liquidation preferences, etc.) shall be fixed by the Board of Directors. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no additional funds, to the United States Department of the Treasury under its Troubled Assets Relief Program Capital Purchase Program authorized by the Emergency Economic Stabilization Act of 2008.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Series A preferred stock will pay a dividend at the rate of 5% per annum for the first five years and 9% thereafter. Dividends are payable quarterly and each share has a liquidation amount of $1,000 and has liquidation rights in pari passu with other preferred stock and is paid in liquidation prior to the Company’s common stock. The Series B preferred stock will pay a dividend at the rate of 9% per annum, payable quarterly and includes other provisions similar to the Series A preferred stock with liquidation at $1,000 per share.
Stock Option Plans
Various stock option plans have been adopted (both incentive stock option plans and nonqualified stock option plans) under which options to purchase shares of Company common stock may be granted to officers, employees and directors of the Company and its subsidiary banks. All options were authorized and granted at prices approximating or exceeding the fair value of the Company’s common stock at the date of grant. Various vesting schedules have been authorized for the options granted to date by the Company’s Board of Directors, including certain performance measures used to determine vesting of certain options granted. Additionally, in November 2005, the Company’s Board of Directors approved the acceleration of all vesting requirements into 2005 for all existing options outstanding at that time, except for nonqualified options to purchase 10,500 shares of common stock granted to the Company’s directors in 2005. Options expire up to ten years from the date of grant if not exercised. For certain of the options granted, the Company’s Board of Directors has the ability, at its sole discretion, to grant to key officers of the Company and Banks, the right to surrender their options held to the Company, in whole or in part, and to receive in exchange therefore, payment by the Company of an amount equal to the excess of the fair value of the shares subject to such options over the exercise price to acquire such options. Such payments may be made in cash, shares of Company common stock, or a combination thereof.
The weighted average option prices for the 2,226,450 and 2,349,200 options outstanding at December 31, 2008 and 2007, respectively, was $7.72 and $7.63, respectively. At December 31, 2008, options to purchase an additional 524,800 shares of Company common stock were available for future grants under the various plans.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Following is a summary of stock option activity for the years ended December 31, 2008 and 2007:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Balance at December 31, 2006	$6.57	1,648,200	$6.63	576,000
Granted	13.53	184,100	16.36	130,000
Forfeited	11.88	(14,000)	4.85	5,000
Exercised	6.48	(170,100)	7.25	(10,000)

Balance at December 31, 2007	7.31	1,648,200	8.41	701,000
Granted	12.34	101,000	11.37	17,000
Forfeited	12.47	(54,750)	15.92	(45,000)
Exercised	5.60	(141,000)	—	—

Balance at December 31, 2008	$7.61	1,553,450	$7.98	673,000

During 2007, the Company awarded 20,000 shares of restricted stock to three officers, of which 8,000 shares will vest over a four-year period, and 12,000 shares will vest upon certain loan production goals being met. During 2008, the Company awarded 2,500 shares of restricted stock to another officer, which will vest over a three-year period. The awarded shares are being amortized over the estimated vesting periods.
Other Activity in Stockholders’ Equity
Following is a summary of other activity in the consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007, and 2006:

	Preferred	Common		Treasury
	stock	stock	Surplus	stock	Total
2008
Purchase of 105,324 common shares for treasury	$—	—	—	(1,305,000)	(1,305,000)
Issuance of shares as partial payment for certain operating leases (2,565 shares from treasury)	—		(5,771)	30,780	25,009
Stock options exercised - 141,000 shares (52,296 shares from treasury)	—	22,177	139,656	627,552	789,385
Tax benefit from sale of stock options exercised	—	—	131,809	—	131,809
Compensation cost recognized for stock options granted	—	—	560,895	—	560,895
Sale of stock to Employee Stock Purchase Plan (22,049 shares from treasury)	—	—	(121,126)	264,588	143,462
1,400 shares of common stock awarded to directors from treasury	—	—	(3,448)	16,800	13,352
Issuance of 2,500 shares of restricted stock to officer from treasury	—	—	(30,000)	30,000	—
Amortization of restricted stock	—	—	191,786	—	191,786

	$—	22,177	863,801	(335,280)	550,698

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Preferred	Common		Treasury
	stock	stock	Surplus	stock	Total
2007
Purchase of 177,951 common shares for treasury	$—	—	—	(2,116,402)	(2,116,402)
Issuance of 1,087,878 shares of common stock (99,810 shares from treasury)	—	247,017	12,366,090	1,080,579	13,693,686
Stock issuance costs	—	—	(29,508)	—	(29,508)
Stock options exercised - 180,100 shares (78,141 shares from treasury)	—	25,490	112,762	1,035,823	1,174,075
Tax benefit from sale of stock options exercised	—	—	340,832	—	340,832
Compensation cost recognized for stock options granted	—	—	449,020	—	449,020
800 shares of common stock awarded to directors	—	200	9,800	—	10,000
Issuance of 20,000 shares of restricted stock to officers	—	5,000	(5,000)	—	—
Amortization of restricted stock	—	—	43,214	—	43,214

	$—	277,707	13,287,210	—	13,564,917

2006
Purchase of 12,316 common shares and 1,312 preferred shares of treasury	$—	—	—	(154,243)	(154,243)
Issuance of 1,305,496 shares of common stock (8,316 shares from treasury)	—	324,295	15,176,817	94,624	15,595,736
Issuance of 14,724 shares of preferred stock (1,312 shares from treasury)	145,365	—	—	10,619	155,984
Stock issuance costs	—	—	(22,030)	—	(22,030)
Stock options exercised - 18,000 shares (4,000 shares from treasury)	—	3,500	54,625	49,000	107,125
Compensation cost recognized for stock options granted	—	—	145,513	—	145,513
Issuance of 2,528 shares as partial payment for certain operating leases	—	632	30,336	—	30,968
1,200 shares of common stock awarded to directors	—	300	13,500	—	13,800
Conversion of 23,212 preferred shares to 23,212 common shares	(209,734)	5,803	203,931	—	—

	$(64,369)	334,530	15,602,692	—	15,872,853

NOTE 12 — PARENT COMPANY FINANCIAL INFORMATION
Subsidiary bank dividends are the principal source of funds for the payment of dividends by the Company to its stockholders and for debt servicing. The Banks are subject to regulation by regulatory authorities that require the maintenance of minimum capital requirements. As of December 31, 2008, there are no regulatory restrictions other than the maintenance of minimum capital standards (as discussed in Note 15), as to the amount of dividends the Banks may pay.
Following are condensed balance sheets as of December 31, 2008 and 2007, and the related condensed schedules of operations and cash flows for each of the years in the three-year period ended December 31, 2008 of the Company (parent company only):

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2008	2007
Condensed Balance Sheets
Assets:
Cash	$1,158,121	11,834,803
Investment in subsidiary banks	143,729,239	126,314,181
Premises and equipment	797,008	803,687
Other assets	952,344	960,687

Total assets	$146,636,712	139,913,358

Liabilities:
Note payable	7,000,000	—
Accrued expenses payable	27,832	22,385

Total liabilities	7,027,832	22,385
Total stockholders’ equity	139,608,880	139,890,973

Total liabilities and stockholders’equity	$146,636,712	139,913,358

	2008	2007	2006
Condensed Schedules of Operations
Revenue:
Interest on interest-earning deposits in subsidiary banks	$146,090	896,422	850,650
Other interest income	—	—	5,738
Other income	274	—	—

Total revenues	146,364	896,422	856,388

Expenses:
Interest expense	160,319	—	—
Salaries and employee benefits	302,163	575,027	377,811
Professional fees	171,503	272,372	59,456
Other expenses	396,894	310,787	142,136

Total expenses	1,030,879	1,158,186	579,403

Income (loss) before income tax and equity in undistributed income of subsidiary banks	(884,515)	(261,764)	276,985
Income tax expense (benefit)	(300,735)	(99,671)	111,260

	(583,780)	(162,093)	165,725

Equity in undistributed income of subsidiary banks	264,550	2,277,040	2,850,540

Net income (loss)	$(319,230)	2,114,947	3,016,265

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2008	2007	2006
Condensed Schedules of Cash Flows
Cash flows from operating activities:
Net income (loss)	$(319,230)	2,114,947	3,016,265
Adjustments to reconcile net income (loss) to net cash provided by (used in) operation activities:
Undistributed income of subsidiary banks	(264,550)	(2,277,040)	(2,850,540)
Depreciation	10,944	—	—
Capitalized interest expense	(4,265)	(36,821)	(75,683)
Stock option compensation cost	228,399	244,004	145,513
Common stock awarded to directors	13,352	10,000	13,800
Other, net	30,821	108,328	(354,361)

Net cash provided by (used in) operating activities	(304,529)	163,418	(105,006)

Cash flows from investing activities:
Capital injections into subsidiary banks	(17,000,000)	(20,000,000)	(40,000,000)
Purchase of premises and equipment	—	—	(1,092,441)
Sale of premise and equipment to subsidiary	—	—	2,676,278

Net cash used in investing activities	(17,000,000)	(20,000,000)	(38,416,163)

Cash flows from financing activities:
Proceeds from note payable	7,000,000	—	—
Purchase of treasury stock	(1,305,000)	(2,116,402)	(154,243)
Sale of common stock	143,462	13,693,686	26,717,804
Sale of preferred stock	—	—	155,984
Stock options exercised	789,385	1,174,075	107,125
Payment of stock issuance costs	—	(29,508)	(22,030)

Net cash provided by financing activities	6,627,847	12,721,851	26,804,640

Net decrease in cash	(10,676,682)	(7,114,731)	(11,716,529)
Cash at beginning of year	11,834,803	18,949,534	30,666,063

Cash at end of year	$1,158,121	11,834,803	18,949,534

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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at December 31, 2008 and 2007:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2008	2007
Financial instruments for which contractual amounts represent:
Commitments to extend credit	$229,216,837	321,418,991
Standby letters of credit	18,425,878	13,963,956

	$247,642,715	335,382,947

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 2008, $87,017,809 were made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007:

	2008		2007
	Carrying	Estimated	Carrying	Estimated	Fair Value
	amount	fair value	amount	fair value	Measurements
Balance sheet assets:
Cash and due from banks	$46,285,965	46,285,965	13,260,440	13,260,440	Carrying value
Federal funds sold	11,460,000	11,460,000	30,000	30,000	Carrying value
Investments in debt and equity securities	202,724,064	202,724,064	163,645,218	163,645,218	Level 2 and 3 inputs
Loans, net	1,240,190,604	1,264,473,824	902,052,999	902,750,459	Level 3 inputs
Accrued interest receivable	5,424,108	5,424,108	4,959,629	4,959,629	Carrying value

	$1,506,084,741	1,530,367,961	1,083,948,286	1,084,645,746

Balance sheet liabilities:
Deposits	$1,228,047,299	1,256,972,456	834,576,449	835,683,272	Level 3 inputs
Short-term borrowings	70,918,844	70,918,844	88,324,915	88,324,915	Carrying value
Notes payable to Federal Home Loan Bank	136,000,000	152,070,910	68,000,000	68,419,585	Level 3 inputs
Accrued interest payable	3,904,941	3,904,941	3,656,113	3,656,113	Carrying value

	$1,438,871,084	1,483,867,151	994,557,477	996,083,885

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) issued by the FASB, which provides a framework for measuring fair value under generally accepted accounting principles. FAS 157 applies to all financial instruments that are being measured and reported on a fair value basis.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
▪	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

▪	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

▪	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to FAS 157. For the fiscal year ended December 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent. The following is a description of the valuation methodologies used for instruments measured at fair value:
Cash and Other Short-Term Instruments
For cash and due from banks (including interest-earning deposits in other financial institutions), Federal funds sold, accrued interest receivable (payable), and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or reprice in a short time period.
Investments in Debt and Equity Securities
Fair values are based on quoted market prices or dealer quotes, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally-developed models that use unobservable inputs due to the limited market activity of the instrument.
Given conditions in the debt markets at December 31, 2008, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at December 31, 2008, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
use of unobservable inputs is more representative of fair value than the market approach valuation techniques used at prior measurement dates. Accordingly, the TRUP CDOs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based in the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2007	$3,970,017
Unrealized losses incurred in 2008	(2,282,324)
Principal payments received in 2008	(270,964)

Balance, at fair value on December 31, 2008	$1,416,729

No gains or losses are included in the Company’s consolidated income statement for the years ended December 31, 2008 and 2007 that are attributable to the change in unrealized gains and losses on these TRUP CDOs still held at December 31, 2008.
Loans
Where quoted market prices are not available, the fair value of loans is generally based upon observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If observable market prices are not available, fair value is based upon estimated cash flows adjusted for credit risk which are discounted using an interest rate appropriate for the maturity of the applicable loans or the unfunded commitments. The fair value of impaired loans is measured at the fair value of the underlying collateral, using observable market prices.
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
NOTE 15 — REGULATORY MATTERS
The Company and Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Reliance Bank, F.S.B. is also required to maintain capital of 8% of average assets for the first three years of its existence. Company management believes that, as of December 31, 2008, the Company and Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2008, the most recent notification from the applicable regulatory authorities categorized the Banks as well capitalized banks under the regulatory framework for prompt corrective action. To be categorized as a well capitalized bank, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Company management believes have changed the Banks’ risk categories.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, F.S.B. at December 31, 2008, 2007, and 2006 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands of dollars)
2008:
Total capital (to risk-weighted assets)
Consolidated	$152,517	10.87%	$112,253	≥8.0%	N/A	N/A
Reliance Bank	133,151	10.23%	104,160	≥8.0%	$130,200	≥10.0%
Reliance Bank, F.S.B.	22,117	22.00%	8,044	≥8.0%	10,055	≥10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$138,411	9.87%	$56,102	≥4.0%	N/A	N/A
Reliance Bank	121,099	9.30%	52,080	≥4.0%	$78,120	≥6.0%
Reliance Bank, F.S.B.	21,355	21.24%	4,022	≥4.0%	6,033	≥6.0%

Tier 1 capital (to average assets)
Consolidated	$138,411	9.07%	$61,028	≥4.0%	N/A	N/A
Reliance Bank	121,099	8.57%	56,503	≥4.0%	$70,629	≥5.0%
Reliance Bank, F.S.B.	21,355	17.30%	4,937	≥4.0%	6,171	≥5.0%

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands of dollars)
2007:
Total capital (to risk-weighted assets)
Consolidated	$147,640	13.58%	$86,951	≥8.0%	N/A	N/A
Reliance Bank	108,550	10.79%	80,510	≥8.0%	$100,637	≥10.0%
Reliance Bank, F.S.B.	24,891	28.43%	7,004	≥8.0%	8,755	≥10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$137,955	12.69%	$43,476	≥4.0%	N/A	N/A
Reliance Bank	100,205	9.96%	40,255	≥4.0%	$60,382	≥6.0%
Reliance Bank, F.S.B.	24,258	27.71%	3,502	≥4.0%	5,253	≥6.0%

Tier 1 capital (to average assets)
Consolidated	$137,955	12.68%	$43,532	≥4.0%	N/A	N/A
Reliance Bank	100,205	9.98%	40,147	≥4.0%	$50,184	≥5.0%
Reliance Bank, F.S.B.	24,258	28.13%	3,450	≥4.0%	4,312	≥5.0%

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands of dollars)
2006:
Total capital (to risk-weighted assets)
Consolidated	$129,548	17.11%	$60,560	≥8.0%	N/A	N/A
Reliance Bank	88,735	12.30%	57,696	≥8.0%	$72,120	≥10.0%
Reliance Bank, F.S.B.	20,391	59.10%	2,760	≥8.0%	3,451	≥10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$122,446	16.18%	$30,280	≥4.0%	N/A	N/A
Reliance Bank	82,084	11.38%	28,848	≥4.0%	$43,272	≥6.0%
Reliance Bank, F.S.B.	19,959	57.84%	1,380	≥4.0%	2,070	≥6.0%

Tier 1 capital (to average assets)
Consolidated	$122,446	14.20%	$34,497	≥4.0%	N/A	N/A
Reliance Bank	82,084	10.02%	32,759	≥4.0%	$40,948	≥5.0%
Reliance Bank, F.S.B.	19,959	44.37%	1,799	≥4.0%	2,249	≥5.0%

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 16 — QUARTERLY FINANCIAL INFORMATION (unaudited)
Following is a summary of quarterly financial information for the years ended December 31, 2008, 2007, and 2006:

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2008:
Total interest income	$18,085,434	18,804,506	20,745,032	20,807,588	78,442,560
Total interest expense	10,196,305	10,036,168	10,610,768	10,872,027	41,715,268

Net interest income	7,889,129	8,768,338	10,134,264	9,935,561	36,727,292
Provision for possible losses	1,132,000	5,607,000	1,800,000	2,609,000	11,148,000
Noninterest income	681,658	723,925	584,320	459,279	2,449,182
Noninterest expense	7,079,589	7,770,425	7,800,871	6,776,705	29,427,590

Income before applicable income taxes	359,198	(3,885,162)	1,117,713	1,009,135	(1,399,116)
Applicable income taxes	49,100	(1,514,610)	266,621	119,003	(1,079,886)

Net income (loss)	$310,098	(2,370,552)	851,092	890,132	(319,230)

Weighted average shares outstanding:
Basic	20,668,304	20,673,419	20,687,321	20,728,599	20,669,512
Diluted	21,227,572	21,119,050	20,920,384	20,865,356	21,063,065

Earnings per share:
Basic	$0.02	(0.11)	0.04	0.04	(0.02)
Diluted	0.01	(0.11)	0.04	0.04	(0.02)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2007:
Total interest income	$14,562,906	15,600,014	16,515,292	17,185,300	63,863,512
Total interest expense	8,650,584	9,122,711	9,775,314	10,060,439	37,609,048

Net interest income	5,912,322	6,477,303	6,739,978	7,124,861	26,254,464
Provision for possible losses	390,000	500,000	1,515,000	781,500	3,186,500
Noninterest income	388,697	474,025	413,614	522,920	1,799,256
Noninterest expense	4,976,050	5,298,860	5,547,260	6,468,137	22,290,307

Income before applicable income taxes	934,969	1,152,468	91,332	398,144	2,576,913
Applicable income taxes	239,566	317,624	(72,866)	(22,358)	461,966

Net income	$695,403	834,844	164,198	420,502	2,114,947

Weighted average shares outstanding:
Basic	19,573,670	20,475,731	20,654,884	20,650,935	20,342,622
Diluted	20,432,149	21,496,676	21,704,099	21,675,890	21,336,623

Earnings per share:
Basic	$0.04	0.04	0.01	0.02	0.10
Diluted	0.03	0.04	0.01	0.02	0.10

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2006:
Total interest income	$10,309,224	11,499,676	12,550,399	13,664,972	48,024,271
Total interest expense	5,356,918	6,116,623	7,033,185	7,720,440	26,227,166

Net interest income	4,952,306	5,383,053	5,517,214	5,944,532	21,797,105
Provision for possible losses	550,000	400,000	525,000	725,000	2,200,000
Noninterest income	175,917	267,417	395,635	408,199	1,247,168
Noninterest expense	3,589,612	4,127,453	4,270,318	4,617,872	16,605,255

Income before applicable income taxes	988,611	1,123,017	1,117,531	1,009,859	4,239,018
Applicable income taxes	309,798	330,444	316,016	266,495	1,222,753

Net income	$678,813	792,573	801,515	743,364	3,016,265

Weighted average shares outstanding:
Basic	18,121,742	18,673,925	18,817,498	19,118,288	18,684,762
Diluted	18,921,110	19,542,228	19,705,210	20,023,593	19,548,189

Earnings per share:
Basic	$0.04	0.04	0.04	0.04	0.16
Diluted	0.04	0.04	0.04	0.04	0.15

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
	By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Date: March 30, 2009		Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jerry S. Von Rohr Jerry S. Von Rohr	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30 2009

/s/ Dale E. Oberkfell	Principal Financial and Principal Accounting Officer	March 30, 2009
Dale E. Oberkfell

/s/ Ralph W. Casazzone	Director	March 30, 2009
Ralph W. Casazzone

Name	Title	Date

/s/ Robert M. Cox, Jr.	Director	March 30, 2009
Robert M. Cox, Jr.

/s/ Richard M. Demko	Director	March 30, 2009
Richard M. Demko

/s/ Patrick R. Gideon	Director	March 30, 2009
Patrick R. Gideon

/s/ Barry D. Koenemann	Director	March 30, 2009
Barry D. Koenemann

/s/ Fortis M. Lawder	Director	March 30, 2009
Fortis M. Lawder

/s/ Earl G. Lindenberg	Director	March 30, 2009
Earl G. Lindenberg

/s/ Gary R. Parker	Director	March 30, 2009
Gary R. Parker

/s/ James E. SanFilippo	Director	March 30, 2009
James E. SanFilippo

/s/ William P. Stiritz	Director	March 30, 2009
William P. Stiritz

Index to Exhibits

3.1	Restated Articles of Incorporation of Reliance Bancshares, Inc. (filed as Exhibit 3.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.2	Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.1	Employment Agreement between Reliance Bancshares, Inc. and Jerry S. Von Rohr, dated July 29, 1998 (filed as Exhibit 10.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.2	Assignment of Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Jerry S. Von Rohr, dated June 16, 1999 (filed as Exhibit 10.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.3	First Amendment to Employment Agreement between Reliance Bank and Jerry S. Von Rohr, dated September 1, 2001 (filed as Exhibit 10.3 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.4	Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Dale E. Oberkfell, dated March 21, 2005 (filed as Exhibit 10.4 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.5	Data Processing Services Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated August 10, 2005 (filed as Exhibit 10.5 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.6	Data Processing Services Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated June 23, 2005 (filed as Exhibit 10.6 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.7	1999 Incentive Stock Option Plan (filed as Exhibit 10.7 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.8	2001 Incentive Stock Option Plan (filed as Exhibit 10.8 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.9	2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.9 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.10	First Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.10 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.11	Second Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.11 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.12	2003 Incentive Stock Option Plan (filed as Exhibit 10.12 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.13	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.14	First Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.14 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.15	Second Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.15 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.16	2004 Non-Qualified Stock Option Plan (filed as Exhibit 10.16 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.17	2005 Incentive Stock Option Plan (filed as Exhibit 10.17 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.18	2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.18 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.19	First Amendment of the 2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.20	Agreement of Compensation Package between Jerry S. Von Rohr and the Compensation Committee of Reliance Bancshares, Inc., dated December 14, 2005 (filed as Exhibit 10.20 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.21	Reliance Bancshares, Inc. 2005 Employee Stock Purchase Plan (filed as Exhibit 10.21 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.22	2007 Non-Qualified Stock Option Plan (filed as Exhibit 10.26 to the registrant’s Amendment No. 2 to its Form 10 (File No. 000-52588) filed on July 19, 2007 and incorporated herein by reference).

10.23	Check 21 Exchange Services Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated January 31, 2006 (filed as Exhibit 10.22 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.24	Software License and Support Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated January 31, 2006 (filed as Exhibit 10.23 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.25	Check 21 Exchange Services Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated November 15, 2005 (filed as Exhibit 10.24 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.26	Software License Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated November 15, 2005 (filed as Exhibit 10.25 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.27	Resignation Compensation Agreement between the Company and James W. Sullivan, dated January 29, 2008 (filed as Exhibit 10.27 to the registrant’s Form 10-K filed on March 28, 2008 and incorporated herein by reference).

10.28	Stock Option and ESPP Repurchase Agreement between the Company and James W. Sullivan, dated January 29, 2008 (filed as Exhibit 10.28 to the registrant’s Form 10-K filed on March 28, 2008 and incorporated herein by reference).

14.1	Reliance Bancshares, Inc. Code of Conduct and Ethics (filed as Exhibit 14.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

21.1*	Subsidiaries of Reliance Bancshares, Inc.

31.1*	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.