Form 10-Q
period 2009-03-31
Reliance Bancshares, Inc.
filed 2009-05-11
CIK 1397771

United States
Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 000-52588
RELIANCE BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Missouri (State or Other Jurisdiction of Incorporation or Organization)	43-1823071 (IRS Employer Identification No.)

10401 Clayton Road Frontenac, Missouri (Address of Principal Executive Offices)	63131 (Zip Code)
(314) 569-7200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of April 24, 2009, the Registrant had 20,770,781 shares of outstanding Class A common stock, $0.25 par value; 40,000 shares of outstanding Class A preferred stock, no par value; and 2,000 shares of outstanding Class B preferred stock, no par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

Part I — Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2009 and 2008 and December 31, 2008

	March 31,		December 31,
	2009	2008	2008
ASSETS
Cash and due from banks	$9,900,850	12,309,202	14,366,579
Interest-earning deposits in other financial institutions	2,820,878	373,586	31,919,386
Federal funds sold	1,351,000	86,000	11,460,000
Investments in available-for-sale debt and equity securities, at fair value	297,646,642	178,987,641	202,724,064
Loans	1,235,360,011	993,726,912	1,255,198,940
Less — Deferred loan fees/costs	(612,034)	(296,545)	(702,514)
Reserve for possible loan losses	(14,196,047)	(10,480,988)	(14,305,822)

Net loans	1,220,551,930	982,949,379	1,240,190,604

Premises and equipment, net	43,687,967	42,047,101	44,143,317
Accrued interest receivable	6,653,744	4,871,789	5,424,108
Other real estate owned	15,489,980	6,776,894	15,289,170
Identifiable intangible assets, net of accumulated amortization of $95,013, $78,725 and $90,941 at March 31, 2009 and 2008, and December 31, 2008, respectively	149,306	165,594	153,378
Goodwill	1,149,192	1,149,192	1,149,192
Other assets	7,757,885	4,580,448	7,169,420

	$1,607,159,374	1,234,296,826	1,573,989,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$52,601,034	51,570,641	59,374,964
Interest-bearing	1,214,792,775	848,690,837	1,168,672,335

Total deposits	1,267,393,809	900,261,478	1,228,047,299
Short-term borrowings	17,157,546	66,436,511	63,918,844
Long-term Federal Home Loan Bank borrowings	136,000,000	119,000,000	136,000,000
Accrued interest payable	3,591,620	4,568,720	3,904,941
Other liabilities	2,771,897	2,647,546	2,509,254

Total liabilities	1,426,914,872	1,092,914,255	1,434,380,338

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,850,000 shares authorized:
Series A, 40,000 shares issued and outstanding at March 31, 2009	40,000,000	—	—
Series B, 2,000 shares issued and outstanding at March 31, 2009	2,000,000	—	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,770,781 shares issued and outstanding	5,192,696	5,192,696	5,192,696
Surplus	122,331,181	124,142,314	124,193,318
Retained earnings	10,753,950	11,292,404	10,663,076
Treasury stock, 24,514, 102,509, and 24,514 shares at March 31, 2009, March 31, 2008, and December 31, 2008, respectively	(335,280)	(1,271,220)	(335,280)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	301,955	2,026,377	(104,930)

Total stockholders’ equity	180,244,502	141,382,571	139,608,880

	$1,607,159,374	1,234,296,826	1,573,989,218

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2009 and 2008

	2009		2008

Interest income:
Interest and fees on loans		$17,671,243	16,018,368
Interest on debt and equity securities:
Taxable		1,982,559	1,574,638
Exempt from Federal income taxes		340,054	397,474
Interest on short-term investments		16,963	94,954

Total interest income		20,010,819	18,085,434

Interest expense:
Interest on deposits		9,482,976	8,732,155
Interest on short-term borrowings		260,288	579,273
Interest on long-term Federal Home Loan Bank borrowings		1,231,970	884,877

Total interest expense		10,975,234	10,196,305

Net interest income		9,035,585	7,889,129
Provision for possible loan losses		2,250,000	1,132,000

Net interest income after provision for possible loan losses		6,785,585	6,757,129

Noninterest income:
Service charges on deposit accounts		207,638	175,819
Net gains on sale of debt and equity securities		—	194,015
Other noninterest income		300,557	311,824

Total noninterest income		508,195	681,658

Noninterest expense:
Salaries and employee benefits		3,880,456	4,207,567
Occupancy and equipment expense		1,125,932	1,067,116
FDIC assessments		503,533	188,107
Data processing		474,674	442,279
Other real estate expense		309,663	27,808
Advertising		147,310	210,870
Amortization of intangible assets		4,072	4,072
Other noninterest expenses		795,492	931,770

Total noninterest expense		7,241,132	7,079,589

Income before applicable income taxes		52,648	359,198
Applicable income tax expense (benefit)		(38,226)	49,100

Net income		$90,874	310,098

Per share amounts:
Basic earnings per share	$	<0.01	0.02
Basic weighted average shares outstanding		20,746,267	20,668,304
Diluted earnings per share	$	<0.01	0.01
Diluted weighted average shares outstanding		20,818,840	21,220,572

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
Three Months ended March 31, 2009 and 2008

	2009	2008
Net income	$90,874	310,098

Other comprehensive income before tax:
Unrealized holding gains on available-for-sale securities	616,492	2,645,145
Less reclassification adjustment on available-for-sale security gains included in net income	—	(194,015)

Other comprehensive income before tax	616,492	2,451,130
Income tax related to items of other comprehensive income	209,607	833,384

Other comprehensive income, net of tax	406,885	1,617,746

Total comprehensive income	$497,759	1,927,844

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2009 and 2008

						Accumulated	Total
						other	stock-
	Preferred	Common		Retained	Treasury	comprehensive	holders’
	stock	stock	Surplus	earnings	stock	income	equity

Balance at December 31, 2007	$—	5,170,519	123,329,517	10,982,306	—	408,631	139,890,973

Net income	—	—	—	310,098	—	—	310,098

Stock options exercised — 88,704 shares	—	22,177	627,139	—	—	—	649,316

Purchase of 105,324 common shares for treasury	—	—	—	—	(1,305,000)	—	(1,305,000)

Issuance of shares as partial payment for certain operating leases (2,565 shares from treasury)	—	—	(5,771)	—	30,780	—	25,009

250 shares of common stock awarded to directors	—	—	(30)	—	3,000	—	2,970

Compensation cost recognized for stock options granted	—	—	145,387	—	—	—	145,387

Amortization of restricted stock	—	—	46,072	—	—	—	46,072

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	1,617,746	1,617,746

Balance at March 31, 2008	$—	5,192,696	124,142,314	11,292,404	(1,271,220)	2,026,377	141,382,571

Balance at December 31, 2008	$—	5,192,696	124,193,318	10,663,076	(335,280)	(104,930)	139,608,880

Net income	—	—	—	90,874	—	—	90,874

Issuance of 40,000 shares of Series A preferred stock	40,000,000	—	—	—	—	—	40,000,000

Exercise of warrants for 2,000 shares of Series B preferred stock	2,000,000	—	(2,000,000)	—	—	—	—

Stock issuance costs	—	—	(7,422)	—	—	—	(7,422)

Compensation cost recognized for stock options granted	—	—	137,785	—	—	—	137,785

Amortization of restricted stock	—	—	7,500	—	—	—	7,500

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	406,885	406,885

Balance at March 31, 2009	$42,000,000	5,192,696	122,331,181	10,753,950	(335,280)	301,955	180,244,502

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income	$90,874	310,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,288,475	310,761
Provision for possible loan losses	2,250,000	1,132,000
Capitalized interest expense on construction	—	(73,930)
Net gains on sale of debt and equity securities	—	(194,015)
Net losses on sales and writedowns of other real estate owned	110,000	—
Stock option compensation cost	137,785	145,387
Common stock awarded to directors	—	2,970
Amortization of restricted stock expense	7,500	46,072
Mortgage loans originated for sale in the secondary market	(10,770,860)	(7,337,316)
Mortgage loans sold in the secondary market	11,366,360	5,755,575
Decrease (increase) in accrued interest receivable	(1,229,636)	87,840
Increase (decrease) in accrued interest payable	(313,321)	912,607
Other operating activities, net	(535,429)	854,593

Net cash provided by operating activities	2,401,748	1,952,642

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(153,186,749)	(63,210,015)
Proceeds from maturities and calls of available-for-sale debt securities	58,177,906	34,793,678
Proceeds from sales of available-for-sale debt securities	—	15,944,015
Net decrease (increase) in loans	16,271,700	(82,239,460)
Proceeds from sale of other real estate owned	222,972	—
Construction expenditures to finish other real estate owned	(12,308)	(46,787)
Purchase of premises and equipment, net	(126,296)	(1,856,666)

Net cash used in investing activities	(78,652,775)	(96,615,235)

Cash flows from financing activities:
Net increase in deposits	39,346,510	65,685,029
Net decrease in short-term borrowings	(46,761,298)	(21,888,404)
Proceeds from long-term Federal Home Loan Bank borrowings	—	51,000,000
Issuance of Series A preferred stock	40,000,000	—
Stock options exercised	—	649,316
Purchase of treasury stock	—	(1,305,000)
Payment of stock issuance costs	(7,422)	—

Net cash provided by financing activities	32,577,790	94,140,941

Net decrease in cash and cash equivalents	(43,673,237)	(521,652)
Cash and cash equivalents at beginning of period	57,745,965	13,290,440

Cash and cash equivalents at end of period	$14,072,728	12,768,788

Supplemental information:
Cash paid for interest	$11,288,555	9,357,627
Noncash transactions:
Warrant exercise and issuance of Series B preferred stock	2,000,000	—
Transfers to other real estate owned in settlement of loans	672,985	1,792,822
Loans made to facilitate the sale of other real estate owned	151,511	—
Stock issued for operating lease payments	—	25,009

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the Company) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, F.S.B. (hereinafter referred to as the “Banks”). The Company also has loan production offices in Houston, Texas and Phoenix, Arizona.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.
Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include due from banks, interest-earning deposits in banks (all of which are payable on demand), and Federal funds sold. Certain balances are maintained in other financial institutions that participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program. Under this program, these balances are fully guaranteed by the FDIC through December 31, 2008. After this period, these balances would generally exceed the level of deposits insured by the Federal Deposit Insurance Corporation.
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common stock. Such costs were recorded as a reduction of equity capital.
New Accounting Standards
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (FAS 157). The Company uses fair value measurements to determine fair value disclosures. As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
The following is a description of valuation methodologies used for assets recorded at fair value:
Investments in Available-For-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Level 2 and 3 valuations. For all debt securities other than the other debt securities described below, the market evaluation utilizes several sources which include observable inputs rather than

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
“significant unobservable inputs” and, therefore, fall into the Level 2 category. The table below presents the balances of available-for sale debt securities measured at fair value on a recurring basis:

Obligations of U.S. Government agencies and corporations	$150,196,079
Obligations of state and political subdivisions	30,490,353
Other debt securities	1,856,915
Mortgage-backed securities	106,179,776

$288,723,123

Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at March 31, 2009, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at March 31, 2009, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques used at prior measurement dates. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2008	$1,416,729
Unrealized losses incurred in 2009	(778,697)
Principal payments received in 2009	(7,880)

Balance, at fair value on March 31, 2009	$630,152

No gains or losses are included in the Company’s consolidated income statement for the three months ended March 31, 2009 that are attributable to the change in unrealized gains and losses on these TRUP CDOs still held at March 31, 2009.
Loans — The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At March 31, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at March 31, 2009 was $39,168,715.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements

	Three-Months Ended March 31,
	2009		2008
Basic
Net income		$90,874	310,098

Weighted average common shares outstanding		20,746,267	20,668,304

Basic earnings per share	$	<0.01	0.02

Diluted
Net income		$90,874	310,098

Weighted average common shares outstanding		20,746,267	20,668,304
Effect of dilutive stock options		72,573	552,268

Diluted weighted average common shares outstanding		20,818,840	21,220,572

Diluted earnings per share	$	<0.01	0.01

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at March 31, 2009 will be $4,072 per quarter until completely amortized.
The excess of the Company’s consideration given in its acquisition of The Bank of Godfrey over the fair value of the net assets acquired is recorded as goodwill, an intangible asset on the consolidated balance sheets. Goodwill is the Company’s only intangible asset with an indefinite useful life, and the Company is required to test the intangible asset for impairment on an annual basis. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. No impairment writedown has thus far been required on this intangible asset.
NOTE 3 — STOCK OPTIONS
The Company maintains various stock option plans. Prior to 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, in accounting for stock options granted under these plans. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the consolidated statements of income for stock options granted to employees, since all options granted under the Company’s stock option plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant, as determined by the Board of Directors.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (FAS 123R) Share-Based Payment. This statement replaced FAS No. 123, Accounting for Stock-Based Compensation, and superseded APB 25. FAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.
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
The weighted average fair values of options granted during the first quarters of 2008 and 2007 were $0 and $3.37, respectively, for an option to purchase one share of Company common stock; however, the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted during the first quarters of 2009 and 2008, including minimal or no volatility in the Company’s common stock price, no dividends paid on the common stock, an expected weighted average option life of 6.0 years, and a risk-free interest rate approximating the U.S. Treasury rate for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
Following is a summary of the Company’s stock option activity for the three-month periods ended March 31, 2009 and 2008:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares

Three-Months Ended March 31, 2008:
Balance at December 31, 2007	$7.31	1,648,200	$8.41	701,000
Granted	14.12	73,000	15.26	5,000
Exercised	7.32	(88,704)	—	—

Balance at March 31, 2008	$7.61	1,632,496	$8.45	706,000

Three-Months Ended March 31, 2009:
Balance at December 31, 2008	$7.61	1,553,450	$7.98	673,000
Granted	7.50	102,250	7.50	500
Forfeited	8.81	(59,500)	—	—

Balance at March 31, 2009	$7.56	1,596,200	$7.98	673,500

The weighted average option prices for the 2,269,700 and 2,338,496 options outstanding at March 31, 2009 and 2008, were $7.68 and $7.87, respectively. At March 31, 2009, options to purchase an additional 481,550 shares of Company common stock were available for future grants under the various plans.
NOTE 4 — DISCLOSURES ABOUT FINANCIAL INSTRUMENTS
The Banks issue financial instruments with off-balance-sheet risk in the normal course of the business of meeting the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit risk in excess of

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
the amounts recognized in the balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Banks have in particular classes of these financial instruments.
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at March 31, 2009:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$202,870,469
Standby letters of credit	21,418,892

$224,289,361

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at March 31, 2009, $70,759,194 were made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three month periods ended March 31, 2009 and 2008. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2008, included in our most recent annual report in Form 10-K.
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
Forward-Looking Statements
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in our most recent Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated from time to time in our future SEC filings. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report, unless otherwise required by applicable rules.
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 24 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through March 31, 2009, Reliance Bank has added 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPO’s”) in Houston, Texas and Phoenix, Arizona and has grown its total assets, loans and deposits to $1.5 billion, $1.2 billion, and $1.2 billion, respectively, at March 31, 2009.
Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. This Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a LPO in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank LPO were transferred to Reliance Bank, FSB. Since its opening in 2006 through March 31, 2009, Reliance Bank, FSB has added four branch locations in southwestern Florida and has grown its total assets, loans, and deposits to $129 million, $82 million, and $101 million, respectively, at March 31, 2009.
At March 31, 2009, Reliance Bank’s total assets and total revenues (total interest and noninterest income) represented 91.92% and 93.13%, respectively, of the Company’s consolidated total assets and total revenue. Reliance Bank, FSB’s total assets and total revenues represented 8.04% and 6.89%, respectively, of the Company’s consolidated totals. Reliance Bank recorded net income of $1,063,916 and Reliance Bank, FSB incurred a net loss of $760,135 for the three months ended March 31, 2009.
During 2008, the Company completed building its St. Louis metropolitan branch network as previously planned. The Company plans to continue building its branch network in southwestern Florida, with three additional branches planned; however, the building of these branches has been suspended while management focuses on Reliance Bank, FSB’s profitability in light of the stressful market conditions in southwestern Florida. The Company’s branch expansion plans are designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida, to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets. The Houston and Phoenix LPO’s are intended to benefit from commercial and residential lending and fee income generation opportunities in these larger and historically higher growth markets.
The St. Louis metropolitan, southwestern Florida, Houston and Phoenix markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
The Company’s total consolidated assets increased to $1.6 billion at March 31, 2009, with loans and deposits increasing to $1.2 billion and $1.3 billion, respectively, primarily as a result of the Company’s continued emphasis on growth to improve its market share. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Three Reliance Bank branches were opened in 2008, six Reliance Bank branches were opened in 2006, one branch was opened in 2005, and four branches were opened in 2004. Three Reliance Bank, FSB branches were opened in 2007 and one branch was opened in 2006.
The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. In addition to the initial offering, the Company has held a total of 12 such offerings since its inception and has sold 20,770,781 shares of Company Common Stock for a total of $129.3 million through March 31, 2009.
The Company’s consolidated net income for the three-month periods ended March 31, 2009 and 2008 totaled $90,874 and $310,098, respectively. While the Company’s consolidated total assets and net interest income have continued to grow, the Company has continued to experience pricing pressures on its loans and deposits, and the provision for possible loan losses was increased due to an increase in nonperforming loans, resulting from a decline in the real estate markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
Net interest income for the three-month periods ended March 31, 2009 and 2008 totaled $9,035,585 and $7,889,129, respectively. This growth in net interest income resulted from the growth in interest income on an increasing level of interest-earning assets during this time period, with a significant portion of such interest-earning assets being comprised of loans, which are the Company’s highest interest-earning assets.
Holding down the net interest income earned by the Company during these periods was an increasing cost of funds on an increasing total of interest-bearing liabilities. Interest expense incurred on interest-bearing liabilities for the quarters ended March 31, 2009 and 2008 totaled $10,975,234 and $10,196,305, respectively.
The substantial decline in the real estate market that has occurred over the past several years on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed in prior years. As a result, the Company has experienced an increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $54.7 million at March 31, 2009 compared with $27.9 million at March 31, 2008. The reserve for possible loan losses as a percentage of net outstanding loans was 1.15% at March 31, 2009 compared with 1.06% at March 31, 2008. Net charge-offs for the three months ended March 31, 2009 totaled $2.4 million compared with $336 thousand for the three months ended March 31, 2008. The provision for possible loan losses charged to expense for the three months ended March 31, 2009 and 2008 was $2,250,000 and $1,132,000, respectively. The increase in the provision for loan losses in the first quarter of 2009 was a direct reaction to the continued decline of the real estate market and increasing nonperforming loans. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management.”

Total noninterest income for the three-month periods ended March 31, 2009 and 2008 was $508,195 and $681,658, respectively. A portion of the decrease is attributed to a net gain of $194,015 on $15.9 million of investment securities sold during the first quarter of 2008. There were no investment security sales during the first quarter of 2009. Residential mortgage lending operations (in which fixed rate loans are originated and sold in the secondary market) increased during the first quarter of 2009, as attractive interest rates have caused many homeowners to refinance their existing mortgages. Total income from these secondary market activities was $110,642 and $88,359 for the three-month periods ended March 31, 2009 and 2008, respectively. Deposit service charge income also increased by $31,819, or 18.10%, to $207,638 for the three months ended March 31, 2009 compared to $175,819 for the three months ended March 31, 2008, due to a larger deposit base.
The Company’s commercial fixed rate mortgage lending operation, which was established to arrange for long-term fixed rate real estate financing with institutional investors, generated commission income of $4,840 and $64,308 for the three-month periods ended March 31, 2009 and 2008, respectively, as the real estate market in the St. Louis metropolitan area remains depressed.
Total noninterest expense was $7,241,132 and $7,079,589 for the quarters ended March 31, 2009 and 2008, respectively, representing a 2.28% increase.
The Company’s effective tax rate for the three-month periods ended March 31, 2009 and 2008 was (72.61%) and 13.67%, respectively. The changes in effective tax rates during these periods is a result of an increasing level of tax-exempt interest income and a much smaller level of pre-tax income.
The Company’s basic and diluted earnings per share for the three-month periods ended March 31, 2009 and 2008 reflect the Company’s focus on growth in equity ownership and total assets, loans and deposits, with less of an emphasis on short-term earnings per share. Basic and fully-diluted earnings per share for the three month period ended March 31, 2009 were both less than $0.01 per share. Basic and fully-diluted earnings per share for the three month period ended March 31, 2008 were $0.02 and $0.01 per share, respectively.
Following are certain of the Company’s ratios generally followed in the banking industry for the three-month periods ended March 31, 2009 and 2008:

	As of and for the
	Quarters Ended March 31,
	2009	2008
Percentage of net income to:
Average total assets	0.02%	0.11%
Average stockholders’ equity	0.23%	0.89%
Percentage of common dividends declared to net income per common share	—	—
Percentage of average stockholders’ equity to average total assets	9.98%	11.86%
Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2008 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report in Form 10-K, which was filed March 30, 2009. Management believes there have been no material changes to our critical accounting policies during the first quarter of 2009.

Results of Operations for the Three-Month Periods Ended March 31, 2009 and 2008
Net Interest Income
The Company’s net interest income increased $1,146,456 (14.53%) to $9,035,585 for the three-month period ended March 31, 2009 from the $7,889,129 earned during the three-month period ended March 31, 2008. The Company’s net interest margin for the three-month periods ended March 31, 2009 and 2008 was 2.41% and 2.88%, respectively. This decline in margin percentage is primarily attributed to competitive pressures and nonperforming loans.
Average interest earning assets for the first quarter of 2009 increased $419,375,849 (37.24%) to $1,545,419,337 from the level of $1,126,043,488 for the first quarter of 2008. This strong growth in interest earning assets was primarily due to the growth in the loan portfolio. Total average loans for the first quarter of 2009 increased $291,798,615 (30.61%) to $1,245,164,434 from the level of $953,365,819 for the first quarter of 2008. The Company’s addition of LPO’s in Houston and Phoenix and the recent branch expansion were the primary reasons for this strong growth in the Company’s loan portfolio.
Total average investment securities for the first quarter of 2009 increased $99,194,880 (60.00%) to $264,517,943 from the level of $165,323,063 for the first quarter of 2008. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over FDIC insurance limits, (c) provide a secondary source of liquidity through “laddered” maturities of such securities and their marketability, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $157.5 million at March 31, 2009. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $6,940,000 as additional collateral to secure public funds at March 31, 2009.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the quarters ended March 31, 2009 and 2008 were $35,736,960 and $7,354,606, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. Average loans as a percentage of average earning assets were 80.57% for the first quarter of 2009, which was a 410 basis point decrease over the 84.67% achieved in the first quarter of 2008. This decline resulted from the depressed economic environment in the Banks’ market areas.
Funding the Company’s growth in interest-earning assets has been a challenge in the markets in which the Company’s banking subsidiaries operate. With the stock market rebounding through 2007 from its depressed levels in 2004 and 2003, deposits were not as plentiful in the banking market overall, until the second half of 2007, when a declining real estate economy significantly reduced loan demand. The stock market has since also declined from its record levels in 2007 to low levels not seen since 1982. Additionally, the St. Louis metropolitan area has added several new banks in the past few years (as well as several institutions such as Reliance Bank adding numerous branches), resulting in an intensely competitive environment for customer deposits. Competition for deposits in southwestern Florida is equally as intense as the market for deposits in the St. Louis metropolitan area. As a result, the Company has had to supplement its deposit growth with alternate funding sources, including short-term overnight borrowings from unaffiliated financial institutions, sweep repurchase agreement borrowing arrangements with several of the Company’s larger depositors, and longer term advances from the Federal Home Loan Banks. Additionally, the elevated rates at which deposits have been offered in such competitive markets have served to offset the gains achieved in the Company’s net interest margin from loan growth.
Total average interest-bearing deposits for the first quarter of 2009 were $1,207,030,909, an increase of $373,474,654 (44.80%) from the level of $833,556,255 for the first quarter of 2008. This increase in deposits resulted from the Company’s recent branch expansion and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.

The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. Average short term borrowings declined $31,005,516 (43.95%) to $39,541,894 from $70,547,410 at March 31, 2008. Short term borrowings can fluctuate significantly based on short-term liquidity needs and growth in deposits.
The Company also uses longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances grew $52,591,398 (63.05%) to $136,000,000 for the first quarter of 2009, compared with the $83,408,602 average balance for the first quarter of 2008.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31
	2009	2008
Average deposits:
Noninterest-bearing	4.02%	4.91%

Interest-bearing:
Transaction accounts	11.11	16.27
Savings	12.56	4.82
Time deposits of $100,000 or more	25.21	28.98
Other time deposits	34.91	30.20

Total average interest-bearing deposits	83.79	80.27

Total average deposits	87.81	85.18

Short-term borrowings	2.75	6.79
Longer-term advances from Federal Home Loan Bank	9.44	8.03

	100.00%	100.00%

The composition of the Company’s deposit portfolio will fluctuate as recently added branches help to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has been difficult. Through a campaign at the end of 2008, the Company did increase it’s percentage of retail savings accounts, allowing it to reduce the percentage of short term borrowings. This campaign, which generated $142.9 million in balances, offered a rate similar to the Bank’s 12 month CD rate, and was guaranteed for 12 months. For the first three months of 2009 and 2008, the Company’s most significant funding source has continued to be certificates of deposit, which comprised 60.12% of total average funding sources during the first three months of 2009, as compared with 59.18% during the first three months of 2008. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates.
The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Change from 2009 to 2008 Due to
		Yield/
	Volume (1)	Rate (2)	Total
Interest income:
Loans	4,291,317	(2,656,844)	1,634,473
Investment securities:

Taxable	995,655	(587,734)	407,921
Exempt from Federal income taxes	(84,988)	11,634	(73,354)
Short-term investments	82,708	(160,699)	(77,991)

Total interest income	5,284,692	(3,393,643)	1,891,049

Interest Expense:
Interest bearing transaction accounts	(62,484)	(584,165)	(646,649)
Savings accounts	871,390	168,318	1,039,708
Time deposits of $100,000 or more	626,799	(1,128,532)	(501,733)
Other time deposits	1,840,552	(981,057)	859,495

Total deposits	3,276,257	(2,525,436)	750,821
Funds purchased and securities sold under repurchase agreements	485,660	(138,567)	347,093
Long-term borrowings	(222,385)	(96,600)	(318,985)

Total interest expense	3,539,532	(2,760,603)	778,929

Net interest income	1,745,160	(633,040)	1,112,120

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.
NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
During the fourth quarter of 2008 the Federal Reserve Bank lowered its Federal funds target interest rate 1.75% to a range between 0% and 0.25%, where it remained for the first quarter of 2009, in an attempt to stimulate the struggling national economy. Such actions have caused the overall rates earned and paid by the Company to be lowered; however, not all financial instruments reprice at the same time. Floating rate loans reprice immediately, while certificates of deposit and other fixed rate instruments have a lagging effect with interest rate changes. Competition will also cause interest rates to react differently.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the three-month periods ended March 31, 2009 and 2008 was $2,250,000 and $1,132,000, respectively. Net charge-offs for the three-month periods ended March 31, 2009 and 2008 totaled $2,359,775 and $336,023, respectively. At March 31, 2009 and 2008, the reserve for possible loan losses as a percentage of net outstanding loans was 1.15% and 1.06%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 36.24% and 49.65% at March 31, 2009 and 2008, respectively. The continued significant decline in the real estate market has resulted in an increase in the level of nonperforming loans and a higher provision for loan losses in the first quarter of 2009. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”

Noninterest Income
Total noninterest income for the first quarter of 2009, excluding security sale gains and losses, increased $20,552 (4.21%) to $508,195, from the $487,643 earned for the first quarter of 2008. Secondary market residential mortgage fee income was $110,642 and $88,359 for the first three months of 2009 and 2008, respectively. These secondary market originators make long-term, fixed rate residential loans which are then sold into the secondary market. Service charges on deposit accounts increased $31,819 (18.10%) to $207,638 for the three-month period ended March 31, 2009 from $175,819 for the three-month period ended March 31, 2008, due to the increased level of customer deposits and the fees generated by the Banks’ overdraft privilege programs. The commercial real estate brokerage department earned commission income of $4,840 and $64,308 for the first quarters of 2009 and 2008, respectively. Commissions are earned by this department for arranging long-term, fixed rate commercial real estate financing for customers with institutional investors.
Noninterest Expense
Noninterest expense increased $161,543 (2.28%) for the first quarter of 2009 to $7,241,132 from the $7,079,589 during the first quarter of 2008. The changes in categories of noninterest expense were mixed, primarily with increases in FDIC assessments and other real estate expenses being offset by the Company’s cost reduction efforts that resulted in decreases in personnel, professional fees, and advertising expenses. The largest single component of the net increase in noninterest expense for the first quarter of 2009 was the Bank’s FDIC assessment expense which increased $315,426 (167.68%) for the first quarter of 2009 to $503,533 from the $188,107 during the first quarter of 2008. The increased assessments resulted from a combination of the Bank’s deposit growth and increased assessment rates due to the problems currently facing the banking industry.
Other real estate expense increased to $309,663, which was an increase of $281,855 (1,013.58%) over the $27,808 incurred during the first quarter of 2008. The continued significant decline of the real estate market has resulted in the Company foreclosing on several loans to secure the underlying collateral. This increase in expense is consistent with the significant increase in other real estate owned properties on the Company’s books during this time. Other real estate owned totaled $15,489,980 as of March 31, 2009, compared to $6,776,894 at March 31, 2008.
Total personnel costs decreased $327,111 (7.77%) for the first quarter of 2009 to $3,880,456 from the $4,207,567 of personnel costs incurred for the first quarter of 2008. The number of employees declined during 2008 and the first quarter of 2009, primarily due to attrition.
The recent branch expansion resulted in a growing level of occupancy and equipment expenses during the first quarter of 2009 compared with the first quarter of 2008. Total occupancy and equipment expenses increased $58,816 (5.51%) to $1,125,932 for the first quarter of 2009 from the $1,067,116 incurred in the first quarter of 2008. At March 31, 2009, the Company had 24 branches, compared to 23 at March 31, 2008.
Total data processing expenses for the first quarter of 2009 increased $32,395 (7.32%) to $474,674 for the first quarter of 2009, as compared with the $442,279 of expenses incurred for the first quarter of 2008. The increased number of customer accounts and additional new products offered has resulted in this increase in data processing expenses.
Total advertising expenses for the first quarter of 2009 decreased $63,560 (30.14%) to $147,310 from the $210,870 incurred for the first quarter of 2008, due to a reduction in special promotions. Professional fees for first quarter of 2009 decreased $47,864 (29.75%) to $113,040 from the $160,904 incurred in the first quarter of 2008, due to the increased use of in-house counsel on legal maters.
Other noninterest expenses decreased $136,278 (14.63%) to $795,492 for the three months ended March 31, 2009, from the $931,770 amount incurred for the three months ended March 31, 2008, due to cost reduction efforts noted above.
Income Taxes
Applicable income tax expenses (benefits) totaled ($38,226) and $49,100 for the three month periods ended March 31, 2009 and 2008, respectively. The effective tax rates for the three month periods ended March 31, 2009 and 2008 were

(72.61%) and 13.67%, respectively. The changes in effective tax rates during the three month periods ended March 31, 2009 and 2008 is a result of an increasing level of investment income that is exempt from Federal income taxes and its overall effect on a relatively small pretax income or loss amount.
Financial Condition
Total assets of the Company grew $33,170,156 (2.11%) in the first three months of 2009 to $1,607,159,374 at March 31, 2009, from the level of $1,573,989,218 at December 31, 2008. This growth resulted from the Company’s continued emphasis on increasing its market share of loans and deposits with its branch expansion program, establishment of LPO’s in the Houston and Phoenix markets, a strong capital base, and competitive pricing of banking products.
Total deposits of the Company grew $39,346,510 (3.20%) in the first three months of 2009 to $1,267,393,809 at March 31, 2009, from the level of $1,228,047,299 at December 31, 2008. This growth in deposits resulted from leveraging the recently expanded branch system and competitive pricing on deposit products.
Short-term borrowings at March 31, 2009 decreased $46,761,298 (73.16%) to $17,157,546 from the level of $63,918,844 at December 31, 2008, as the Company shifted a portion of it’s funding to longer-term borrowings. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Longer-term borrowings were flat during the first three months of 2009. At March 31, 2009 and December 31, 2008, total longer-term advances from the Federal Home Loan Bank were $136,000,000. These longer-term fixed rate advances were used as an alternative funding source and are matched with longer-term fixed rate assets.
Total loans decreased $19,838,929 (1.58%) in the first three months of 2009 to $1,235,360,011 at March 31, 2009, from the level of $1,255,198,940 at December 31, 2008. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Investment securities, all of which are maintained as available-for-sale, increased $94,922,578 (46.82%) in the first three months of 2009 to $297,646,642 at March 31, 2009, from the level of $202,724,064 at December 31, 2008. The Company’s investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company’s loan portfolio, as described above.
Total capital increased $40,635,622 (29.11%) to $180,244,502 at March 31, 2009 from the level of $139,608,880 at December 31, 2008, due to the receipt of U.S. Treasury funds, as discussed in the following paragraph. The Company’s capital-to-asset percentage was 11.22% at March 31, 2009. Since its inception, the Company has had 13 separate private placement offerings of its Common Stock to accredited investors and received $40 million in funds from the U.S. Treasury in the first quarter of 2009.
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
The Treasury has invested in the Company through the EESA and CPP. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no additional funds, to the Treasury in connection with the Company’s participation in the CPP. $20,000,000 of this investment was transferred from Reliance Bancshares, Inc. to Reliance Bank as a capital injection. The funds are being used for corporate purposes with one goal being to promote lending.

The Series A preferred stock will pay a dividend at the rate of 5% per annum for the first five years and 9% thereafter. Dividends are payable quarterly, with the first payment due May 15, 2009. These dividends are paid out of retained earnings, which may negatively impact share value if earnings are not adequate to cover the dividends. Each share has a liquidation amount of $1,000 and has liquidation rights in pari passu with other preferred stock, which is paid in liquidation prior to Company’s common stock. The Series B preferred stock will pay a dividend at the rate of 9% per annum, payable quarterly, and includes other provisions similar to the Series A preferred stock with liquidation at $1,000 per share.
The American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA, which will be further described in rules and regulations to be established, include among others: limits on compensation incentives, prohibitions on “golden parachute payments”, the establishment by publicly registered CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans. The executive compensation restraints as presently constituted have little or no effect to the Company’s operations. The full implementation of ARRA is still pending awaiting further regulatory promulgation.

The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Quarter Ended March 31, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,245,164,434	77.45%	$17,677,113	5.76%
Investment Securities:
Taxable	231,567,616	14.40%	1,982,559	3.47%
Exempt from Federal income taxes (3)	32,950,327	2.05%	465,078	5.72%
Short-term investments	35,736,960	2.22%	16,963	0.19%

Total Earning assets	1,545,419,337	96.12%	20,141,713	5.29%

Nonearning assets:
Cash and due from banks	5,117,201	0.32%
Reserve for possible loan losses	(14,929,468)	(0.93)%
Premises and equipment	44,025,461	2.74%
Other assets	28,457,227	1.77%
Available-for-sale investment market valuation	(396,148)	(0.02)%

Total nonearning assets	62,274,273	3.88%

Total Assets	$1,607,693,610	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$160,063,425	9.96%	595,238	1.51%
Savings	180,935,049	11.25%	1,276,062	2.86%
Time deposits of $100,000 or more	363,195,741	22.59%	3,026,517	3.38%
Other time deposits	502,836,694	31.28%	4,585,159	3.70%

Total interest-bearing deposits	1,207,030,909	75.08%	9,482,976	3.19%
Long term borrowings	136,000,000	8.46%	1,231,970	3.67%
Funds purchased and securities sold under repurchase agreements	39,541,894	2.46%	260,288	2.67%

Total interest-bearing liabilities	1,382,572,803	86.00%	10,975,234	3.22%

Noninterest-bearing deposits	57,886,059	3.60%
Other liabilities	6,719,860	0.42%

Total liabilities	1,447,178,722	90.02%
STOCKHOLDERS’ EQUITY	160,514,888	9.98%

Total liabilities and stockholders’ equity	$1,607,693,610	100.00%

Net interest income			$9,166,479

Net yield on earning assets				2.41%

(continued)

	Quarter Ended March 31, 2008
			Interest	Average
	Average	Percent	Income/	Yield/
	Balance	Of Total Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$953,365,819	80.40%	$16,042,640	6.77%
Investment securities:
Taxable	126,574,042	10.67	1,574,638	5.00
Exempt from Federal income taxes (3)	38,749,021	3.27	538,432	5.59
Short-term investments	7,354,606	0.62	94,954	5.19

Total earning assets	1,126,043,488	94.96	18,250,664	6.52

Nonearning assets:
Cash and due from banks	10,376,551	0.88
Reserve for possible loan losses	(9,884,344)	(0.83)
Premises and equipment	43,595,985	3.68
Other assets	14,160,342	1.19
Available-for-sale investment market valuation	1,479,028	0.12

Total nonearning assets	59,727,562	5.04

Total assets	$1,185,771,050	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$168,914,007	14.25%	1,241,887	2.96%
Savings	50,040,485	4.22	236,354	1.90
Time deposits of $100,000 or more	300,936,160	25.38	3,528,250	4.72
Other time deposits	313,665,603	26.45	3,725,664	4.78

Total interest-bearing deposits	833,556,255	70.30	8,732,155	4.21
Long-term borrowings	83,408,602	7.03	884,877	4.27
Funds purchased and securities sold under repurchase agreements	70,547,410	5.95	579,273	3.30

Total interest-bearing liabilities	987,512,267	83.28	10,196,305	4.15

Noninterest-bearing deposits	50,994,115	4.30
Other liabilities	6,641,518	0.56

Total liabilities	1,045,147,900	88.14
STOCKHOLDERS’ EQUITY	140,623,150	11.86

Total liabilities and stockholders’ equity	$1,185,771,050	100.00%

Net interest income			$8,054,359

Net yield on earning assets				2.88%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2008, included in our annual report in Form 10-K, which was filed March 30, 2009.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
Risk Management
Management’s objective in structuring the balance sheet is to maximize the return on average assets while minimizing the associated risks. The major risks concerning the Company are credit, liquidity and interest rate risks. The following is a discussion concerning the Company’s management of these risks.

Credit Risk Management
Managing risks that the Company’s banking subsidiaries assume in providing credit products to customers is extremely important. Credit risk management includes defining an acceptable level of risk and return, establishing appropriate policies and procedures to govern the credit process and maintaining a thorough portfolio review process.
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
Net charge-offs for the first three months of 2009 were $2,359,775, compared to $336,023 for the first three months of 2008. The Company’s banking subsidiaries had no loans to any foreign countries at March 31, 2009 and 2008, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by commercial and residential real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies.
In the normal course of business, the Company’s practice is to consider and act upon borrowers’ requests for renewal of loans at their maturity. Evaluation of such requests includes a review of the borrower’s credit history, the collateral securing the loan, and the purpose of such requests. In general, loans which the Banks renew at maturity may require payment of accrued interest, a reduction in the loan balance, and/or the pledging of additional collateral and a potential adjustment of the interest rate to reflect changes in economic conditions.
The continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s nonperforming assets. At March 31, 2009 and 2008, nonperforming loans totaled $39,168,715 and $21,110,088 respectively, comprised of nonaccrual loans of $37,228,499 and $18,647,152, respectively, and loans 90 days delinquent and still accruing interest of $1,940,216 and $2,462,936, respectively.
Of the Company’s $1.2 billion loans outstanding at March 31, 2009, 9.7% were originated in Florida and 90.3% outside of Florida. However, loans originated outside of Florida continue to account for a relatively small portion of the non performing loans and assets of the Company, as the following table illustrates:

Originated In
	Florida	All other	Total
Net Charge-offs (quarter ended 3/31/2009)	$2.0 million	$0.4 million	$2.4 million
Net Charge-offs (quarter ended 3/31/2008)	$0.2 million	$0.1 million	$0.3 million
Nonperforming Loans (3/31/2009)	$31.4 million	$7.8 million	$39.2 million
Nonperforming Loans (12/31/2008)	$32.1 million	$4.8 million	$36.9 million
Nonperforming Loans (3/31/2008)	$17.7 million	$3.4 million	$21.1 million
Nonperforming Assets* (3/31/2009)	$39.3 million	$15.4 million	$54.7 million
Nonperforming Assets* (12/31/2008)	$39.6 million	$12.6 million	$52.2 million
Nonperforming Assets* (3/31/2008)	$18.4 million	$9.5 million	$27.9 million
Outstanding Loans Originated In Respective Markets **	$120.0 million	$1.115 billion	$1.235 billion

*	Included in nonperforming assets are nonperforming loans and other real estate owned

**	51.9% of loans originated in Florida are owned by Reliance Bank
Nonperforming loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments, unless the loans are well secured and in process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal for financial reporting purposes.
Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing interest are classified as such when the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.
The continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s nonperforming loans in 2008 and 2009. At March 31, 2009, nonperforming loans grew an additional $2,225,245 to $39,168,715, from $36,943,470 at December 31, 2008, the largest components of which were primarily comprised of the following loan relationships:
•	Loans totaling approximately $3.1 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. These loans are secured by commercial real estate properties in southwestern Florida.

•	A loan for approximately $12.6 million to a single purpose entity, controlled by a group of Florida investors, that is in default. The loan is secured by a mixed-use undeveloped real estate parcel in Southwest Florida. The proposed entitlements have been completed but development has not been started. The Company and borrower are continuing discussions regarding future plans for site.

•	A loan for approximately $5.1 million to a single purpose entity controlled by an individual Florida investor, for which the borrower is in default and the loan is in the process of foreclosure. The loan is secured by a newly constructed retail commercial property in southwestern Florida. The Company is working through a receiver to continue to lease up the property as foreclosure continues.

•	A loan for approximately $2.4 million to a Florida real estate development company that is in default. The loan is secured by an undeveloped real estate parcel in southwestern Florida. The proposed entitlements and development have not been completed. The Bank and borrower are continuing discussions regarding future plans for the site.

•	A loan for approximately $1.6 million to an individual Florida investor that is in default and in the process of foreclosure. The loan is secured by an undeveloped real estate parcel in southwestern Florida. The proposed entitlements and development have not been completed.

•	A loan totaling approximately $951,000 to a St. Louis area home builder for the construction of a single family display home and lots. The loans are secured by the property and a certificate of deposit. The Company is moving to execute a deed in lieu of foreclosure and a deficiency agreement on the completed single family residence.
The Company also has nonperforming assets in the form of other real estate owned, which represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The Banks maintained other real estate owned totaling $15,489,980 and $6,776,894 at March 31, 2009 and 2008, respectively.
During this period of a declining real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers, and has often had to offer a lower interest rate on such loans to attract customers and maintain the quality of the loan portfolio. Given the collateral margins maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at March 31, 2009; however, should the residential real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
Potential Problem Loans
As of March 31, 2009, the Company had 10 loans with a total principal balance of $8,770,541 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
Adversely rated credits, including loans requiring close monitoring, which would normally not be considered criticized credits by regulators and management, are also included on a monthly loan watch list. Other loans are added whenever any adverse circumstances are detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by any of the following:
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
Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, the Watch List Committee, the Loan Committee, or senior lending personnel at any time. Upgrades of certain risk ratings may only be made with the concurrence of both the Chief Credit Officer and Chief Operating Officer.
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
The Company conducts weekly loan committee meetings with all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $42,010,146 at March 31, 2009.
At March 31, 2009 and 2008, the reserve for possible loan losses was $14,196,047 and $10,480,988, respectively, or 1.15% and 1.06% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the three-month periods ended March 31, 2009 and 2008. Bank management believes that the diligent underwriting process implemented at the Company’s inception and consistently applied throughout the Company’s existence will allow for continued maintenance of adequate asset quality.

	Three-Month Periods
	Ended March 31,
(in thousands of dollars)	2009	2008

Average loans outstanding	$1,245,164	$953,366

Reserve at beginning of year	$14,306	$9,685
Provision for possible loan losses	2,250	1,132

	16,556	10,817

Charge-offs:
Commercial loans:
Real estate	(409)	(63)
Other	(28)	(30)
Real estate:
Construction	(2,031)	(212)
Residential	(250)	(12)
Consumer	(14)	(32)
Overdrafts	—	—

Total charge-offs	(2,732)	(349)

Recoveries:
Commercial loans:
Real estate	—	—
Other	—	9
Real estate:
Construction	364	—
Residential	2	4
Consumer	6	—
Overdrafts	—	—

Total recoveries	372	13

Reserve at end of period	$14,196	$10,481

Net charge-offs to average loans	0.77%	0.14%

Ending reserve to net outstanding loans at end of period	1.15%	1.06%

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
The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and Federal banking regulators. In addition, the analysis considers the following internal and external factors that may cause estimated losses to differ from historical loss experience. Those factors considered are; Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices, changes in national and local economic and business conditions and developments, including the condition of various market segments, changes in the nature and volume of the portfolio, changes in the experience, ability, and depth of lending management and staff, changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications, changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors, the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current portfolio.
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
The Company has been in existence since 1998 and, while significant loan growth has been achieved, the Company still has experienced a low level of charge-offs, in comparison to its peers. The unallocated reserve is based on factors that cannot necessarily be associated with a specific loan or loan category. Management focuses on the following factors and conditions:
•	There is a level of imprecision necessarily inherent in the estimates of expected loan losses, and the unallocated reserve gives reasonable assurance that this level of imprecision in our formula methodologies is adequately provided for.

•	Pressures to maintain and grow the loan portfolio with competition from de novo institutions and larger competitors have to some degree affected credit granting criteria adversely. The Company monitors the disposition of all credits, which have been approved through its Executive Loan Committee in order to better understand competitive shifts in underwriting criteria.
While the Company has no significant specific industry concentration risk, analysis showed that over 92% of the loan portfolio was dependent on real estate collateral at March 31, 2009, including commercial real estate, residential real estate, and construction and land development loans. The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.
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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $297,646,642 at March 31, 2009), and borrowing capabilities through correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Federal Reserve Board established risk-based capital guidelines for bank holding companies, which require bank holding companies to maintain minimum levels of “Tier 1 Capital” and “Total Capital.” Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the reserve for possible loan losses, less the remaining 50% of qualifying total capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-and off-balance sheet exposures to capital. The minimum required ratio for qualifying Total Capital is 8%, of which at least 4% must consist of Tier 1 Capital.
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
As of March 31, 2009, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at March 31, 2009 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
		Actual	Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Consolidated	$192,764	13.79%	$111,846	≥8.0%	$	N/A	N/A
Reliance Bank	154,397	11.82%	104,511	≥8.0%		130,639	≥10.0%
Reliance Bank, FSB	20,747	19.86%	8,356	≥8.0%		10,445	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$178,568	12.77%	$55,923	≥4.0%	$	N/A	N/A
Reliance Bank	142,258	10.89%	52,255	≥4.0%		78,383	≥6.0%
Reliance Bank, FSB	20,606	19.73%	4,178	≥4.0%		6,267	≥6.0%
Tier 1 capital (to average assets)
Consolidated	$178,568	11.11%	$64,320	≥4.0%	$	N/A	N/A
Reliance Bank	142,258	9.61%	59,184	≥4.0%		73,383	≥5.0%
Reliance Bank, FSB	20,606	16.01%	5,150	≥4.0%		6,437	≥5.0%
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

restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At March 31, 2009, Reliance Bank and Reliance Bank, FSB were considered “well capitalized” banks.
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
The required contractual obligations and other commitments at March 31, 2009 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,831,971	$681,250	$2,164,542	$4,986,179
Time deposits	841,480,862	573,919,924	267,367,066	193,872
Federal Home Loan Bank borrowings	136,000,000	22,000,000	42,000,000	72,000,000
Commitments to extend credit	202,870,469	90,869,802	56,572,139	55,428,528
Standby letters of credit	21,418,892	13,252,645	8,166,247	—
Recent Accounting Pronouncements
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
Investments in Available-For-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Level 2 and 3 valuations. For all debt securities other than the other debt securities described below, the market evaluation utilizes several sources which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category. The table below presents the balances of available-for sale debt securities measured at fair value on a recurring basis:

Obligations of U.S. Government agencies and corporations	$150,196,079
Obligations of state and political subdivisions	30,490,353
Other debt securities	1,856,915
Mortgage-backed securities	106,179,776

$288,723,123

Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at March 31, 2009, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at March 31, 2009, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques used at prior measurement dates. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2008	$1,416,729
Unrealized losses incurred in 2009	(778,697)
Principal payments received in 2009	(7,880)

Balance, at fair value on March 31, 2009	$630,152

No gains or losses are included in the Company’s consolidated income statement for the three months ended March 31, 2009 that are attributable to the change in unrealized gains and losses on these TRUP CDOs still held at March 31, 2009.
Loans — The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At March 31, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at March 31, 2009 was $39,168,715.
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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of March 31, 2009, individually and cumulatively, through various time horizons:

Remaining Maturity if Fixed Rate;
Earliest Possible Repricing Interval if Floating Rate

	3		Over 3		Over 1
	months		months		year
	or		through		through		Over
	less		12 months		5 years		5 years		Total
Interest-earning assets
Loans	$451,959,194		$141,580,157		$589,509,079		$52,311,581		$1,235,360,011
Investment securities, at amortized cost	80,158,785		106,955,164		94,734,312		15,340,872		297,189,133
Other interest-earnings assets	4,171,878		—		—		—		4,171,878

Total interest-earning assets	$536,289,857		$248,535,321		$684,243,391		$67,652,453		$1,536,721,022

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$373,288,913		$23,000		—		$—		$373,311,913
Time certificates of deposit of $100,000 or more	155,965,225		132,679,411		90,095,169		—		378,739,805
All other time deposits	138,579,199		146,696,089		177,271,897		193,872		462,741,057
Nondeposit interest-bearing liabilities	15,788,983		23,368,563		42,000,000		72,000,000		153,157,546

Total interest-bearing liabilities	$683,622,320		$302,767,063		$309,367,066		$72,193,872		$1,367,950,321

Gap by period	$(147,332,463)		$(54,231,742)		$374,876,325		$(4,541,419)		$168,770,701

Cumulative gap	$(147,332,463)		$(201,564,205)		$173,312,120		$168,770,701		$168,770,701

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.78	x	0.82	x	2.21	x	0.94	x	1.12	x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.78	x	0.80	x	1.13	x	1.12	x	1.12	x

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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at March 31, 2009 indicate that the Company’s fair market value of equity would decrease 4.0%, 12.2%, and 21.2%, from an immediate and sustained parallel decrease in interest rates of 100, 200, and 300 basis points, respectively, and increase 10.1%, 9.0%, and 3.3%, from a corresponding increase in interest rates of 100, 200, and 300 basis points, respectively.

Part I — Item 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2009.
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
Part II — Item 1A — Risk Factors
There have not been any material changes in the risk factors as disclosed in the Company’s annual report in Form 10-K for the year ended December 31, 2008.
Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The table below contains information regarding the grant of options to purchase the Company’s Common Stock to directors, officers and employees of the Company and its subsidiaries, generally pursuant to the Company’s Incentive and Non-Qualified Stock Option Plans during the quarter ended March 31, 2009. These grants were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Date	Number of Options	Exercise Price	Date Exercisable	Expiration Date

January 20, 2009	102,250 Incentive Stock Options	$7.50	January 20, 2010-34,061; January 20, 2011-34,071; January 20, 2012-34,118	January 20, 2019

March 27, 2009	500 Non-Qualified Stock Options	$7.50	March 27, 2011- 500	August 1, 2015
Part II — Item 3 — Defaults Upon Senior Securities
None.
Part II — Item 4 — Submission of Matters to a Vote of Security Holders
None.

Part II — Item 5 — Other Information
(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Part II — Item 6 — Exhibits

Exhibit
Number	Description

4.1	Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series A, of Reliance Bancshares, Inc. (filed as Exhibit 4.1 to the registrant’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

4.2	Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B of Reliance Bancshares, Inc. (filed as Exhibit 4.2 to the registrant’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

4.3	Corrected Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.3 to the registrant’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

4.4	Form of stock certificates for Fixed Rate Cumulative Perpetual Preferred, No Par Value, Series A and Series B (filed as Exhibit 4.4 to the registrant’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

4.5	Form of Warrant to Purchase up to 2,000.02 Shares of Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B of Reliance Bancshares, Inc. (filed as Exhibit 4.5 to the registrant’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.1	Letter Agreement dated February 13, 2009 including the Securities Purchase Agreement — Standard Terms incorporated by reference therein between the Company and the U.S. Treasury Department (filed as Exhibit 10.1 to the registrant’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

Exhibit
Number	Description
10.2	Form of Omnibus Agreement between Reliance Bancshares, Inc. and each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.2 to the registrant’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.3	Waivers executed by each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.3 to the registrant’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
Chief Executive Officer

By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Chief Financial Officer

Date: May 11, 2009