Form 10-Q
period 2009-06-30
Reliance Bancshares, Inc.
filed 2009-08-10
CIK 1397771

United States
Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of July 31, 2009, the Registrant had 20,907,177 shares of outstanding Class A common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
June 30, 2009 and 2008 and December 31, 2008
(unaudited)

	June 30,		December 31,
	2009	2008	2008
ASSETS
Cash and due from banks	$10,401,682	18,554,276	14,366,579
Interest-earning deposits in other financial institutions	648,192	285,033	31,919,386
Federal funds sold	—	112,000	11,460,000
Investments in available-for-sale debt and equity securities, at fair value	247,748,235	171,290,667	202,724,064
Loans	1,223,632,245	1,115,579,839	1,255,198,940
Less — Deferred loan fees / costs	(217,965)	(689,223)	(702,514)
Reserve for possible loan losses	(24,044,510)	(12,682,420)	(14,305,822)

Net loans	1,199,369,770	1,102,208,196	1,240,190,604

Premises and equipment, net	43,252,496	44,827,825	44,143,317
Accrued interest receivable	5,752,059	5,008,066	5,424,108
Other real estate owned	16,341,216	10,802,316	15,289,170
Identifiable intangible assets, net of accumulated amortization of $99,085, $82,797 and $90,941 at June 30, 2009 and 2008, and December 31, 2008, respectively	145,234	161,522	153,378
Goodwill	1,149,192	1,149,192	1,149,192
Other assets	12,886,341	8,075,773	7,169,420

	$1,537,694,417	1,362,474,866	1,573,989,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$64,230,082	59,608,559	59,374,964
Interest-bearing	1,143,341,051	912,793,445	1,168,672,335

Total deposits	1,207,571,133	972,402,004	1,228,047,299
Short-term borrowings	15,675,440	104,488,569	63,918,844
Long-term Federal Home Loan Bank borrowings	136,000,000	142,000,000	136,000,000
Accrued interest payable	2,578,382	4,364,492	3,904,941
Other liabilities	4,025,320	3,209,986	2,509,254

Total liabilities	1,365,850,275	1,226,465,051	1,434,380,338

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,850,000 shares authorized
Series A, 40,000 shares issued and outstanding at June 30, 2009	40,000,000	—	—
Series B, 2,000.02 shares issued and outstanding at June 30, 2009	2,000,000	—	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,907,177, 20,770,781 and 20,770,781 shares issued and outstanding at June 30, 2009, 2008, and December 31, 2008, respectively	5,226,794	5,192,695	5,192,696
Surplus	122,507,257	124,301,338	124,193,318
Retained earnings	1,823,944	8,921,852	10,663,076
Treasury stock 94,954 and 24,514 shares at June 30, 2008 and December 31, 2008, respectively	—	(1,180,560)	(335,280)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	286,147	(1,225,510)	(104,930)

Total stockholders’ equity	171,844,142	136,009,815	139,608,880

	$1,537,694,417	1,362,474,866	1,573,989,218

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$16,998,726	16,796,847	34,669,969	32,815,215
Interest on debt and equity securities:
Taxable	1,981,250	1,595,361	3,963,810	3,169,999
Exempt from Federal income taxes	310,178	391,394	650,231	788,868
Interest on short-term investments	5,758	20,904	22,721	115,858

Total interest income	19,295,912	18,804,506	39,306,731	36,889,940

Interest expense:
Interest on deposits	8,699,655	8,303,576	18,182,631	17,035,731
Interest on short-term borrowings	47,251	529,816	307,539	1,109,089
Interest on long term Federal Home Loan Bank borrowings	1,245,663	1,202,776	2,477,633	2,087,653

Total interest expense	9,992,569	10,036,168	20,967,803	20,232,473

Net interest income	9,303,343	8,768,338	18,338,928	16,657,467
Provision for possible loan losses	14,000,000	5,607,000	16,250,000	6,739,000

Net interest income after provision for possible loan losses	(4,696,657)	3,161,338	2,088,928	9,918,467

Noninterest income:
Service charges on deposit accounts	240,879	197,178	448,517	372,997
Net gains (losses) on sales of debt and equity securities	(241)	118,118	(241)	312,133
Other noninterest income	402,634	408,629	703,191	720,453

Total noninterest income	643,272	723,925	1,151,467	1,405,583

Noninterest expense:
Salaries and employee benefits	3,435,246	4,260,926	7,315,701	8,408,544
Occupancy and equipment expense	1,086,386	1,095,976	2,212,318	2,163,092
Other real estate expense	1,452,500	457,379	1,762,163	487,526
FDIC assessment	1,157,449	188,960	1,660,982	377,067
Data processing	519,679	443,279	994,353	885,558
Advertising	28,192	290,711	175,502	501,581
Amortization of intangible assets	4,072	4,072	8,144	8,144
Writedown of investment securities	146,078	—	146,078	—
Other noninterest expenses	868,459	1,029,122	1,663,952	2,018,502

Total noninterest expense	8,698,061	7,770,425	15,939,193	14,850,014

Loss before applicable income taxes	(12,751,446)	(3,885,162)	(12,698,798)	(3,525,964)

Applicable income tax benefit	(4,378,551)	(1,514,610)	(4,416,777)	(1,465,510)

Net loss	$(8,372,895)	(2,370,552)	(8,282,021)	(2,060,454)

Per share amounts:
Basic loss per share	$(0.40)	(0.11)	(0.40)	(0.10)
Basic weighted average shares outstanding	20,855,898	20,673,419	20,801,385	20,650,862
Diluted loss per share	$(0.40)	(0.11)	(0.40)	(0.10)
Diluted weighted average shares outstanding	20,859,102	21,119,050	20,839,274	21,149,790
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2009 and 2008
(unaudited)

	2009	2008

Net loss	$(8,282,021)	(2,060,454)

Other comprehensive income (loss) before tax:

Net unrealized gain (losses) on available-for-sale securities	446,222	(2,163,838)

Reclassification adjustments for:
Available-for-sale security (gains) losses included in net loss	241	(312,133)
Writedown-of investment securities included in net loss	146,078	—

Other comprehensive income (loss) before tax	592,541	(2,475,971)

Income tax related to items of other comprehensive income (loss)	201,464	(841,830)

Other comprehensive income (loss), net of tax	391,077	(1,634,141)

Total comprehensive loss	$(7,890,944)	(3,694,595)

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2009 and 2008
(unaudited)

						Accumulated
						other	Total
	Preferred	Common		Retained	Treasury	comprehensive	stockholders’
	Stock	Stock	Surplus	earnings	stock	(loss)	equity

Balance at December 31, 2007	$—	5,170,519	123,329,517	10,982,306	—	408,631	139,890,973
Net loss	—	—	—	(2,060,454)	—	—	(2,060,454)
Issuance of 4,409 shares of common stock from treasury	—	—	(8,862)	—	52,908	—	44,046
Stock options exercised — 91,000 shares	—	22,176	614,656	—	27,552	—	664,384
Treasury stock purchased — 105,324 shares	—	—	—	—	(1,305,000)	—	(1,305,000)
Issuance of 2,565 shares of common stock as partial payment for certain operating leases	—	—	(5,771)	—	30,780	—	25,009
1,100 shares of common stock awarded to directors	—	—	(1,739)	—	13,200	—	11,461

Stock option expense	—	—	292,127	—	—	—	292,127

Amortization of restricted stock	—	—	81,410	—	—	—	81,410

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(1,634,141)	(1,634,141)

Balance at June 30, 2008	$—	5,192,695	124,301,338	8,921,852	(1,180,560)	(1,225,510)	136,009,815

Balance at December 31, 2008	$—	5,192,696	124,193,318	10,663,076	(335,280)	(104,930)	139,608,880

Net loss	—	—	—	(8,282,021)	—	—	(8,282,021)

Issuance of 40,000 shares of Series A preferred stock	40,000,000	—	—	—	—	—	40,000,000
Issuance of 2,000.02 shares of Series B preferred stock	2,000,000	—	(2,000,000)	—	—	—	—
Preferred stock dividend	—	—	—	(557,111)	—	—	(557,111)
Stock issuance costs	—	—	(17,271)	—	—	—	(17,271)
Stock options exercised 156,000 shares (19,604 from from treasury)	—	34,098	210,485		158,416		402,999
Treasury stock purchased — 10,000 shares	—	—	—	—	(40,000)	—	(40,000)
Issuance of stock in connection with employee stock purchase plan — 14,910 shares	—	—	(163,039)	—	216,864	—	53,825

Stock option expense	—	—	268,764	—	—	—	268,764

Amortization of restricted stock	—	—	15,000	—	—	—	15,000

Change in valuation of available- for-sale securities, net of related tax effect	—	—	—	—	—	391,077	391,077

Balance at June 30, 2009	$42,000,000	5,226,794	122,507,257	1,823,944	—	286,147	171,844,142

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(8,282,021)	(2,060,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,535,806	907,545
Provision for possible loan losses	16,250,000	6,739,000
Capitalized interest expense on construction	—	(85,984)
Net (gains) losses on sales and writedowns of debt and equity securities	146,319	(312,133)
Net gain on sale of premises and equipment	(10,809)	—
Net losses on sales and writedowns of other real estate owned	1,289,359	13,921
Stock option compensation cost	268,764	292,127
Common stock awarded to directors	—	11,461
Amortization of restricted stock expense	15,000	81,410
Mortgage loans originated for sale in the secondary market	(28,241,565)	(13,428,566)
Mortgage Loans sold in secondary market	28,726,594	13,236,216
Increase in accrued interest receivable	(327,951)	(48,437)
Increase (decrease) in accrued interest payable	(1,326,559)	708,379
Other operating activities, net	(4,402,317)	(91,688)

Net cash provided by operating activities	6,640,620	5,962,797

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(159,923,841)	(74,121,826)
Proceeds from maturities and issuer calls of available-for-sale debt securities	112,732,816	41,490,364
Proceeds from sales of available-for-sale debt and equity securities	1,228,825	23,037,133
Net (increase) decrease in loans	20,758,318	(213,490,713)
Proceeds from sale of other real estate owned	999,866	647,091
Construction expenditures to finish other real estate owned	(13,786)	(48,568)
Proceeds from sale of fixed assets	35,179	107,134
Purchase of premises and equipment	(276,960)	(5,315,182)

Net cash used in investing activities	(24,459,583)	(227,694,567)

Cash flows form financing activities:
Net increase (decrease) in deposits	(20,476,166)	137,825,555
Net increase (decrease) in short-term borrowings	(48,243,404)	16,163,654
Proceeds from long-term Federal Home Loan Bank borrowings	—	86,000,000
Payments of long-term Federal Home Loan Bank borrowings	—	(12,000,000)
Issuance of preferred stock	40,000,000	—
Dividends on preferred stock	(557,111)	—
Issuance of common stock	—	44,046
Purchase of treasury stock	(40,000)	(1,305,000)
Proceeds from sale of treasury stock	53,825	—
Stock options exercised	402,999	664,384
Payment of stock issuance costs	(17,271)	—

Net cash provided by (used in) financing activities	(28,877,128)	227,392,639

Net (decrease) increase in cash and cash equivalents	(46,696,091)	5,660,869
Cash and cash equivalents at beginning of period	57,745,965	13,290,440

Cash and cash equivalents at end of period	$11,049,874	18,951,309

Supplemental information:
Cash paid for:
Interest	$22,294,362	19,610,078
Income taxes	—	425,000
Noncash transactions:
Warrant exercise and issuance of Series B preferred stock	2,000,000	—
Transfers to other real estate in settlement of loans	3,478,995	6,788,866
Loans made to facilitate the sale of other real estate	151,510	—
Stock issued for operating lease payments	—	25,009

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
June 30, 2009 and 2008
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
The Company and Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout the St. Louis, Houston and Phoenix metropolitan areas and southwestern Florida. Additionally, the Company and Banks are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.
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
Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in the Company’s previously issued Annual Report in Form 10-K.
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
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include due from banks, interest-earning deposits in banks (all of which are payable on demand), and Federal funds sold. Certain balances are maintained in other financial institutions that participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program. Under this program, these balances are fully guaranteed by the FDIC through December 31, 2009. After this period, these balances would generally exceed the level of deposits insured by the FDIC.
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common stock. Such costs were recorded as a reduction of equity capital.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Subsequent Events
In accordance with FAS 165, as outlined below, the Company has considered all events occurring subsequent to June 30, 2009 for possible disclosures through the filing date of this Form 10-Q, August 7, 2009.
Recent Accounting Pronouncements
Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (FAS 157). The Company uses fair value measurements to determine fair value disclosures. As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, during the second quarter of 2009, FASB issued FASB Staff Position 157-4 (FSP 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased the Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability regardless of the valuation techniques used, the objective of a fair value measurement remains the same, i.e., fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or value assigned to such assets or liabilities.
The following is a description of valuation methodologies used for assets recorded at fair value:
Investments in Available-For-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Level 2 and 3 valuations. For all debt securities other than the other debt securities described below, the market valuation utilizes several sources which include observable inputs rather than “significant unobservable inputs” and therefore, fall into the Level 2 category. The table below presents the balances of available-for sale debt securities measured at fair value on a recurring basis:

Obligations of U.S. Government agencies and corporations	$109,236,432
Obligations of state and political subdivisions	30,281,958
Other debt securities	1,073,031
Mortgage-backed securities	98,277,114

$238,868,535

Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at June 30, 2009, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at June 30, 2009, and an

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2008	$1,416,729
Net unrealized losses arising in 2009	(186,945)
Impairment writedowns recognized in 2009	(146,078)
Principal payments received in 2009	(10,675)

Balance, at fair value on June 30, 2009	$1,073,031

Loans — The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At June 30, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at June 30, 2009 was $73,488,471.
During 2009, the Financial Accounting Standards Board (FASB) issued the following pronouncements that are applicable to the Company:
•	Financial Accounting Standard No. 165, Subsequent Events (FAS 165) — This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
•	FASB Staff Position 115-2 (FSP 115-2) regarding other-than-temporary impairment of investment securities — the recognition guidance in FSP 115-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to the other-than-temporary impairment guidance within FAS 115. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an entity shall assess whether the impairment is other than temporary. If an entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If an entity does not intend to sell the debt security, the entity shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the entity more likely than not will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment shall be considered to have occurred.

If the entity does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment shall be considered to have occurred. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists), and an other-than-temporary impairment shall be considered to have occurred. In such situations, the credit loss should be recorded through earnings as an other-than-temporary impairment.

•	FASB Staff Position 107-1 and APB 28-1 — This FSP amends FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
Basic
Net loss	$(8,372,895)	(2,370,552)	(8,282,021)	(2,060,454)

Weighted average common shares outstanding	20,855,898	20,673,419	20,801,385	20,650,862

Basic loss per share	$(0.40)	(0.11)	(0.40)	(0.10)

Diluted
Net loss	$(8,372,895)	(2,370,552)	(8,282,021)	(2,060,454)

Weighted average common shares outstanding	20,855,898	20,673,419	20,801,385	20,650,862
Effect of dilutive stock options	3,204	445,631	37,889	498,928

Diluted weighted average common shares outstanding	20,859,102	21,119,050	20,839,274	21,149,790

Diluted loss per share	$(0.40)	(0.11)	(0.40)	(0.10)

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at June 30, 2009 will be $4,072 per quarter until completely amortized.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
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
The weighted average fair values of options granted during the first six months of 2009 and 2008 were $0 and $3.38, respectively, for an option to purchase one share of Company common stock; however, the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted during the first six months of 2009 and 2008, including minimal or no volatility in the Company’s common stock price, expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the U.S. Treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
Following is a summary of the Company’s stock option activity for the six-month periods ended June 30, 2009 and 2008:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Six-Months Ended June 30, 2008:
Balance at December 31, 2007	$7.31	1,648,200	$8.41	701,000
Granted	13.91	76,500	11.16	16,000
Forfeited	12.50	(5,000)	—	—
Exercised	7.30	(91,000)	—	—

Balance at June 30, 2008	$7.60	1,628,700	$8.47	717,000

Six-Months Ended June 30, 2009:
Balance at December 31, 2008	$7.61	1,553,450	$8.44	673,000
Granted	7.50	102,250	7.50	500
Forfeited	9.33	(65,000)	15.49	(9,667)
Exercised	2.58	(156,000)	—	—

Balance at June 30, 2009	$8.07	1,434,700	$8.34	663,833

The weighted average option prices for the 2,098,533 and 2,345,700 options outstanding at June 30, 2009 and 2008 were $8.15 and $7.87, respectively. At June 30, 2009, options to purchase an additional 496,717 shares of Company common stock were available for future grants under the various plans.
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at June 30, 2009:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$167,199,297
Standby letters of credit	16,889,787

$184,089,084

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at June 30, 2009, $52,664,950 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009:

	Carrying	Estimated	Fair value
	amount	fair value	measurements
Balance sheet assets:
Cash and due from banks	$11,049,874	$11,049,874	Carrying value
Investments in debt and equity securities	247,748,235	247,748,235	Level 2 and 3 inputs
Loans, net	1,199,369,770	1,181,344,426	Level 3 inputs
Accrued interest receivable	5,752,059	5,752,059	Carrying value

	$1,463,919,938	$1,445,894,594

Balance sheet liabilities:
Deposits	$1,207,571,133	$1,222,392,996	Level 3 inputs
Short-term borrowings	15,675,440	15,675,440	Carrying value
Long-term Federal
Home Loan Bank borrowings	136,000,000	161,410,771	Level 3 inputs
Accrued interest payable	2,578,382	2,578,382	Carrying value

	$1,361,824,955	$1,402,057,589

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three and six-month periods ended June 30, 2009 and 2008. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2008, included in our most recent Form 10-K.
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
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 23 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through June 30, 2009, Reliance Bank has added 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPO’s”) in Houston, Texas and Phoenix, Arizona and has grown its total assets, loans and deposits to $1.4 billion, $1.1 billion, and $1.1 billion, respectively, at June 30, 2009.
Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. The Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a LPO in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank LPO were transferred to Reliance Bank, FSB. Since its opening in 2006 through June 30, 2009, Reliance Bank, FSB has added three branch locations in southwestern Florida and has grown its total assets, loans, and deposits to $121.5 million, $76.3 million, and $91.8 million, respectively, at June 30, 2009.
At June 30, 2009, Reliance Bank’s total assets, total revenues, and net loss represented 91.92%, 93.29%, and 46.42%, respectively, of the Company’s consolidated total assets, total revenue, and net loss. Reliance Bank, FSB’s total assets, total revenues, and net loss represented 8.04%, 6.70%, and 48.97%, respectively, of the Company’s consolidated totals. The Company incurred a net loss of $8.3 million for the six months ended June 30, 2009.
During 2008, the Company completed building its St. Louis metropolitan branch network. The Company plans to continue building its branch network in southwestern Florida, with four additional branches planned; however, the building of these branches has been suspended while management focuses on Reliance Bank, FSB’s profitability in light of the stressful market conditions in southwestern Florida. The Company’s branch expansion plans are designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida and to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets. The Houston and Phoenix LPO’s are intended to benefit from commercial and residential lending and fee income generation opportunities in these larger and historically higher-growth markets.
The St. Louis metropolitan, southwestern Florida, Houston and Phoenix markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
The Company’s total consolidated assets were $1.5 billion at June 30, 2009, with loans and deposits both totaling $1.2 billion each. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Three Reliance Bank branches were opened in 2008, six Reliance Bank branches were opened in 2006, one branch was opened in 2005, four branches were opened in 2004, two branches were opened in 2003, and one branch was opened each year in 2002, 2001, and 1999. Three Reliance Bank, FSB branches were opened in 2007 and one branch was opened in 2006, while one temporary branch was closed on June 26, 2009 due to local economic conditions.
The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of 12 such offerings since its inception and has sold 20,907,177 shares of Company Common Stock for a total of $129.7 million through June 30, 2009.
The Company’s consolidated net losses for the six-month periods ended June 30, 2009 and 2008 totaled $(8,282,021) and $(2,060,454), respectively. Consolidated net losses for the three-month periods ended June 30, 2009 and 2008 totaled $(8,372,895) and $(2,370,552), respectively. While the Company’s net interest income has continued to grow, the provision for possible loan losses was increased, reflecting an increase in nonperforming loans, which has resulted from a substantial decline in the real estate and local economic markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
Net interest income before the provision for possible loan losses for the six-month periods ended June 30, 2009 and 2008 totaled $18,338,928 and $16,657,467, respectively. Net interest income before the provision for possible loan losses for the three-month periods ended June 30, 2009 and 2008 totaled $9,303,343 and $8,768,338, respectively. This growth in net interest income resulted from a decrease in the rates paid on deposits and an increasing level of interest-earning assets during this time period, reduced by increasing nonearning problem assets.
Interest expense incurred on interest-bearing liabilities for the six-month periods ended June 30, 2009 and 2008 totaled $20,967,803 and $20,232,473, respectively. Interest expense incurred on interest-bearing liabilities for the quarters ended June 30, 2009 and 2008 totaled $9,992,569 and $10,036,168, respectively. The Company has been able to restructure its mix of deposits away from higher rate time deposits and short term borrowings to lower cost savings and money market accounts. Also, the Company has been able to lower rates on retail deposits and still retain customer balances.
The substantial decline of the real estate market that has occurred during the past several years on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed in prior years. As a result, the Company has experienced a significant increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $89.8 million at June 30, 2009 compared with $26.9 million at June 30, 2008. The reserve for possible loan losses as a percentage of net outstanding loans was 1.97% at June 30, 2009 compared with 1.14% at June 30, 2008. Net charge-offs for the six months ended June 30, 2009 totaled $6.5 million compared with $3.7 million for the six months ended June 30, 2008. Net charge-offs for the three months ended June 30, 2009 totaled $4.1 million compared with $3.4 million for the three months ended June 30, 2008. The provision for possible loan losses charged to expense for the six-month periods ended June 30, 2009 and 2008 totaled $16,250,000 and $6,739,000, respectively, and $14,000,000 and $5,607,000 for the three-month periods ended June 30, 2009 and 2008, respectively. The increase in the provision for loan losses in these six and three-month periods of 2009 was a direct reaction to the significant decline in the real estate market. The Company believes it has identified existing problems in the portfolio and worked to address those issues, however, the economy continues to present challenges to our borrowers and it could be likely that others will meet with difficulty in meeting obligations. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management.”
Total noninterest income excluding securities gains and losses for the six-month periods ended June 30, 2009 and 2008 was $1,151,708 and $1,093,450, respectively, and $643,513 and $605,807 for the three-month periods ended June 30, 2009 and 2008, respectively. Gains (losses) on security sales for the six-month periods ended June 30, 2009 and 2008 were ($241) and $312,133, respectively and ($241) and $118,118 for the three month periods ended June 30, 2009 and 2008, respectively.

Total noninterest expense was $15,939,193 and $14,850,014 for the six-month periods ended June 30, 2009 and 2008, respectively, and $8,698,061 and $7,770,425 for the three-month periods ended June 30, 2009 and 2008, respectively. Increased expenses relating to other real estate owned (including losses on sales of foreclosed property and writedowns on properties still held) and writedowns on investment securities more than offset the cost savings achieved in other operational expenses.
The Company’s effective tax rate for the six-month periods ended June 30, 2009 and 2008 was 34.78% and 41.56%, respectively, and 34.34% and 38.98% for the three-month periods ended June 30, 2009 and 2008, respectively.
The Company’s basic and diluted loss per share for the six and three-month periods ended June 30, 2009 and 2008, reflect the Company’s earlier focus on growth in equity ownership and total assets, loans and deposits during its earlier years, with less of an emphasis on short-term earnings per share. Basic loss per share were $(0.40) and $(.10) per share for the six-month periods ended June 30, 2009 and 2008, respectively, and $(0.40) and $(0.11) per share for the three-month periods ended June 30, 2009 and 2008, respectively. Fully-diluted loss per share for the six-month periods ended June 30, 2009 and 2008 were $(0.40) and $(0.10) per share, respectively, and $(0.40) and $(0.11) for the three-month periods ended June 30, 2009 and 2008, respectively.
Following are certain of the Company’s ratios generally followed in the banking industry for the three and six-month periods ended June 30, 2009 and 2008:

	As of and for the		As of and for the
	Six Months Ended June 30,		Quarters Ended June 30,
	2009	2008	2009	2008
Percentage of net income to:
Average total assets	(1.05)%	(0.33)%	(2.12)%	(0.72)%
Average stockholders’ equity	(9.79)%	(2.95)%	(18.58)%	(6.70)%
Percentage of common dividends declared to net income per common share	—	—	—	—
Percentage of average stockholders’ equity to average total assets	10.70%	11.29%	11.43%	10.78%
Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2008 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, which was filed March 28, 2008. Management believes there have been no material changes to our critical accounting policies during the first six months of 2009.
Results of Operations for the Three and Six-Month Periods Ended June 30, 2009 and 2008
Net Interest Income
The Company’s net interest income increased $1,681,461 (10.09%) to $18,338,928 for the six-month period ended June 30, 2009 from the $16,657,467 earned during the six-month period ended June 30, 2008. The Company’s net interest margin for the six-month periods ended June 30, 2009 and 2008 was 2.45% and 2.88%, respectively, and was negatively impacted by increased nonperforming loans. The Company’s net interest income increased $535,005 (6.10%) to $9,303,343 for the three-month period ended June 30, 2009 from the $8,768,338 earned during the three-month period ended June 30, 2008. The Company’s net interest margin for the three-month periods ended June 30, 2009 and 2008 was 2.50% and 2.88%, respectively.
Average earning assets for the first six months of 2009 increased $344,250,117 (29.06%) to $1,528,846,320 from the level of $1,184,596,203 for the first six months of 2008. Average earning assets for the second quarter of 2009 increased $268,835,861 (21.62%) to $1,512,273,302 from the level of $1,243,437,441 for the second quarter of 2008. This strong growth in interest earning assets was primarily due to the growth in the loan portfolio. Total average loans for the first six months of 2009 increased $228,959,450 (22.69%) to $1,237,889,511 from the level of $1,008,930,061 for the first six months of 2008. Total average loans for the second quarter of 2009 increased $166,285,701 (15.62%) to $1,230,614,589 from the level of $1,064,328,888 for the second quarter of 2008. The Company’s addition of LPO’s in Houston and Phoenix and the normal growth occurring in some of the Banks’ newer branches were the primary reasons for the strong growth in the Company’s loan portfolio.
Total average investment securities for the first six months of 2009 increased $95,588,181 (56.15%) to $265,826,414 from the level of $170,238,233 for the first six months of 2008. Total average investment securities for the second quarter of 2009 increased $91,713,051 (52.28%) to $267,134,884 from the level of $175,421,833 for the second quarter of 2008. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over $100,000, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $144.6 million at June 30, 2009. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $665,000 as additional collateral to secure public funds at June 30, 2009. The Company increased the level of investment securities during the second quarter of 2009, as fewer loan opportunities were available in the depressed economic markets in the St. Louis metropolitan area and southwestern Florida.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the six-month periods ended June 30, 2009 and 2008 were $25,130,395 and $5,427,909, respectively. The average balances of such short-term investments for the quarters ended June 30, 2009 and 2008 were $14,523,829 and $3,686,720, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. Average loans as a percentage of average earning assets were 80.97% for the first six months of 2009, which was a 4.20% decrease over the 85.17% achieved in the first six months of 2008. Average loans as a percentage of average earning assets were 81.38% for the second quarter of 2009, which was a 4.22% decrease over the 85.60% achieved in the second quarter of 2008. This decline resulted from the depressed economic environment in the Bank’s market areas, resulting in fewer lending opportunities for the Banks.
Funding the Company’s growth in interest-earning assets has been a challenge in the markets in which the Company’s banking subsidiaries operate. With the stock market rebounding through 2007 from its depressed levels in 2004 and 2003, deposits were not as plentiful in the banking market overall, until the second half of 2007, when a declining real estate economy significantly reduced loan demand. The stock market has since also declined from its record levels in 2007 to low levels not seen since 1982, before rebounding somewhat in 2009. Additionally, the St. Louis metropolitan area has added several new banks in the past few years (as well as several institutions such as Reliance Bank adding numerous branches), resulting in an intensely competitive environment for customer deposits. Competition for deposits in southwestern Florida is equally as intense as the market for deposits in the St. Louis metropolitan area.
Total average interest-bearing deposits for the first six months of 2009 were $1,192,856,063, an increase of $332,988,340 (38.73%) from the level of $859,867,723 for the first six months of 2008. Total average interest-bearing deposits for the second quarter of 2009 were $1,178,681,218, an increase of $292,354,690 (32.98%) from the level of $886,326,528 for the second quarter of 2008. This increase in deposits resulted from the Company’s earlier aggressive branch expansion (with some of the newer branches showing strong deposit growth) and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. Average short term borrowings declined $48,674,083 (62.75%) to $28,894,011 from $77,568,094 for the six months ended June 30, 2008. Average short-term borrowings for the second quarter of 2009 declined $66,021,783 (78.35%) to $18,246,127 from $84,267,910 for the second quarter of 2008. The increase in retail savings accounts allowed the Company to reduce its short term borrowings.
The Company has used longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances grew $28,192,307 (26.15%) to $136,000,000 for the first six months of 2009, compared with $107,807,693 for the first six months of 2008. The average balance of Federal Home

Loan Bank advances grew $3,758,242 (2.84%) to $136,000,000 for the second quarter of 2009, compared with the $132,241,758 average balance for the second quarter of 2008.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average deposits:
Noninterest-bearing	4.31%	4.80%	4.16%	4.86%

Interest-bearing:
Transaction accounts	12.27	14.29	11.68	15.22
Savings	17.52	4.25	15.00	4.52
Time deposits of $100,000 or more	23.32	28.05	24.28	28.48
Other time deposits	31.51	29.92	33.23	30.05

Total average interest-bearing deposits	84.62	76.51	84.19	78.27

Total average deposits	88.93	81.31	88.35	83.13

Average short-term borrowings	1.31	7.27	2.05	7.06
Average longer-term advances from Federal Home Loan Bank	9.76	11.42	9.60	9.81

	100.00%	100.00%	100.00%	100.00%

The composition of the Company’s deposit portfolio will fluctuate as recently added branches grow and help to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has been difficult. Through a campaign which began in the fourth quarter of 2008 and concluded in the first quarter of 2009, the Company did increase it’s percentage of retail savings accounts, allowing it to reduce the percentage of short term borrowings. This campaign, which generated $167.6 million in balances, offered a rate similar to the Bank’s 12 month CD rate, and was guaranteed until January 1, 2010. For the first six months of 2009 and 2008, the Company’s most significant funding source has continued to be certificates of deposit, which comprised 54.83% of total average funding sources during the second quarter of 2009, as compared with 57.97% during the second quarter of 2008. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates.

The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Second Quarter			First Six Months
	Change From 2008 to 2009 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total

Interest income:
Loans	$2,477,670	(2,275,817)	201,853	6,726,772	(4,871,808)	1,854,964
Investment securities:
Taxable	928,877	(542,988)	385,889	1,930,400	(1,136,589)	793,811
Exempt from Federal income taxes	(116,687)	14,912	(101,775)	(202,261)	34,622	(167,639)
Short-term investments	18,101	(33,247)	(15,146)	101,363	(194,500)	(93,137)

Total interest income	3,307,961	(2,837,140)	470,821	8,556,274	(6,168,275)	2,387,999

Interest expense:
Interest-bearing transaction accounts	28,427	(390,254)	(361,827)	(22,622)	(985,855)	(1,008,477)
Savings accounts	1,298,499	235,290	1,533,789	2,171,731	401,767	2,573,498
Time deposits of $100,000 or more	(690)	(854,943)	(855,633)	635,800	(1,993,166)	(1,357,366)
Other time deposits	900,553	(820,803)	79,750	2,720,372	(1,781,127)	939,245

Total deposits	2,226,789	(1,830,710)	396,079	5,505,281	(4,358,381)	1,146,900
Funds purchased and securities sold under repurchase agreements	(275,485)	(207,080)	(482,565)	(570,929)	(230,621)	(801,550)
Long-term borrowings	39,125	3,762	42,887	514,038	(124,058)	389,980

Total interest expense	1,990,429	(2,034,028)	(43,599)	5,448,390	(4,713,060)	735,330

Net interest income	$1,317,532	(803,112)	514,420	3,107,884	(1,455,215)	1,652,669

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.

NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
During 2008, the Federal Reserve Bank has lowered its Federal funds target interest rate 400 basis points to a range between 0% and 0.25%, where it has remained during the first six months of 2009, in an attempt to stimulate the national economy. Such actions have caused the overall rates earned and paid by the Company to be lowered; however, not all financial instruments reprice at the same time. Floating rate loans reprice immediately, while certificates of deposit and other fixed rate instruments have a lagging effect with interest rate changes. Competition will also cause interest rates to react differently.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the six-month periods ended June 30, 2009 and 2008 was $16,250,000 and $6,739,000, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended June 30, 2009 and 2008 was $14,000,000 and $5,607,000, respectively. Net charge-offs for the six-month periods ended June 30, 2009 and 2008 totaled $6,511,312 and $3,741,590, respectively. Net charge-offs for the three-month periods ended June 30, 2009 and 2008 totaled $4,151,535 and $3,405,568, respectively. At June 30, 2009 and 2008, the reserve for possible loan losses as a percentage of net outstanding loans was 1.97% and 1.14%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 32.72% and 84.07% at June 30, 2009 and 2008, respectively. The continued significant decline of the real estate market has resulted in an increase in the level of nonperforming loans and a higher provision for loan losses in the first six months of 2009. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
Noninterest Income
Total noninterest income for the first six months of 2009, excluding security sale gains and losses, increased $58,258 (5.33%) to $1,151,708 from the $1,093,450 earned for the first six months of 2008. Total noninterest income for the second quarter of 2009, excluding security gains and losses, increased $37,706 (6.22%) to $643,513 from the $605,807 earned for the second quarter of 2008. Service charges on deposit accounts increased $75,520 (20.25%) to $448,517 for the six-month period ended June 30, 2009 from $372,997 for the six-month period ended June 30, 2008, resulting from an increase in the level of deposits maintained by the Banks.
Noninterest Expense
Noninterest expense increased $1,089,179 (7.33%) for the first six months of 2009 to $15,939,193 from the $14,850,014 incurred during the first six months of 2008. Noninterest expense increased $927,636 (11.94%) for the second quarter of 2009 to $8,698,061 from the $7,770,425 incurred during the second quarter of 2008. Savings achieved by the Company’s cost reduction efforts were offset by the increase in recurring and special assessments from the FDIC and increased costs of other real estate owned.
Total personnel costs decreased by $1,092,843 (13.00%) to $7,315,701 for the first six months of 2009 from the $8,408,544 incurred in the first six months of 2008. Total personnel costs decreased by $825,680 (19.38%) to $3,435,246 for the second quarter of 2009 from the $4,260,926 incurred in the second quarter of 2008. During the second quarter of 2009, the Company implemented a plan to reduce operating costs, which included a reduction in staffing levels, elimination of 401k matches and a one week furlough program for a substantial portion of the company’s workforce.
Total advertising expenses for the first six months of 2009 decreased $326,079 (65.01%) to $175,502, as compared with the $501,581 of expenses incurred for the first six months of 2008. Total advertising expenses for the second quarter of 2009 decreased $262,519 (90.30%) to $28,192, as compared with the $290,711 of expenses incurred for the second quarter of 2008. The decrease is part of the Company’s cost reduction efforts, as many of the Company’s advertising efforts have been scaled back.
FDIC insurance assessment expense for the first six months of 2009 increased $1,283,915 (340.50%) to $1,660,982, as compared with the $377,067 of expenses incurred for the first six months of 2008. Total FDIC insurance assessment expense for the second quarter of 2009 increased $968,489 (512.54%) to $1,157,449, as compared with the $188,960 of expenses incurred for the second quarter of 2008. Approximately $694,000 of the increase in both the second quarter and first six months of 2009 was attributed to the FDIC’s special assessment, which was levied on all banks, varying based on size, to replenish the FDIC’s insurance fund. The remaining portion of the increase relates to increases in rates on regular assessments, which is expected to continue in future quarters.
Total other real estate expenses for the first six months of 2009 increased $1,274,637 (261.45%) to $1,762,163, as compared with the $487,526 of expenses incurred for the first six months of 2008. Total other real estate expenses for the second quarter of 2009 increased $995,121 (217.57%) to $1,452,500, as compared with the $457,379 of expenses incurred for the second quarter of 2008. Writedowns for the first six months and second quarter of 2009 were $1,327,489 and $1,217,489, respectively.
Other noninterest expenses for the first six months of 2009 decreased $354,550 (17.56%) to $1,663,952, as compared with the $2,018,502 of expenses incurred for the first six months of 2008. Total other noninterest expenses for the second quarter of 2009 decreased $160,663 (15.61%) to $868,459, as compared with the $1,029,122 of expenses incurred for the second quarter of 2008. The decrease is attributed to the Company’s cost reduction initiatives.
Income Taxes
Applicable income tax benefits totaled $(4,416,777) and $(1,465,510) for the six-month periods ended June 30, 2009 and 2008, respectively. The effective tax rates for the six-month periods ended June 30, 2009 and 2008 were 34.78% and 41.56%, respectively. Applicable income tax (benefits) totaled $(4,378,551) and $(1,514,610) for the three-month periods ended June 30, 2009 and 2008, respectively. The effective tax rates for the three-month periods ended June 30, 2009 and 2008 were 34.34% and 38.98%, respectively. The change in effective tax rates was primarily influenced by the level of tax-exempt interest income earned in each period.
Financial Condition
Total assets of the Company increased $175,219,551 (12.86%) to $1,537,694,417 at June 30, 2009 from a level of $1,362,474,866 at June 30, 2008. In the first six months of 2009, total assets decreased $36,294,801 (2.31%), from the level of $1,573,989,218 at December 31, 2008. The initial growth resulted from the Company’s emphasis on increasing its market share of loans and deposits with its branch expansion program, establishment of LPOs in the Houston and Phoenix markets, a strong capital base, and competitive pricing of banking products. In recent months, the depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Total deposits of the Company decreased $20,476,166 (1.67%) in the first six months of 2009 to $1,207,571,133 at June 30, 2009, from the level of $1,228,047,299 at December 31, 2008. Non-retail, brokered deposits decreased by approximately $82,806,000 during this same time period. These brokered deposits were replaced in part by increases in retail deposit accounts, including increased savings accounts balances from a campaign that generated $167.6 million. See the Results of Operations section of the report for additional discussion of changes in deposit composition.
Short-term borrowings at June 30, 2009 decreased $48,243,404 (75.48%) to $15,675,440 from the level of $63,918,844 at December 31, 2008. The Company has worked to decrease the amount of short term wholesale funding and increase retail deposits. Total longer-term advances from the Federal Home Loan Bank were $136,000,000 at both June 30, 2009 and December 31, 2008. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Total loans decreased $31,566,695 (2.51%) in the first six months of 2009 to $1,223,632,245 at June 30, 2009, from the level of $1,255,198,940 at December 31, 2008. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Investment securities, all of which are maintained as available-for-sale, increased $45,024,171 (22.21%) in the first six months of 2009 to $247,748,235 at June 30, 2009, from the level of $202,724,064 at December 31, 2008. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio and the funding requirements of the Company’s loan portfolio, as described above.
Other assets increased $5,716,921 (79.74%) to $12,886,341 from the level of $7,169,420 at December 31, 2008. The increase is attributed to a $5,318,517 increase in income tax receivable during the same period. The Company anticipates applying approximately $2 million to recover previous taxes paid, with approximately $3,345,000 of the increase relating to timing differences from loan loss provision and net charge offs.
Total capital increased $32,235,262 (23.09%) in the first six months of 2009 to $171,844,142 at June 30, 2009, from the level of $139,608,880 at December 31, 2008. The balance at June 30, 2009 computes to a capital-to-asset percentage of 11.18%. The increase relates to the U.S. Treasury’s $40,000,000 investment in preferred shares of Reliance Bancshares, Inc., which was discussed in the Company’s previous 10-Q report filed on May 11, 2009. This investment has allowed the Company to maintain a strong capital position and to originate more loans than it would have without the investment, not withstanding declining market conditions.

The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Six Months Ended June 30, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,237,889,511	77.64%	$34,681,445	5.65%
Investment securities:
Taxable	234,404,846	14.70	3,963,810	3.41
Exempt from Federal income taxes (3)	31,421,568	1.97	894,476	5.74
Short-term investments	25,130,395	1.58	22,721	0.18

Total earning assets	1,528,846,320	95.89	39,562,452	5.22%

Nonearning assets:
Cash and due from banks	5,585,542	0.35
Reserve for possible loan losses	(14,481,582)	(0.91)
Premises and equipment	43,775,796	2.75
Other assets	30,103,895	1.89
Available-for-sale investment market valuation	483,384	0.03

Total nonearning assets	65,467,035	4.11

Total assets	$1,594,313,355	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$165,461,647	10.38%	1,144,261	1.39%
Savings	212,492,074	13.33	3,013,059	2.86
Time deposits of $100,000 or more	344,037,916	21.58	5,594,281	3.28
Other time deposits	470,864,426	29.53	8,431,030	3.61

Total interest-bearing deposits	1,192,856,063	74.82	18,182,631	3.07
Long term borrowings	136,000,000	8.53	2,477,633	3.67
Funds purchased and securities sold under repurchase agreements	28,894,011	1.81	307,539	2.15

Total interest-bearing liabilities	1,357,750,074	85.16	20,967,803	3.11

Noninterest-bearing deposits	58,981,144	3.70
Other liabilities	6,951,446	0.44

Total liabilities	1,423,682,664	89.30
STOCKHOLDERS’ EQUITY	170,630,691	10.70

Total liabilities and stockholders’ equity	$1,594,313,355	100.00%

Net interest income			$18,594,649

Net yield on earning assets				2.45%

(continued)

	Six Months Ended June 30, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,008,930,061	81.05%	$32,826,481	6.54%
Investment securities:
Taxable	131,780,677	10.59	3,169,999	4.84
Exempt from Federal income taxes (3)	38,457,556	3.09	1,062,115	5.55
Short-term investments	5,427,909	0.44	115,858	4.29

Total earning assets	1,184,596,203	95.17	37,174,453	6.31

Nonearning assets:
Cash and due from banks	9,890,901	0.79
Reserve for possible loan losses	(10,554,237)	(0.85)
Premises and equipment	43,549,605	3.50
Other assets	15,653,828	1.26
Available-for-sale investment market valuation	1,645,594	0.13

Total nonearning assets	60,185,691	4.83

Total assets	$1,244,781,894	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$167,239,677	13.44%	2,152,738	2.59%
Savings	49,651,000	3.99	439,561	1.78
Time deposits of $100,000 or more	312,876,127	25.14	6,951,647	4.47
Other time deposits	330,100,919	26.52	7,491,785	4.56

Total interest-bearing deposits	859,867,723	69.09	17,035,731	3.98
Long-term borrowings	107,807,693	8.66	2,087,653	3.89
Funds purchased and securities sold under repurchase agreements	77,568,094	6.23	1,109,089	2.88

Total interest-bearing liabilities	1,045,243,510	83.98	20,232,473	3.89

Noninterest-bearing deposits	53,298,058	4.28
Other liabilities	5,647,352	0.45

Total liabilities	1,104,188,920	88.71
STOCKHOLDERS’ EQUITY	140,592,974	11.29

Total liabilities and stockholders’ equity	$1,244,781,894	100.00%

Net interest income			$16,941,980

Net yield on earning assets				2.88%

(continued)

	Quarter Ended June 30, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,230,614,589	77.84%	$17,004,333	5.54%
Investment securities:
Taxable	237,242,074	15.01	1,981,250	3.35
Exempt from Federal income taxes (3)	29,892,810	1.89	429,398	5.76
Short-term investments	14,523,829	0.92	5,758	0.16

Total earning assets	1,512,273,302	95.66	19,420,739	5.15%

Nonearning assets:
Cash and due from banks	6,053,883	0.38
Reserve for possible loan losses	(14,033,695)	(0.89)
Premises and equipment	43,526,132	2.75
Other assets	31,750,564	2.01
Available-for-sale investment market valuation	1,362,916	0.09

Total nonearning assets	68,659,800	4.34

Total assets	$1,580,933,102	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$170,859,869	10.81%	549,024	1.29%
Savings	244,049,100	15.44	1,736,996	2.85
Time deposits of $100,000 or more	324,880,091	20.55	2,567,764	3.17
Other time deposits	438,892,158	27.76	3,845,871	3.51

Total interest-bearing deposits	1,178,681,218	74.56	8,699,655	2.96
Long term borrowings	136,000,000	8.60	1,245,663	3.67
Funds purchased and securities sold under repurchase agreements	18,246,127	1.15	47,251	1.04

Total interest-bearing liabilities	1,332,927,345	84.31	9,992,569	3.01

Noninterest-bearing deposits	60,076,229	3.80
Other liabilities	7,183,033	0.46

Total liabilities	1,400,186,607	88.57
STOCKHOLDERS’ EQUITY	180,746,495	11.43

Total liabilities and stockholders’ equity	$1,580,933,102	100.00%

Net interest income			$9,428,170

Net yield on earning assets				2.50%

(continued)

	Quarter Ended June 30, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,064,328,888	81.56%	$16,802,480	6.35%
Investment securities:
Taxable	137,252,206	10.52	1,595,361	4.67
Exempt from Federal income taxes (3)	38,169,627	2.92	531,173	5.60
Short-term investments	3,686,720	0.28	20,904	2.28

Total earning assets	1,243,437,441	95.28	18,949,918	6.13

Nonearning assets:
Cash and due from banks	9,398,280	0.72
Reserve for possible loan losses	(11,221,086)	(0.86)
Premises and equipment	43,504,994	3.33
Other assets	18,418,390	1.41
Available-for-sale investment market valuation	1,490,376	0.12

Total nonearning assets	61,590,954	4.72

Total assets	$1,305,028,395	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$165,553,560	12.69%	910,851	2.21%
Savings	49,241,231	3.77	203,207	1.66
Time deposits of $100,000 or more	324,946,233	24.90	3,423,397	4.24
Other time deposits	346,585,504	26.56	3,766,121	4.37

Total interest-bearing deposits	886,326,528	67.92	8,303,576	3.77
Long-term borrowings	132,241,758	10.13	1,202,776	3.66
Funds purchased and securities sold under repurchase agreements	84,267,910	6.46	529,816	2.53

Total interest-bearing liabilities	1,102,836,196	84.51	10,036,168	3.66

Noninterest-bearing deposits	55,586,147	4.26
Other liabilities	5,946,070	0.45

Total liabilities	1,164,368,413	89.22
STOCKHOLDERS’ EQUITY	140,659,982	10.78

Total liabilities and stockholders’ equity	$1,305,028,395	100.00%

Net interest income			$8,913,750

Net yield on earning assets				2.88%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K, which was filed March 30, 2009.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
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
Net charge-offs for the first six months of 2009 were $6,511,312, compared to $3,741,590 for the first six months of 2008. Net charge-offs for the second quarter of 2009 were $4,151,535, compared to $3,405,578 for the second quarter of 2008. The Company’s banking subsidiaries had no loans to any foreign countries at June 30, 2009 and 2008, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies.
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
The continued significant decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s non-performing assets of $63,941,670 (246.99%) to $89,829,687 at June 30, 2009 from $25,888,017 at June 30, 2008. At June 30, 2009 and 2008, nonperforming loans totaled $73,488,471 and $15,085,700, respectively, comprised of nonaccrual loans of $55,021,386 and $14,313,703, respectively; loans 90 days delinquent and still accruing interest of $4,535,232 and $561,739, respectively; and restructured loans totaling $13,931,853 and $210,258, respectively. The increase in nonperforming loans is due to a more aggressive collection and resolution effort with Florida borrowers that was implemented during 2009, which will result in the underlying properties securing many of the problem loans being transferred to the Bank as other real estate owned before year-end. The Company believes the reserve for loan losses calculation at June 30, 2009 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate during 2009, requiring the additional provision for loan losses. Additional provisions may be required in subsequent quarters if the values of such properties continue to decline.
Of the Company’s $1.2 billion loans outstanding at June 30, 2009, 10% were originated in Florida and 90% outside Florida. However, loans originated outside of Florida continue to account for a relatively small portion of the non-performing loans and assets of the Company, as the following table illustrates:

Originated In
	Florida	All other	Total
Non-performing Loans (6/30/2009)	$ 52.4 million	$21.1 million	$73.5 million
Non-performing Loans (12/31/2008)	$ 30.1 million	$ 4.8 million	$34.9 million
Non-performing Loans (6/30/2008)	$ 11.5 million	$ 3.6 million	$15.1 million
Non-performing Assets* (6/30/2009)	$ 59.6 million	$30.2 million	$89.8 million
Non-performing Assets* (12/31/2008)	$ 37.5 million	$12.7 million	$50.2 million
Non-performing Assets* (6/30/2008)	$ 15.4 million	$10.5 million	$25.9 million
Outstanding Loans Originated In Respective Markets	$113.6 million	$1.110 billion	$1.223 billion
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
The continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s nonperforming loans in 2008 and 2009. At June 30, 2009, nonperforming loans had increased $38,592,061 to $73,488,471, from $34,896,410 at December 31, 2008, the largest components of which were primarily comprised of the following loan relationships:
•	Loans totaling approximately $3.1 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. Foreclosure is now moving forward uncontested based on an agreement reached among the Bank, borrowers and guarantors. These loans are secured by commercial real estate properties in southwestern Florida.

•	A loan for approximately $10.6 million to a single purpose entity, controlled by a group of Florida investors, that is in default. The loan is secured by a mixed-use undeveloped real estate parcel in southwestern Florida. The proposed entitlements have been completed but development has not been started. The Company is in the process of obtaining control and ownership of the property.

•	A loan for approximately $5.1 million to a single purpose entity controlled by an individual Florida investor, for which the borrower is in default and the loan is in the process of foreclosure. The loan is secured by a newly constructed retail commercial property in southwestern Florida. The Company is working through a receiver to continue to lease up the property as foreclosure continues.

•	A loan for approximately $2.4 million to a Florida real estate development company that is in default. The loan is secured by an undeveloped real estate parcel in southwestern Florida. The proposed entitlements and development have not been completed.

•	A loan for approximately $1.4 million to an individual Florida investor that is in default and in the process of foreclosure. The loan is secured by an undeveloped real estate parcel in southwestern Florida. The proposed entitlements and development have not been completed.

•	A loan for $11.1 million to a single purpose entity of a Florida real estate developer that is in default. The loan is secured by a multi story, Class A office building. The building is complete externally and ready for tenant finish. Bank, borrower and guarantor are in negotiations in an attempt to avoid a foreclosure.

•	A loan for $2.1 million to a single purpose entity controlled by a group of investors that is in default. The loan is secured by improved commercial lots in Florida. The Bank is negotiating with the borrower and guarantors to develop a plan for the property.

•	A loan for $2.2 million to an individual, secured by the individual’s primary residence in Florida, that is in default. The Bank is in foreclosure against the property.

•	A loan for $2.2 million to a single purpose entity, secured by two office buildings for sale and six improved commercial lots in Florida. The Bank continues to negotiate with the borrower and guarantor to develop a marketing plan.

•	A loan for $1.4 million to a single purpose entity secured by unimproved commercial property in Florida that is in default. The Bank is negotiating with the borrower and guarantors to develop an alternative plan or refinance.

•	A loan for $2.9 million to a single purpose entity secured by unimproved property in Florida that is in default. The Bank is negotiating with the borrower or and guarantor to determine the best course of action going forward for the proposed development.

•	A loan for approximately $3.5 million to a single purpose entity controlled by a group of Illinois real estate investors. The loan is secured by partially developed residential and commercial real estate parcels in southwestern Illinois. The Company is moving to execute a deed in lieu of foreclosure and a deficiency agreement on the real estate.

•	A loan for approximately $1.8 million to a Texas limited partnership. The loan is secured by a newly constructed retail commercial property in northeastern Texas. The Bank is working towards foreclosure.

•	A loan totaling approximately $2 million to a single purpose entity controlled by individual Missouri real estate investors. The loan is secured by a retail commercial property and a single-family residence located in St. Louis, Missouri.

•	A loan participation totaling approximately $3 million to entities controlled by a group of Missouri real estate investors for the purchase and development of a parcel of land in St. Charles, Missouri. The majority of the proposed entitlements and development have been completed. The loans are secured by the property. The participating banks continue to work with the borrower to accelerate pay downs.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $16,341,216, $15,289,170 and $10,802,316 at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2008:

Balance at December 31, 2008	$15,289,170

Foreclosures	3,478,995
Loans made to facilitate sales of other real estate	(151,510)
Cash proceeds from sales	(999,866)
Construction expenditures capitalized	13,786
Losses and writedowns	(1,289,359)

Balance at June 30, 2009	$16,341,216

During this period of a declining real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers, and has often had to offer a lower interest rate on such loans to maintain the quality of the loan portfolio. Given the collateral values maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at June 30, 2009; however, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
Potential Problem Loans
As of June 30, 2009, the Company had 12 loans with a total principal balance of $20,609,064 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were not greater than 90 days past due on any scheduled payments, and are not categorized as nonperforming loans. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.

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
Adversely rated credits, including loans requiring close monitoring are included on a monthly loan watch list. Other loans are added whenever any adverse circumstances are detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by any of the following:
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $43,212,455 at June 30, 2009.
At June 30, 2009 and 2008, the reserve for possible loan losses was $24,044,510 and $12,682,420, respectively, or 1.97% and 1.14% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the six-month periods ended June 30, 2009 and 2008. Bank management believes that the diligent underwriting process implemented at the Company’s inception and consistently applied throughout the Company’s existence will allow for continued maintenance of adequate reserve for loan losses, despite the continued decline in the value of the real estate collateral securing the Banks’ loans.

	Six-Month Periods
	Ended June 30,
(in thousands of dollars)	2009	2008

Average loans outstanding	$1,237,890	$1,008,930

Reserve at beginning of year	$14,306	$9,685
Provision for possible loan losses	16,250	6,739

	30,556	16,424

Charge-offs:
Commercial loans:
Real estate	(1,164)	(2,466)
Other	(134)	(30)
Real estate:
Construction	(4,511)	(212)
Residential	(1,176)	(1,016)
Consumer	(21)	(19)
Overdrafts	(20)	(17)

Total charge-offs	(7,026)	(3,760)

Recoveries:
Commercial loans:
Real estate	29
Other	1	9
Real estate:
Construction	353
Residential	118
Consumer	14	3
Overdrafts	—	6

Total recoveries	515	18

Reserve at end of period	$24,045	$12,682

Net charge-offs to average loans	0.53%	0.37%

Ending reserve to net outstanding loans at end of period	1.97%	1.14%

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
The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and Federal banking regulators. In addition, the analysis considers the following internal and external factors that may cause estimated losses to differ from historical loss experience. Those factors include (a) changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (b) changes in national and local economic and business conditions and developments, including the condition of various market segments; (c) changes in the nature and volume of the portfolio; (d) changes in the experience, ability, and depth of lending management and staff; (e) changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications; and (f) the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current portfolio.

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
Management views the reserve for possible loan losses as being available for all potential or as yet presently unidentifiable loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans.
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

The unallocated reserve is based on factors that cannot necessarily be associated with a specific loan or loan category. Management focuses on the following factors and conditions:
•	There is a level of imprecision necessarily inherent in the estimates of expected loan losses, and the unallocated reserve gives reasonable assurance that this level of imprecision in our formula methodologies is adequately provided for.

•	Pressures to maintain and grow the loan portfolio with increasing competition from de novo institutions and larger competitors have to some degree affected credit granting criteria adversely. The Company monitors the disposition of all credits, which have been approved through its Executive Loan Committee, in order to better understand competitive shifts in underwriting criteria.
While the Company has no significant specific industry concentration risk, analysis showed that over 91% of the loan portfolio was dependent on real estate collateral at June 30, 2009, including commercial real estate, residential real estate, and construction and land development loans. The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.
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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $247,748,235 at June 30, 2009, of which approximately $144,605,252 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have Federal funds lines of credit totaling $23,000,000, through correspondent banks, of which $23,000,000 was available at December 31, 2008. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $228,597,886 and availability under that line was $98,032,886 as of June 30, 2009. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $12,920,000, of which $6,820,000 was available at June 30, 2009. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in the amount of $69,061,468, of which $67,061,467 is available at June 30, 2009. As of June 30, 2009, the combined availability under these arrangements totaled $168,914,354. Also, the Banks participate in the FDIC’s Debt Guarantee component of the Temporary Liquidity Guarantee Program. This program provides a guarantee on borrowings up to 3% of each Bank’s gross liabilities. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. Availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become distressed and the Banks’ ratings lowered, it could negatively impact the ability of the Banks to borrow the funds.
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
As of June 30, 2009, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at June 30, 2009 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Consolidated	$187,571	13.55%	$110,723	≥8.0%	$	N/A	N/A
Reliance Bank	153,702	11.86%	103,648	≥8.0%		129,560	≥10.0%
Reliance Bank, FSB	23,227	24.64%	7,541	≥8.0%		9,427	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$170,187	12.30%	$55,361	≥4.0%	$	N/A	N/A
Reliance Bank	137,424	10.61%	51,824	≥4.0%		77,736	≥6.0%
Reliance Bank, FSB	22,322	23.68%	3,771	≥4.0%		5,656	≥6.0%
Tier 1 capital (to average assets)
Consolidated	$170,187	10.78%	$63,200	≥4.0%	$	N/A	N/A
Reliance Bank	137,424	9.46%	58,138	≥4.0%		72,672	≥5.0%
Reliance Bank, FSB	22,322	18.45%	4,841	≥4.0%		6,051	≥5.0%
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
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At June 30, 2009, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
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

The required contractual obligations and other commitments at June 30, 2009 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,690,522	$660,511	$2,128,353	$4,901,658
Time deposits	710,707,925	442,065,010	267,171,929	1,470,986
Federal Home Loan Bank borrowings	136,000,000	30,000,000	36,000,000	70,000,000
Commitments to extend credit	167,199,297	75,243,050	40,315,687	51,640,560
Standby letters of credit	16,889,787	8,824,944	8,064,843	—
Accounting Pronouncements
Several accounting rule changes that will or have gone into effect recently, as promulgated by the Financial Accounting Standards Board (the “FASB”), will have an effect on the Company’s financial reporting process. These accounting rule changes, issued in the form of Financial Accounting Standards (“FAS”) or Interpretations include the following:
Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (FAS 157). The Company uses fair value measurements to determine fair value disclosures. As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, during the second quarter of 2009, FASB issued FASB Staff Position 157-4 (FSP 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability regardless of the valuation techniques used, the objective of a fair value measurement remains the same, i.e., fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or value assigned to such assets or liabilities.
The following is a description of valuation methodologies used for assets recorded at fair value:
Investments in Available-For-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Level 2 and 3 valuations. For all debt securities other than the other debt securities described below, the market valuation utilizes several sources which include observable inputs rather than “significant unobservable inputs” and therefore, fall into the Level 2 category. The table below presents the balances of available-for sale debt securities measured at fair value on a recurring basis:

Obligations of U.S. Government agencies and corporations	$109,236,432
Obligations of state and political subdivisions	30,281,958
Other debt securities	1,073,031
Mortgage-backed securities	98,277,114

$238,868,535

Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at June 30, 2009, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at June 30, 2009, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2008	$1,416,729
Net unrealized losses arising in 2009	(186,945)
Impairment writedowns recognized in 2009	(146,078)
Principal payments received in 2009	(10,675)

Balance, at fair value on June 30, 2009	$1,073,031

Loans — The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. At June 30, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at June 30, 2009 was $73,488,471.
During 2009, the Financial Accounting Standards Board (FASB) issued the following pronouncements that are applicable to the Company:
•	Financial Accounting Standard No. 165, Subsequent Events (FAS 165) — This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
•	FASB Staff Position 115-2 (FSP 115-2) regarding other-than-temporary impairment of investment securities — the recognition guidance in FSP 115-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to the other-than-temporary impairment guidance within FAS 115. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an entity shall assess whether the impairment is other than temporary. If an entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If an entity does not intend to sell the debt security, the entity shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the entity more likely than not will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment shall be considered to have occurred.

If the entity does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment shall be considered to have occurred. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists), and an other-than-temporary impairment shall be considered to have occurred. In such situations, the credit loss should be recorded through earnings as an other-than-temporary impairment.

•	FASB Staff Position 107-1 and APB 28-1 — This FSP amends FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements.
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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of June 30, 2009, individually and cumulatively, through various time horizons:

	Remaining Maturity if Fixed Rate;
	Earliest Possible Repricing Interval if Floating Rate
	3	Over 3	Over 1
	months	months	year
	or	through	through	Over
	less	12 months	5 years	5 years	Total
Interest-earning assets
Loans	$480,381,876	131,076,591	560,481,223	51,692,555	1,223,632,245
Investment securities, at amortized cost	43,448,477	101,348,582	82,543,545	19,974,074	247,314,678
Other interest-earnings assets	648,192	—	—	—	648,192

Total interest-earning assets	$524,478,545	232,425,173	643,024,768	71,666,629	1,471,595,115

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$432,615,060	18,066	—	—	432,633,126
Time certificates of deposit of $100,000 or more	89,208,295	123,255,887	93,690,549	864,504	307,019,235
All other time deposits	60,002,743	169,598,085	173,481,380	606,482	403,688,690
Nondeposit interest-bearing liabilities	22,675,440	25,000,000	32,000,000	72,000,000	151,675,440

Total interest-bearing liabilities	$604,501,538	317,872,038	299,171,929	73,470,986	1,295,016,491

Gap by period	$(80,022,993)	(85,446,865)	343,852,839	(1,804,357)	176,578,624

Cumulative gap	$(80,022,993)	(165,469,858)	178,382,981	176,578,624	176,578,624

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.87x	0.73x	2.15x	0.98x	1.14x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.87x	0.82x	1.15x	1.14x	1.14x

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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at June 30, 2009 indicate that the Company’s fair market value of equity would increase 9.55%, and 6.91%, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and decrease 5.93% and 13.56%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.
Part I — Item 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2009.
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
Part II — Item 1A — Risk Factors
There have not been any material changes in the risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2008.
Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None
Part II — Item 3 — Defaults Upon Senior Securities
None.

Part II — Item 4 — Submission of Matters to a Vote of Security Holders
The Eleventh Annual Meeting of Shareholders of Reliance Bancshares, Inc. was held on Tuesday, May 5, 2009, pursuant to the call of the Board of Directors. Notice of said meeting was sent to all shareholders by United States mail as provided by Section 3.04 of the Bylaws on April 7, 2009. Proxies were solicited, and 17,119,587 shares (82.4%) out of a total of 20,770,781 shares of Class A Common Stock, $0.25 par value, entitled to vote as of the record date of March 26, 2009 were represented in person or by proxy.
The results of the voting on each proposal submitted at the meeting are as follows:
PROPOSAL NO. 1: ELECTION OF DIRECTORS
For the election of two Class II directors for terms of one year and four Class I directors for terms of three years, or until their successors shall be duly elected and qualified at the annual meeting of shareholders, as indicated below:
     Class II — Scott A. Sachtleben and David R. Spence to serve one (1) year or until the annual meeting in 2010.
     Class I — William P. Stiritz, Lawrence P. “Rusty” Keeley, Jr., Patrick R. Gideon and Richard M. Demko to serve three (3) years or until the annual meeting in 2012.
The following persons were elected to the terms as directors of the Company indicated below:

	Votes	Votes
Name	For	Withheld Authority	Class	Term

Richard M. Demko	16,845,426	274,161	I	2012

Patrick R. Gideon	16,840,434	279,153	I	2012

Lawrence P. “Rusty” Keeley, Jr.	16,840,434	279,153	I	2012

Scott A. Sachtleben	16,845,994	273,593	II	2010

David R. Spence	16,840,434	279,153	II	2010

William P. Stiritz	16,750,694	368,893	I	2012

PROPOSAL NO. 2: INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For the appointment of Cummings, Ristau & Associates, P.C. as the Company’s and its subsidiaries independent public accountants for the fiscal year ending December 31, 2009:

	For	Against	Abstain

Appointment of Cummings, Ristau & Associates, P.C.	16,647,112	146,141	4,734
Part II — Item 5 — Other Information
(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented during the period covered by this Quarterly Report on Form 10-Q.
Part II — Item 6 — Exhibits

Exhibit
Number	Description

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
Chief Executive Officer

By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Chief Financial Officer

Date: August 10, 2009