Form 10-Q
period 2009-09-30
Reliance Bancshares, Inc.
filed 2009-11-10
CIK 1397771

United States
Securities And Exchange Commission
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 6, 2009, the Registrant had 20,933,143 shares of outstanding Class A common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
September 30, 2009 and 2008 and December 31, 2008

	September 30,		December 31,
	2009	2008	2008
	(unaudited)
ASSETS
Cash and due from banks	$27,756,600	12,717,479	14,366,579
Interest-earning deposits in other financial institutions	22,929,968	2,041,867	31,919,386
Federal funds sold	—	—	11,460,000
Investments in available-for-sale debt and equity securities, at fair value	240,261,214	178,331,285	202,724,064
Loans	1,191,892,529	1,225,166,080	1,255,198,940
Less — Deferred loan fees / costs	(208,419)	(893,553)	(702,514)
Reserve for possible loan losses	(26,269,806)	(12,398,957)	(14,305,822)

Net loans	1,165,414,304	1,211,873,570	1,240,190,604

Premises and equipment, net	42,716,033	44,491,084	44,143,317
Accrued interest receivable	5,209,112	5,442,661	5,424,108
Other real estate owned	15,296,761	11,653,385	15,289,170
Identifiable intangible assets, net of accumulated amortization of $103,157, $86,869 and $90,941 at September 30, 2009 and 2008, and December 31, 2008, respectively	141,162	157,450	153,378
Goodwill	1,149,192	1,149,192	1,149,192
Other assets	15,994,172	8,271,407	7,169,420

	$1,536,868,518	1,476,129,380	1,573,989,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$64,730,025	54,401,841	59,374,964
Interest-bearing	1,155,280,809	1,042,132,382	1,168,672,335

Total deposits	1,220,010,834	1,096,534,223	1,228,047,299
Short-term borrowings	14,048,952	86,214,611	63,918,844
Long-term Federal Home Loan Bank borrowings	129,000,000	149,000,000	136,000,000
Accrued interest payable	2,346,410	4,239,781	3,904,941
Other liabilities	4,242,097	3,581,183	2,509,254

Total liabilities	1,369,648,293	1,339,569,798	1,434,380,338

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,850,000 shares authorized
Series A, 40,000 shares issued and outstanding at September 30, 2009	40,000,000	—	—
Series B, 2,000.02 shares issued and outstanding at September 30, 2009	2,000,000	—	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,918,020, 20,770,781 and 20,770,781 shares issued and outstanding at September 30, 2009 and 2008, and December 31, 2008, respectively	5,229,505	5,192,695	5,192,696
Surplus	122,673,854	124,315,888	124,193,318
Retained earnings	(4,496,446)	9,772,943	10,663,076
Treasury stock 76,948 and 24,514 shares at September 30, 2008 and December 31, 2008, respectively	—	(964,488)	(335,280)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	1,813,312	(1,757,456)	(104,930)

Total stockholders’ equity	167,220,225	136,559,582	139,608,880

	$1,536,868,518	1,476,129,380	1,573,989,218

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$16,705,289	18,669,323	51,375,259	51,484,539
Interest on debt and equity securities:
Taxable	1,909,531	1,636,351	5,873,340	4,806,351
Exempt from Federal income taxes	312,195	387,887	962,426	1,176,754
Interest on short-term investments	7,076	51,471	29,817	162,797

Total interest income	18,934,091	20,745,032	58,240,842	57,630,441

Interest expense:
Interest on deposits	7,835,261	8,662,923	26,017,912	25,694,396
Interest on short-term borrowings	22,734	571,906	330,272	1,680,996
Interest on long term Federal Home Loan Bank borrowings	1,237,276	1,375,939	3,714,910	3,463,592

Total interest expense	9,095,271	10,610,768	30,063,094	30,838,984

Net interest income	9,838,820	10,134,264	28,177,748	26,791,457
Provision for possible loan losses	11,450,000	1,800,000	27,700,000	8,539,000

Net interest income (loss) after provision for possible loan losses	(1,611,180)	8,334,264	477,748	18,252,457

Noninterest income:
Service charges on deposit accounts	265,069	209,682	713,587	582,678
Net gains on sales of debt and equity securities	807,172	117	806,931	312,250
Other noninterest income	399,286	374,521	1,102,477	1,095,250

Total noninterest income	1,471,527	584,320	2,622,995	1,990,178

Noninterest expense:
Salaries and employee benefits	3,319,920	4,219,635	10,635,621	12,628,179
Occupancy and equipment expense	1,119,182	1,212,522	3,331,499	3,375,614
Other real estate owned expense	2,066,751	409,275	3,828,915	884,578
FDIC assessment	675,279	291,821	2,336,261	668,888
Data processing	505,299	473,512	1,499,653	1,359,070
Writedown of investment securities	173,844	—	319,921	—
Advertising	25,528	289,770	201,030	791,351
Amortization of intangible assets	4,072	4,072	12,216	12,216
Other noninterest expenses	836,886	900,264	2,500,838	2,930,990

Total noninterest expense	8,726,761	7,800,871	24,665,954	22,650,886

Loss before applicable income taxes	(8,866,414)	1,117,713	(21,565,211)	(2,408,251)
Applicable income tax benefit	(3,091,023)	266,621	(7,507,800)	(1,198,888)

Net income (loss)	$(5,775,391)	851,092	(14,057,411)	(1,209,363)

Per share amounts:
Basic earnings (loss) per share	$(0.28)	0.04	(0.68)	(0.06)
Basic weighted average shares outstanding	20,918,020	20,687,321	20,840,691	20,656,388
Diluted earnings (loss) per share	$(0.28)	0.04	(0.67)	(0.06)
Diluted weighted average shares outstanding	20,918,020	20,920,384	20,862,858	21,048,143
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Loss
Nine Months Ended September 30, 2009 and 2008
(unaudited)

	2009	2008

Net loss	$(14,057,411)	(1,209,363)

Other comprehensive income (loss) before tax:

Net unrealized gain (losses) on available-for-sale securities	3,393,433	(2,969,700)

Reclassification adjustments for:
Available-for-sale security gains included in net loss	(806,931)	(312,250)
Writedown of investment securities included in net loss	319,921	—

Other comprehensive income (loss) before tax	2,906,423	(3,281,950)

Income tax related to items of other comprehensive income (loss)	988,181	(1,115,863)

Other comprehensive income (loss), net of tax	1,918,242	(2,166,087)

Total comprehensive loss	$(12,139,169)	(3,375,450)

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2009 and 2008
(unaudited)

						Accumulated other	Total
	Preferred	Common		Retained	Treasury	comprehensive income	stockholders’
	stock	stock	Surplus	earnings	stock	(loss)	equity

Balance at December 31, 2007	$—	5,170,519	123,329,517	10,982,306	—	408,631	139,890,973
Net loss	—	—	—	(1,209,363)	—	—	(1,209,363)
Sale of 9,615 shares of common stock from treasury	—	—	(34,892)	—	115,380	—	80,488
Stock options exercised - 101,000 shares (12,296 from treasury)	—	22,176	519,657	—	147,552	—	689,385

Treasury stock purchased - 105,324 shares	—	—	—	—	(1,305,000)	—	(1,305,000)
Issuance of 2,565 shares of common stock as partial payment for certain operating leases	—	—	(5,771)	—	30,780	—	25,009
1,400 shares of common stock from treasury awarded to directors	—	—	(3,449)	—	16,800	—	13,351

Stock option expense	—	—	421,946	—	—	—	421,946

Amortization of restricted stock	—	—	88,880	—	30,000	—	118,880
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(2,166,087)	(2,166,087)

Balance at September 30, 2008	$—	5,192,695	124,315,888	9,772,943	(964,488)	(1,757,456)	136,559,582

Balance at December 31, 2008	$—	5,192,696	124,193,318	10,663,076	(335,280)	(104,930)	139,608,880

Net loss	—	—	—	(14,057,411)	—	—	(14,057,411)

Issuance of 40,000 shares of Series A preferred stock	40,000,000	—	—	—	—	—	40,000,000
Issuance of 2,000 shares of Series B preferred stock	2,000,000	—	(2,000,000)	—	—	—	—
Dividends paid on preferred stock	—	—	—	(1,102,111)	—	—	(1,102,111)
Stock issuance costs	—	—	(17,271)	—	—	—	(17,271)

Stock options exercised - 156,000 shares (19,604 from from treasury)	—	34,098	210,485		158,416		402,999

Treasury stock purchased - 10,000 shares	—	—	—	—	(40,000)	—	(40,000)

Sale of common stock in connection with employee stock purchase plan - 25,753 shares (14,910 from treasury)	—	2,711	(132,272)	—	216,864	—	87,303

Stock option expense	—	—	391,469	—	—	—	391,469

Amortization of restricted stock	—	—	28,125	—	—	—	28,125

Change in valuation of available- for-sale securities, net of related tax effect	—	—	—	—	—	1,918,242	1,918,242

Balance at September 30, 2009	$42,000,000	5,229,505	122,673,854	(4,496,446)	—	1,813,312	167,220,225

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(14,057,411)	(1,209,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,571,080	1,592,243
Provision for possible loan losses	27,700,000	8,539,000
Capitalized interest expense on construction	—	(85,984)
Net gains on sales and writedowns of debt and equity securities	(487,010)	(312,250)
Net gain on sale of fixed assets	(6,877)	—
Net losses on sales and writedowns of other real estate owned	3,092,545	38,525
Stock option compensation cost	391,469	421,946
Common stock awarded to directors	—	13,351
Amortization of restricted stock expense	28,125	118,880
Mortgage loans originated for sale in the secondary market	(33,518,523)	(18,076,916)
Mortgage loans sold in secondary market	34,516,523	17,087,483
Decrease (increase) in accrued interest receivable	214,996	(483,032)
Increase (decrease) in accrued interest payable	(1,558,531)	583,668
Other operating activities, net	(8,080,092)	425,966

Net cash provided by operating activities	11,806,294	8,653,517

Cash flows from investing activities:
Purchase of available-for-sale debt and equity securities	(205,650,276)	(90,282,122)
Proceeds from maturities and issuer calls of available-for-sale debt securities	132,794,998	45,513,113
Proceeds from sales of available-for-sale debt and equity securities	36,851,707	27,252,250
Net decrease (increase) in loans	41,794,755	(325,613,463)
Proceeds from sale of other real estate owned	1,197,195	1,141,834
Construction expenditures to finish other real estate owned	(13,786)	(48,525)
Proceeds from sale of fixed assets	36,037	105,685
Purchase of premises and equipment	(300,884)	(5,565,726)

Net cash provided by (used in) investing activities	6,709,746	(347,496,954)

Cash flows form financing activities:
Net increase (decrease) in deposits	(8,036,465)	261,957,774
Net decrease in short-term borrowings	(49,869,892)	(2,110,304)
Proceeds from long-term Federal Home Loan Bank borrowings	—	93,000,000
Payments of long-term Federal Home Loan Bank borrowings	(7,000,000)	(12,000,000)
Issuance of preferred stock	40,000,000	—
Dividends on preferred stock	(1,102,111)	—
Issuance of common stock	33,478	80,488
Purchase of treasury stock	(40,000)	(1,305,000)
Proceeds from sale of treasury stock	53,825	—
Stock options exercised	402,999	689,385
Payment of stock issuance costs	(17,271)	—

Net cash provided by (used in) financing activities	(25,575,437)	340,312,343

Net (decrease) increase in cash and cash equivalents	(7,059,397)	1,468,906
Cash and cash equivalents at beginning of period	57,745,965	13,290,440

Cash and cash equivalents at end of period	$50,686,568	14,759,346

Supplemental information:
Cash paid for:
Interest	$31,621,625	30,341,300
Income taxes	964,000	425,000
Noncash transactions:
Warrant exercise and issuance of Series B preferred stock	2,000,000	—
Transfers to other real estate in settlement of loans	4,485,100	8,243,326
Loans made to facilitate the sale of other real estate	201,555	—
Stock issued for operating lease payments	—	25,009

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
September 30, 2009 and 2008
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications have no effect on previously reported net loss or stockholders’ equity.
Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008, included in the Company’s previously issued Annual Report in Form 10-K.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for annual or interim periods ending after September 15, 2009. SFAS No. 168 is not intended to change or alter existing GAAP and did not impact the Company’s financial condition, results of operations or cash flows. The Company adopted SFAS No. 168 and has included the new Codification reference (“ASC”) in the Company’s interim condensed consolidated financial statements for the third quarter of 2009.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of the Company and Banks. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Accounting
The Company and Banks utilize the accrual basis of accounting, which includes in the total of net income all revenues earned and expenses incurred, regardless of when actual cash payments are received or paid. The Company is also required to report comprehensive income, of which net income is a component. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources, including all changes in equity during a period, except those resulting from investments by, and distributions to, owners.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include due from banks, interest-earning deposits in banks (all of which are payable on demand), and Federal funds sold. Certain balances are maintained in other financial institutions that participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program. Under this program, these balances are fully guaranteed by the FDIC through December 31, 2013. After this period, these balances would generally exceed the level of deposits insured by the FDIC.
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common stock. Such costs were recorded as a reduction of equity capital.
Subsequent Events
In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the consolidated balance sheet date of September 30, 2009 through November 10, 2009, the date the financial statements were issued with the filing of this Form 10-Q with the Securities and Exchange Commission.
Recent Accounting Pronouncements
Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurement”. The Company uses fair value measurements to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, during the second quarter of 2009, ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased the Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability regardless of the valuation techniques used, the objective of a fair value measurement remains the same, i.e., fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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

Obligations of U.S. Government agencies and corporations	$100,451,253
Obligations of state and political subdivisions	30,939,296
Other debt securities	1,591,558
Mortgage-backed securities	98,410,396

$231,392,503

Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at September 30, 2009, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at September 30, 2009, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2008	$1,416,729
Net unrealized gain arising in 2009	529,372
Impairment writedowns recognized in 2009	(319,921)
Principal payments received in 2009	(34,622)

Balance, at fair value on September 30, 2009	$1,591,558

Loans — The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan. At September 30, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at September 30, 2009 was $83,587,768.
During 2009, the FASB issued the following pronouncements that are applicable to the Company:
•	ASC 855, Subsequent Events — This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
•	ASC 320-10-65 regarding other-than-temporary impairment of investment securities — this recognition guidance applies to debt securities classified as available-for-sale and held-to-maturity that are subject to the other-than-temporary impairment guidance within ASC 320. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an entity shall assess whether the impairment is other than temporary. If an entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If an entity does not intend to

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
•	ASC 825-100-65 — This standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements.
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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$(5,775,391)	851,092	(14,057,411)	(1,209,363)

Weighted average common shares outstanding	20,918,020	20,687,321	20,840,691	20,656,388

Basic income (loss) per share	$(0.28)	0.04	(0.68)	(0.06)

Diluted
Net income (loss)	$(5,775,391)	851,092	(14,057,411)	(1,209,363)

Weighted average common shares outstanding	20,918,020	20,687,321	20,840,691	20,656,388
Effect of dilutive stock options	—	233,063	22,167	391,755

Diluted weighted average common shares outstanding	20,918,020	20,920,384	20,862,858	21,048,143

Diluted income (loss) per share	$(0.28)	0.04	(0.67)	(0.06)

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at September 30, 2009 will be $4,072 per quarter until completely amortized.
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
Effective January 1, 2006, the Company adopted ASC 718, Share-based Payments. This statement replaced or superceded all previous accounting standards on stock-based compensation, and requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value for all equity classified awards. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis for all outstanding unvested awards. Therefore, prior period financial statements were not restated. Under this method, in addition to reflecting compensation expense for share-based awards granted after the adoption date, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.
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
The weighted average fair value of options granted during the first nine months of 2009 and 2008 were $0 and $2.24, respectively, for an option to purchase one share of Company common stock; however, the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted during the first nine months of 2009 and 2008, including minimal or no volatility in the Company’s common stock price, expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the U.S. Treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs. No value was ascribed to the options granted in 2009 as the option price significantly exceeded the market value of the stock on the grant date.
Following is a summary of the Company’s stock option activity for the nine-month periods ended September 30, 2009 and 2008:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Nine-Months Ended September 30, 2008:
Balance at December 31, 2007	$7.31	1,648,200	$8.41	701,000
Granted	12.89	91,000	11.58	16,000
Forfeited	13.87	(27,250)	9.14	(41,500)
Exercised	6.83	(101,000)	—	—

Balance at September 30, 2008	$7.54	1,610,950	$8.44	675,500

Nine-Months Ended September 30, 2009:
Balance at December 31, 2008	$7.61	1,553,450	$8.44	673,000
Granted	7.50	102,250	7.50	500
Forfeited	9.33	(65,000)	13.23	(3,000)
Exercised	2.58	(156,000)	—	--

Balance at September 30, 2009	$8.07	1,434,700	$8.42	670,500

The weighted average option prices for the 2,105,200 and 2,286,450 options outstanding at September 30, 2009 and 2008 were $8.18 and $7.81, respectively. At September 30, 2009, options to purchase an additional 490,050 shares of Company common stock were available for future grants under the various plans.

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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at September 30, 2009:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$143,748,261
Standby letters of credit	13,758,582

$157,506,843

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at September 30, 2009, $33,375,756 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009:

	Carrying	Estimated	Fair value
	amount	fair value	measurements
Balance sheet assets:
Cash and due from banks	$50,686,568	$50,686,568	Carrying value
Investments in debt and equity securities	240,261,214	240,261,214	Level 2 and 3 inputs
Loans, net	1,165,414,304	1,151,544,123	Level 3 inputs
Accrued interest receivable	5,209,112	5,209,112	Carrying value

	$1,461,571,198	$1,447,701,017

Balance sheet liabilities:
Deposits	$1,220,010,834	$1,235,365,793	Level 3 inputs
Short-term borrowings	14,048,952	14,048,952	Carrying value
Long-term Federal Home Loan Bank borrowings	129,000,000	153,680,896	Level 3 inputs
Accrued interest payable	2,346,410	2,346,410	Carrying value

	$1,365,406,196	$1,405,442,051

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three and nine-month periods ended September 30, 2009 and 2008. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2008, included in our most recent annual report in Form 10-K.
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
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 23 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through September 30, 2009, Reliance Bank has added 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPOs”) in Houston, Texas and Phoenix, Arizona and has grown its total assets, loans and deposits to $1.4 billion, $1.1 billion, and $1.1 billion, respectively, at September 30, 2009.
Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. The Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a LPO in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank LPO were transferred to Reliance Bank, FSB. Since its opening in 2006 through September 30, 2009, Reliance Bank, FSB has added three branch locations in southwestern Florida and has grown its total assets, loans, and deposits to $113.5 million, $68.0 million, and $86.6 million, respectively, at September 30, 2009.
At September 30, 2009, Reliance Bank’s total assets, total revenues, and net loss represented 92.60%, 93.54%, and 60.14%, respectively, of the Company’s consolidated total assets, total revenue, and net loss. Reliance Bank, FSB’s total assets, total revenues, and net loss represented 7.39%, 6.47%, and 36.14%, respectively, of the Company’s consolidated totals. The Company incurred a net loss of $14.1 million for the nine months ended September 30, 2009.
During 2008, the Company completed building its St. Louis metropolitan branch network. The Company plans to continue building its branch network in southwestern Florida, with four additional branches planned; however, the building of these branches has been suspended while management focuses on Reliance Bank, FSB’s profitability in light of the stressful market conditions in southwestern Florida. The Company’s branch expansion plans have been designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida and to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets. The Houston and Phoenix LPOs are intended to benefit from commercial and residential lending and fee income generation opportunities in these larger and historically higher-growth markets.
The St. Louis metropolitan, southwestern Florida, Houston and Phoenix markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
The Company’s total consolidated assets were $1.5 billion at September 30, 2009, with loans and deposits both totaling $1.2 billion each. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Three Reliance Bank branches were opened in 2008, six Reliance Bank branches were opened in 2006, one branch was opened in 2005, four branches were opened in 2004, two branches were opened in 2003, and one branch was opened each year in 2002, 2001, and 1999. Three Reliance Bank, FSB branches were opened in 2007 and one branch was opened in 2006, while one temporary branch was closed on June 26, 2009 due to local economic conditions.
The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of 12 such offerings since its inception and has sold 20,918,020 shares of Company Common Stock through September 30, 2009.
The Company’s consolidated net losses for the nine-month periods ended September 30, 2009 and 2008 totaled $(14,057,411) and $(1,209,363), respectively. Consolidated net income (loss) for the three-month periods ended September 30, 2009 and 2008 totaled $(5,775,391) and $851,092, respectively. While the Company’s year-to-date net interest income has grown, the provision for possible loan losses has increased, reflecting an increase in non-performing loans, which has resulted from a substantial decline in the real estate and local economic markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
Net interest income before the provision for possible loan losses for the nine-month periods ended September 30, 2009 and 2008 totaled $28,177,748 and $26,791,457, respectively. Net interest income before the provision for possible loan losses for the three-month periods ended September 30, 2009 and 2008 totaled $9,838,820 and $10,134,264, respectively. This growth in year-to-date net interest income resulted from a decrease in the rates paid on deposits and an increasing level of interest-earning assets during this time period, reduced by increasing nonearning problem assets.
Interest expense incurred on interest-bearing liabilities for the nine-month periods ended September 30, 2009 and 2008 totaled $30,063,094 and $30,838,984, respectively. Interest expense incurred on interest-bearing liabilities for the quarters ended September 30, 2009 and 2008 totaled $9,095,271 and $10,610,768, respectively. The Company continues to restructure its mix of deposits away from higher rate time deposits and short term borrowings to lower cost savings and money market accounts. Also, the Company has been able to lower rates on retail deposits and still retain customer balances.
The substantial decline of the real estate market that has occurred during the past several years on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed in prior years. As a result, since 2006, the Company has experienced a significant and continual increase in non-performing assets (which include non-performing loans and other real estate owned). Non-performing assets totaled $105.8 million at September 30, 2009 compared with $26.9 million at September 30, 2008. The reserve for possible loan losses as a percentage of net outstanding loans was 2.20% at September 30, 2009 compared with 1.01% at September 30, 2008. Net charge-offs for the nine months ended September 30, 2009 totaled $15.7 million compared with $5.8 million for the nine months ended September 30, 2008. Net charge-offs for the three months ended September 30, 2009 totaled $9.2 million compared with $2.1 million for the three months ended September 30, 2008. The provision for possible loan losses charged to expense for the nine-month periods ended September 30, 2009 and 2008 totaled $27,700,000 and $8,539,000, respectively, and $11,450,000 and $1,800,000 for the three-month periods ended September 30, 2009 and 2008, respectively. The increase in the provision for loan losses in these nine and three-month periods of 2009 was a direct reaction to the significant and continual decline in the real estate market. The Company believes it has identified existing problems in the portfolio and worked to address those issues, however, the economy continues to present challenges to our borrowers and it could be likely that others will experience difficulties in meeting obligations. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management.”
Total noninterest income excluding securities gains and losses for the nine-month periods ended September 30, 2009 and 2008 was $1,816,064 and $1,677,928, respectively, and $644,355 and $584,203 for the three-month periods ended September 30, 2009 and 2008, respectively. Gains on security sales for the nine-month periods ended September 30, 2009 and 2008 were

$806,931 and $312,250, respectively, and $807,172 and $117 for the three month periods ended September 30, 2009 and 2008, respectively.
Total noninterest expense was $24,665,954 and $22,650,886 for the nine-month periods ended September 30, 2009 and 2008, respectively, and $8,726,761 and $7,800,871 for the three-month periods ended September 30, 2009 and 2008, respectively. Increased expenses relating to other real estate owned (including losses on sales of foreclosed property and writedowns on properties still held, as well as holding costs on such properties), increased FDIC insurance assessments, and writedowns on investment securities more than offset the cost savings achieved in other operational expenses.
The Company’s effective tax rate for the nine-month periods ended September 30, 2009 and 2008 was 34.81% and 49.78%, respectively, and 34.86% and 23.85% for the three-month periods ended September 30, 2009 and 2008, respectively.
Basic income (loss) per share were $(0.68) and $(0.06) per share for the nine-month periods ended September 30, 2009 and 2008, respectively, and $(0.28) and $0.04 per share for the three-month periods ended September 30, 2009 and 2008, respectively. Fully-diluted income (loss) per share for the nine-month periods ended September 30, 2009 and 2008 were $(0.67) and $(0.06) per share, respectively, and $(0.28) and $0.04 for the three-month periods ended September 30, 2009 and 2008, respectively.
Following are certain of the Company’s ratios generally followed in the banking industry for the three and nine-month periods ended September 30, 2009 and 2008:

	As of and for the		As of and for the
	Nine Months Ended		Quarters Ended
	September 30,		September 30,
	2009	2008	2009	2008
Percentage of net income to:
Average total assets	(1.19)%	(0.12)%	(1.49)%	0.23%
Average stockholders’ equity	(10.97)%	(1.16)%	(13.27)%	2.47%
Percentage of common dividends declared to net income per common share	—	—	—	—
Percentage of average stockholders’ equity to average total assets	10.88%	10.60%	11.24%	9.43%
Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2008 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Form 10-K, which was filed March 30, 2009. Management believes there have been no material changes to our critical accounting policies during the first nine months of 2009.
Results of Operations for the Three and Nine-Month Periods Ended September 30, 2009 and 2008
Net Interest Income
The Company’s net interest income increased $1,386,291 (5.17%) to $28,177,748 for the nine-month period ended September 30, 2009 from the $26,791,457 earned during the nine-month period ended September 30, 2008. The Company’s net interest margin for the nine-month periods ended September 30, 2009 and 2008 was 2.53% and 2.90%, respectively, and was negatively impacted by increased non-performing loans. The Company’s net interest income decreased $295,444 (2.92%) to $9,838,820 for the three-month period ended September 30, 2009 from the $10,134,264 earned during the three-month period ended September 30, 2008. The Company’s net interest margin for the three-month periods ended September 30, 2009 and 2008 was 2.69% and 2.96%, respectively.
Average earning assets for the first nine months of 2009 increased $258,647,308 (20.67%) to $1,509,717,924 from the level of $1,251,070,616 for the first nine months of 2008. Average earning assets for the third quarter of 2009 increased $88,718,573 (6.42%) to $1,471,461,138 from the level of $1,382,742,565 for the third quarter of 2008. The growth in average interest earning assets was primarily due to the growth in the loan portfolio, although loan balances have declined since December 31,

2008. Total average loans for the first nine months of 2009 increased $156,005,383 (14.57%) to $1,226,372,271 from the level of $1,070,366,888 for the first nine months of 2008. Total average loans for the third quarter of 2009 increased $11,432,834 (0.96%) to $1,203,337,792 from the level of $1,191,904,958 for the third quarter of 2008. The Company’s addition of LPOs in Houston and Phoenix and the normal growth occurring in some of the Banks’ newer branches were the primary reasons for the growth in the Company’s average loan balances.
Total average investment securities for the first nine months of 2009 increased $86,286,914 (49.49%) to $260,635,094 from the level of $174,348,180 for the first nine months of 2008. Total average investment securities for the third quarter of 2009 increased $67,773,726 (37.14%) to $250,252,457 from the level of $182,478,731 for the third quarter of 2008. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $150.5 million at September 30, 2009. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $1.7 million as additional collateral to secure public funds at September 30, 2009. The Company increased the level of investment securities during the second and third quarters of 2009, as fewer loan opportunities were available in the depressed economic markets in the St. Louis metropolitan area and southwestern Florida.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the nine-month periods ended September 30, 2009 and 2008 were $22,710,559 and $6,355,548, respectively. The average balances of such short-term investments for the quarters ended September 30, 2009 and 2008 were $17,870,889 and $8,358,876, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. However, average loans as a percentage of average earning assets were 81.23% for the first nine months of 2009, which was a 4.33% decrease over the 85.56% achieved in the first nine months of 2008. Average loans as a percentage of average earning assets were 81.78% for the third quarter of 2009, which was a 4.42% decrease over the 86.20% achieved in the third quarter of 2008. This decline resulted from the depressed economic environment in the Banks’ market areas, resulting in fewer lending opportunities for the Banks.
Funding the Company’s growth in interest-earning assets has been a challenge in the markets in which the Company’s banking subsidiaries operate. With the stock market rebounding through 2007 from its depressed levels in 2004 and 2003, deposits were not as plentiful in the banking market overall, until the second half of 2007, when a declining real estate economy significantly reduced loan demand. The stock market has since also declined from its record levels in 2007 to low levels not seen since 1982, before rebounding in 2009. Additionally, the St. Louis metropolitan area has added several new banks in the past few years (as well as several institutions such as Reliance Bank adding numerous branches), resulting in an intensely competitive environment for customer deposits. Competition for deposits in southwestern Florida is equally as intense as the market for deposits in the St. Louis metropolitan area.
Total average interest-bearing deposits for the first nine months of 2009 were $1,177,831,060, an increase of $266,061,886 (29.18%) from the level of $911,769,174 for the first nine months of 2008. Total average interest-bearing deposits for the third quarter of 2009 were $1,147,782,120, an increase of $133,341,046 (13.14%) from the level of $1,014,441,074 for the third quarter of 2008. This increase in deposits resulted from the Company’s earlier aggressive branch expansion (with some of the newer branches showing strong deposit growth) and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. Average short term borrowings for the nine months ended September 30, 2009 declined $57,663,251 (70.69%) to $23,914,007 from $81,577,258 for the nine months ended September 30, 2008. Average short-term borrowings for the third quarter of 2009 declined $75,722,652 (84.44%) to $13,953,999 from $89,676,651 for the third quarter of 2008. The increase in retail savings accounts, resulting from a rate promotion, allowed the Company to reduce its short term borrowings.
The Company has used longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances grew $14,614,643 (12.15%) to $134,917,563 for the first nine months of 2009, compared with $120,302,920 for the first nine months of 2008. The average balance of Federal Home Loan Bank advances declined $12,269,052 (8.46%) to $132,752,688 for the third quarter of 2009, compared with the $145,021,740 average balance for the third quarter of 2008. The recent decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average deposits:
Noninterest-bearing	4.57%	4.47%	4.29%	4.71%

Interest-bearing:
Transaction accounts	12.37	12.33	11.90	14.14
Savings	21.43	3.64	17.08	4.19
Time deposits of $100,000 or more	21.30	28.75	23.32	28.58
Other time deposits	29.52	32.86	32.03	31.11

Total average interest-bearing deposits	84.62	77.58	84.33	78.02

Total average deposits	89.19	82.05	88.62	82.73
Average short-term borrowings	1.03	6.86	1.71	6.98
Average longer-term advances from Federal Home Loan Bank	9.78	11.09	9.67	10.29

	100.00%	100.00%	100.00%	100.00%

The composition of the Company’s deposit portfolio will fluctuate as recently-added branches grow and help to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has been difficult. Through a campaign which began in the fourth quarter of 2008 and concluded in the first quarter of 2009, the Company did increase its percentage of retail savings accounts, allowing it to reduce the percentage of short term borrowings. This campaign, which has generated $186 million in deposit balances, offered a rate similar to the 12-month CD rate, and was guaranteed until December 31, 2009. The Company has worked to replace its higher cost deposits with lower cost transaction accounts; however, its most significant funding source has continued to be certificates of deposit, which comprised 50.82% of total average funding sources during the third quarter of 2009, as compared with 61.61% during the third quarter of 2008. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates.

The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Third Quarter			First Nine Months
	Change From 2008 to 2009 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total
Interest income:
Loans	$181,018	(2,145,139)	(1,964,121)	6,989,979	(7,098,910)	(108,931)
Investment securities:
Taxable	720,381	(447,201)	273,180	2,650,886	(1,583,897)	1,066,989
Exempt from Federal income taxes	(108,319)	14,129	(94,190)	(306,345)	105,433	(200,912)
Short-term investments	28,605	(73,000)	(44,395)	127,949	(260,929)	(132,980)

Total interest income	821,685	(2,651,211)	(1,829,526)	9,462,469	(8,838,303)	624,166

Interest expense:
Interest-bearing transaction accounts	34,475	(437,242)	(402,767)	18,493	(1,429,717)	(1,411,224)
Savings accounts	1,607,970	266,864	1,874,834	3,791,956	656,376	4,448,332
Time deposits of $100,000 or more	(709,018)	(755,847)	(1,464,865)	(257,609)	(2,564,622)	(2,822,231)
Other time deposits	(265,153)	(569,711)	(834,864)	2,391,154	(2,282,515)	108,639

Total deposits	668,274	(1,495,936)	(827,662)	5,943,994	(5,620,478)	323,516
Funds purchased and securities sold under repurchase agreements	(291,924)	(257,248)	(549,172)	(923,257)	(427,467)	(1,350,724)
Long-term borrowings	(113,707)	(24,956)	(138,663)	408,698	(157,380)	251,318

Total interest expense	262,643	(1,778,140)	(1,515,497)	5,429,435	(6,205,325)	(775,890)

Net interest income	$559,042	(873,071)	(314,029)	4,033,034	(2,632,978)	1,400,056

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.
NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
During 2008, the Federal Reserve Bank lowered its Federal funds target interest rate 400 basis points to a range between 0% and 0.25%, where it has remained during the first nine months of 2009, in an attempt to stimulate the national economy. Such actions have caused the overall rates earned and paid by the Company to be lowered; however, not all financial instruments reprice at the same time. Floating rate loans reprice immediately, while certificates of deposit and other fixed rate instruments have a lagging effect with interest rate changes. Competition will also cause interest rates to react differently.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the nine-month periods ended September 30, 2009 and 2008 was $27,700,000 and $8,539,000, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended September 30, 2009 and 2008 was $11,450,000 and $1,800,000, respectively. Net charge-offs for the nine-month periods ended September 30, 2009 and 2008 totaled $15,736,016 and $5,825,054, respectively. Net charge-offs for the three-month periods ended September 30, 2009 and 2008 totaled $9,224,704 and $2,083,464, respectively. At September 30, 2009 and 2008, the reserve for possible loan losses as a percentage of net outstanding loans was 2.20% and 1.01%, respectively. The reserve for possible loan losses as a percentage of non-performing loans (comprised of loans for which the accrual of interest has been discontinued, loans still accruing interest that were 90 days delinquent, and restructured loans) was 29.02% and 81.26% at September 30, 2009 and 2008, respectively. The continued significant decline of the real estate market has resulted in an increase in the level of non-performing loans and a higher provision for loan losses in the first nine months of 2009. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”

Noninterest Income
Total noninterest income for the first nine months of 2009, excluding security sale gains, increased $138,136 (8.23%) to $1,816,064 from the $1,677,928 earned for the first nine months of 2008. Total noninterest income for the third quarter of 2009, excluding security gains, increased $80,152 (13.72%) to $664,355 from the $584,203 earned for the third quarter of 2008. Service charges on deposit accounts increased $130,909 (22.47%) to $713,587 for the nine-month period ended September 30, 2009 from $582,678 for the nine-month period ended September 30, 2008, resulting from an increase in the level of deposits maintained by the Banks.
Noninterest Expense
Noninterest expense increased $2,015,068 (8.90%) for the first nine months of 2009 to $24,665,954 from the $22,650,886 incurred during the first nine months of 2008. Noninterest expense increased $925,890 (11.87%) for the third quarter of 2009 to $8,726,761 from the $7,800,871 incurred during the third quarter of 2008. Savings achieved by the Company’s cost reduction efforts were offset by the increase in recurring and special assessments from the FDIC and increased costs of other real estate owned.
Total personnel costs decreased by $1,992,558 (15.78%) to $10,635,621 for the first nine months of 2009 from the $12,628,179 incurred in the first nine months of 2008. Total personnel costs decreased by $899,715 (21.32%) to $3,319,920 for the third quarter of 2009 from the $4,219,635 incurred in the third quarter of 2008. During the second quarter of 2009, the Company implemented a plan to reduce operating costs, which included a reduction in staffing levels, elimination of 401k matches and a one week furlough program for a substantial portion of the Company’s workforce.
Total advertising expenses for the first nine months of 2009 decreased $590,321 (74.60%) to $201,030, as compared with the $791,351 of expenses incurred for the first nine months of 2008. Total advertising expenses for the third quarter of 2009 decreased $264,242 (91.19%) to $25,528, as compared with the $289,770 of expenses incurred for the third quarter of 2008. The decrease is part of the Company’s cost reduction efforts, as many of the Company’s advertising efforts have been scaled back.
FDIC insurance assessment expense for the first nine months of 2009 increased $1,667,373 (249.28%) to $2,336,261, as compared with the $668,888 of expenses incurred for the first nine months of 2008. Total FDIC insurance assessment expense for the third quarter of 2009 increased $383,458 (131.40%) to $675,279, as compared with the $291,821 of expenses incurred for the third quarter of 2008. Approximately $690,500 of the increase in the first nine months of 2009 was attributed to the FDIC’s special assessment, which was levied on all banks, varying based on size, to replenish the FDIC’s insurance fund, which was accrued during the second quarter. The remaining portion of the increase relates to increases in rates on regular assessments, which is expected to continue in future quarters.
Total other real estate expenses for the first nine months of 2009 increased $2,944,337 (332.85%) to $3,828,915, as compared with the $884,578 of expenses incurred for the first nine months of 2008, due to higher levels of foreclosed assets and the continued decline in real estate values. Total other real estate expenses for the third quarter of 2009 increased $1,657,476 (404.98%) to $2,066,751, as compared with the $409,275 of expenses incurred for the third quarter of 2008. Net losses and writedowns for the first nine months and third quarter of 2009 were $3,092,545 and $1,823,399, respectively.
Other noninterest expenses for the first nine months of 2009 decreased $430,152 (14.68%) to $2,500,838, as compared with the $2,930,990 of expenses incurred for the first nine months of 2008. Total other noninterest expenses for the third quarter of 2009 decreased $63,378 (7.04%) to $836,886, as compared with the $900,264 of expenses incurred for the third quarter of 2008. The year-to-date decrease is attributed to the Company’s cost reduction initiatives.
Income Taxes
Applicable income tax benefits totaled $(7,507,800) and $(1,198,888) for the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates for the nine-month periods ended September 30, 2009 and 2008 were 34.81% and 49.78%, respectively. Applicable income tax expense (benefits) totaled $(3,091,023) and $266,621 for the three-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates for the three-month periods ended September 30, 2009 and 2008 were 34.86% and 23.85%, respectively. The change in effective tax rates was primarily influenced by the level of tax-exempt interest income earned in each period.

Financial Condition
Total assets of the Company increased $60,739,138 (4.11%) to $1,536,868,518 at September 30, 2009 from a level of $1,476,129,380 at September 30, 2008. In the first nine months of 2009, total assets decreased $37,120,700 (2.36%), from the level of $1,573,989,218 at December 31, 2008. The initial growth resulted from the Company’s emphasis on increasing its market share of loans and deposits with its branch expansion program, establishment of LPOs in the Houston and Phoenix markets, a strong capital base, and competitive pricing of banking products. In recent months, the depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Total deposits of the Company decreased $8,036,465 (0.65%) in the first nine months of 2009 to $1,220,010,834 at September 30, 2009, from the level of $1,228,047,299 at December 31, 2008. Non-retail, brokered deposits decreased by approximately $108,022,000 during this same time period. These brokered deposits were replaced in part by increases in retail deposit accounts, including increased savings accounts balances from a campaign that generated $186 million. See the “Results of Operations” section of the report for additional discussion of changes in deposit composition.
Short-term borrowings at September 30, 2009 decreased $49,869,892 (78.02%) to $14,048,952 from the level of $63,918,844 at December 31, 2008. The Company has worked to decrease the amount of short term wholesale funding and increase retail deposits. Total long-term advances from the Federal Home Loan Bank were $129,000,000 September 30, 2009 and $136,000,000 in December 31, 2008. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Total loans decreased $63,306,411 (5.04%) in the first nine months of 2009 to $1,191,892,529 at September 30, 2009, from the level of $1,255,198,940 at December 31, 2008. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Investment securities, all of which are maintained as available-for-sale, increased $37,537,150 (18.52%) in the first nine months of 2009 to $240,261,214 at September 30, 2009, from the level of $202,724,064 at December 31, 2008. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio and the funding requirements of the Company’s loan portfolio, as described above.
Other assets increased $8,824,752 (123.09%) in the first nine months of 2009 to $15,994,172 at September 30, 2009 from the level of $7,169,420 at December 31, 2008. The increase is attributed to a $5,966,917 increase in income tax receivable during the same period. The Company anticipates applying approximately $2 million to recover previous taxes paid, with approximately $4,345,000 of the increase relating to timing differences from loan loss provision and net charge offs.
Total capital increased $27,611,345 (19.78%) in the first nine months of 2009 to $167,220,225 at September 30, 2009, from the level of $139,608,880 at December 31, 2008. The balance at September 30, 2009 computes to a capital-to-asset percentage of 10.88%. The increase relates to the U.S. Treasury’s $40,000,000 investment in preferred shares of Reliance Bancshares, Inc., which was discussed in the Company’s previous Form 10-Q filed on May 11, 2009. This investment has allowed the Company to maintain a strong capital position and to originate more loans than it would have without the investment, notwithstanding declining market conditions.

The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Nine Months Ended September 30, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,226,372,271	77.85%	$51,392,428	5.60%
Investment securities:
Taxable	229,599,272	14.58	5,873,340	3.42
Exempt from Federal income taxes (3)	31,035,822	1.97	1,335,948	5.76
Short-term investments	22,710,559	1.44	29,817	0.18

Total earning assets	1,509,717,924	95.84	58,631,533	5.19%

Nonearning assets:
Cash and due from banks	5,171,632	0.33
Reserve for possible loan losses	(16,645,273)	(1.06)
Premises and equipment	43,536,302	2.76
Other assets	32,563,329	2.07
Available-for-sale investment market valuation	862,440	0.06

Total nonearning assets	65,488,430	4.16

Total assets	$1,575,206,354	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$166,222,457	10.55%	1,616,712	1.30%
Savings	238,560,261	15.14	5,069,880	2.84
Time deposits of $100,000 or more	325,684,306	20.68	7,617,809	3.13
Other time deposits	447,364,036	28.40	11,713,511	3.50

Total interest-bearing deposits	1,177,831,060	74.77	26,017,912	2.95
Long term borrowings	134,917,563	8.57	3,714,910	3.68
Funds purchased and securities sold under repurchase agreements	23,914,007	1.52	330,272	1.85

Total interest-bearing liabilities	1,336,662,630	84.86	30,063,094	3.01

Noninterest-bearing deposits	59,971,718	3.81
Other liabilities	7,244,134	0.45

Total liabilities	1,403,878,482	89.12
STOCKHOLDERS’ EQUITY	171,327,872	10.88

Total liabilities and stockholders’ equity	$1,575,206,354	100.00%

Net interest income			$28,568,439

Net yield on earning assets				2.53%

(continued)

	Nine Months Ended September 30, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,070,366,888	81.48%	$51,501,359	6.43%
Investment securities:
Taxable	136,085,251	10.36	4,806,351	4.72
Exempt from Federal income taxes (3)	38,262,929	2.91	1,536,860	5.37
Short-term investments	6,355,548	0.48	162,797	3.42

Total earning assets	1,251,070,616	95.23	58,007,367	6.19

Nonearning assets:
Cash and due from banks	10,950,903	0.83
Reserve for possible loan losses	(11,406,428)	(0.87)
Premises and equipment	43,961,674	3.35
Other assets	18,810,531	1.44
Available-for-sale investment market valuation	314,438	0.02

Total nonearning assets	62,631,118	4.77

Total assets	$1,313,701,734	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$165,207,045	12.58%	3,027,936	2.45%
Savings	48,944,845	3.73	621,548	1.70
Time deposits of $100,000 or more	334,052,847	25.43	10,440,040	4.17
Other time deposits	363,564,437	27.67	11,604,872	4.26

Total interest-bearing deposits	911,769,174	69.41	25,694,396	3.76
Long-term borrowings	120,302,920	9.16	3,463,592	3.85
Funds purchased and securities sold under repurchase agreements	81,577,258	6.21	1,680,996	2.75

Total interest-bearing liabilities	1,113,649,352	84.78	30,838,984	3.70

Noninterest-bearing deposits	55,075,699	4.19
Other liabilities	5,684,111	0.43

Total liabilities	1,174,409,162	89.40
STOCKHOLDERS’ EQUITY	139,292,572	10.60

Total liabilities and stockholders’ equity	$1,313,701,734	100.00%

Net interest income			$27,168,383

Net yield on earning assets				2.90%

(continued)

	Quarter Ended September 30, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,203,337,792	78.29%	$16,710,982	5.51%
Investment securities:
Taxable	219,988,125	14.31	1,909,531	3.44
Exempt from Federal income taxes (3)	30,264,332	1.97	436,030	5.72
Short-term investments	17,870,889	1.16	7,076	0.16

Total earning assets	1,471,461,138	95.73	19,063,619	5.14

Nonearning assets:
Cash and due from banks	4,343,811	0.28
Reserve for possible loan losses	(20,972,655)	(1.36)
Premises and equipment	43,057,314	2.80
Other assets	37,482,195	2.44
Available-for-sale investment market valuation	1,620,549	0.11

Total nonearning assets	65,531,214	4.27

Total assets	$1,536,992,352	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$167,744,078	10.91%	472,430	1.12%
Savings	290,696,634	18.91	2,056,821	2.81
Time deposits of $100,000 or more	288,977,087	18.80	2,023,528	2.78
Other time deposits	400,364,321	26.05	3,282,482	3.25

Total interest-bearing deposits	1,147,782,120	74.67	7,835,261	2.71
Long term borrowings	132,752,688	8.64	1,237,276	3.70
Funds purchased and securities sold under repurchase agreements	13,953,999	0.91	22,734	0.65

Total interest-bearing liabilities	1,294,488,807	84.22	9,095,271	2.79

Noninterest-bearing deposits	61,952,867	4.03
Other liabilities	7,828,447	0.51

Total liabilities	1,364,270,121	88.76
STOCKHOLDERS’ EQUITY	172,722,231	11.24

Total liabilities and stockholders’ equity	$1,536,992,352	100.00%

Net interest income			$9,968,348

Net yield on earning assets				2.69%

(continued)

	Quarter Ended September 30, 2008
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,191,904,958	82.24%	$18,675,103	6.23%
Investment securities:
Taxable	144,600,823	9.98	1,636,351	4.50
Exempt from Federal income taxes (3)	37,877,908	2.61	530,220	5.57
Short-term investments	8,358,876	0.58	51,471	2.45

Total earning assets	1,382,742,565	95.41	20,893,145	6.01

Nonearning assets:
Cash and due from banks	13,045,160	0.90
Reserve for possible loan losses	(13,092,284)	(0.90)
Premises and equipment	44,776,852	3.09
Other assets	24,132,986	1.66
Available-for-sale investment market valuation	(2,318,941)	(0.16)

Total nonearning assets	66,543,773	4.59

Total assets	$1,449,286,338	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$161,183,261	11.12%	875,197	2.16%
Savings	47,548,423	3.28	181,987	1.52
Time deposits of $100,000 or more	375,945,922	25.94	3,488,393	3.69
Other time deposits	429,763,468	29.65	4,117,346	3.81

Total interest-bearing deposits	1,014,441,074	69.99	8,662,923	3.40
Long-term borrowings	145,021,740	10.01	1,375,939	3.77
Funds purchased and securities sold under repurchase agreements	89,676,651	6.19	571,906	2.54

Total interest-bearing liabilities	1,249,139,465	86.19	10,610,768	3.38

Noninterest-bearing deposits	58,414,574	4.03
Other liabilities	5,012,265	0.35

Total liabilities	1,312,566,304	90.57
STOCKHOLDERS’ EQUITY	136,720,034	9.43

Total liabilities and stockholders’ equity	$1,449,286,338	100.00%

Net interest income			$10,282,377

Net yield on earning assets				2.96%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2008, included in our Form 10-K, which was filed March 30, 2009.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
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
Net charge-offs for the first nine months of 2009 were $15,736,016, compared to $5,825,054 for the first nine months of 2008. Net charge-offs for the third quarter of 2009 were $9,224,704, compared to $2,083,464 for the third quarter of 2008. The increased charge-off levels result from the increased levels of nonperforming loans and the decline in the overall valuation of real estate securing such loans. The Company’s banking subsidiaries had no loans to any foreign countries at September 30, 2009 and 2008, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies.
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
The continued significant decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s non-performing assets of $78,904,988 (293.20%) to $105,816,509 at September 30, 2009 from $26,911,520 at September 30, 2008. At September 30, 2009 and 2008, non-performing loans totaled $90,519,748 and $15,258,135, respectively, comprised of non-accrual loans of $69,698,109 and $14,595,718, respectively; and loans 90 days delinquent and still accruing interest of $4,599,823 and $662,417, respectively, and restructured loans totaling $16,221,816 at September 30, 2009. The increase in non-performing loans is due to a more aggressive collection and resolution effort with Florida borrowers that was implemented during 2009, which will result in the underlying properties securing many of the problem loans being transferred to the Bank as other real estate owned before year-end. Such loans are continually reviewed for impairment as the underlying real estate values decline, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties results in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at September 30, 2009 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate during 2009, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.
Of the Company’s $1.2 billion loans outstanding at September 30, 2009, 9% were originated in Florida and 91% outside Florida. The following table breaks down net charge-offs, non-performing loans and non-performing assets between loans originated in Florida and all other loans:

	Originated In
	Florida		All other		Total
Net charge-offs (year to date 9/30/09)	$12.5	million	$3.2	million	$15.7	million
Net charge-offs (year to date 9/30/08)	$5.0	million	$0.8	million	$5.8	million
Net charge-offs (quarter ended 9/30/09)	$7.3	million	$1.9	million	$9.2	million
Net charge-offs (quarter ended 9/30/08)	$1.6	million	$0.5	million	$2.1	million
Non-performing loans (9/30/2008)	$9.8	million	$5.5	million	$15.3	million
Non-performing loans (12/31/2008)	$30.1	million	$4.8	million	$34.9	million
Non-performing loans (9/30/2009)	$46.0	million	$44.5	million	$90.5	million
Non-performing assets* (9/30/2008)	$15.7	million	$11.2	million	$26.9	million
Non-performing assets* (12/31/2008)	$37.5	million	$12.7	million	$50.2	million
Non-performing assets* (9/30/2009)	$52.0	million	$53.8	million	$105.8	million
Outstanding loans originated in respective markets (9/30/09)	$108.3	million	$1.083	billion	$1.192	billion

*	Non-performing assets are comprised of non-performing loans and other real estate owned.

Non-performing loans are defined as loans on non-accrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments, unless the loans are well secured and in process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal for financial reporting purposes.
Loans past due 90 days or more but still accruing interest are also included in non-performing loans. Loans past due 90 days or more but still accruing interest are classified as such when the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in non-performing loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate.
The continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s non-performing loans in 2008 and 2009. At September 30, 2009, non-performing loans had increased $55,623,338 to $90,519,748, from $34,896,410 at December 31, 2008, the largest components of which were primarily comprised of the following loan relationships:
•	Loans totaling approximately $3.1 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. Foreclosure is now moving forward uncontested based on an agreement reached among the Bank, borrowers and guarantors. These loans are secured by commercial real estate properties in southwestern Florida.

•	A loan for approximately $9.6 million to a single purpose entity, controlled by a group of Florida investors, that is in default. The loan is secured by a mixed-use undeveloped real estate parcel in southwestern Florida. The proposed entitlements have been completed but development has not been started. The Bank is in the process of obtaining control and ownership of the property.

•	A loan for approximately $4.0 million to a single purpose entity controlled by an individual Florida investor, for which the borrower is in default and the loan is in the process of foreclosure. The loan is secured by a newly constructed retail commercial property in southwestern Florida. The Bank is working through a Receiver to continue to lease up the property as foreclosure continues.

•	A loan for approximately $1.4 million to an individual Florida investor that is in default and in the process of foreclosure. The loan is secured by an undeveloped real estate parcel in southwestern Florida.

•	A loan for $10.0 million to a single purpose entity of a Florida real estate developer that is in default. The loan is secured by a multi-story, Class A office building. The building is complete externally and ready for tenant finish. The Bank, borrower and guarantor are in negotiations to transfer title to the Bank.

•	A loan for $1.5 million to a single purpose entity controlled by a group of investors that is in default. The loan is secured by improved commercial lots in Florida. The Bank is negotiating with the borrower and guarantors to develop a plan for the property.

•	A loan for $2.2 million to an individual, secured by the individual’s primary residence in Florida, that is in default. The customer is making payments according to a negotiated plan.

•	A loan for $2.2 million to a single purpose entity, secured by two office buildings for sale and six improved commercial lots in Florida. The Bank continues to negotiate with the borrower and guarantor to develop a marketing plan.

•	A loan for $2.9 million to a single purpose entity secured by unimproved property in Florida that is in default. The Bank is negotiating with the borrower and guarantor to determine the best course of action going forward for the proposed development.

•	A loan for approximately $1.4 million to an individual investor for future residential and commercial development. Development has not been started as planned. The loan is secured by approximately 240 acres of ground in Florida currently in agricultural production. The Company is in the process of foreclosure.

•	A loan for approximately $1.4 million to two Florida investors for future commercial development. Development has not started, as recent changes in FEMA flood maps has impacted the value and future development options. The borrower is currently operating under a Forbearance Agreement as it works through its options for the property.

•	A $7.9 million loan to a single purpose entity. The operation is a retail commercial center in St Charles, Missouri. Exterior construction of the building is complete; interior configuration continues and is dictated by tenant needs. The center has experienced sluggish leasing, although recent leasing and leasing opportunities have increased slightly. The Bank and borrower continue to work together to lease up the property.

•	A loan for approximately $3.5 million to a single purpose entity controlled by a group of Illinois real estate investors. The loan is secured by partially developed residential and commercial real estate parcels in southwestern Illinois. The Company has been moving toward a deed in lieu of foreclosure and a deficiency agreement on the real estate. Documents have been signed, a deed is in process to be recorded and transfer to other real estate will take place shortly.

•	A $1.8 million loan to a single purpose entity that owns an industrial building. The property has become vacant, and the owners have listed the building for sale and most recently entered final negotiations to sell the building.

•	A loan for approximately $1.8 million to a Texas limited partnership. The loan is secured by a newly constructed retail commercial property in northeastern Texas. The borrower has entered into bankruptcy protection. The Bank is seeking a dismissal of the case in court, so that it can foreclose on the property. The next hearing is scheduled to occur in the fourth quarter of 2009. The Company expects to begin foreclosure proceedings as soon as practicable thereafter.

•	A loan participation totaling approximately $3 million to entities controlled by a group of Missouri real estate investors for the purchase and development of a parcel of land in St. Charles, Missouri. The majority of the proposed entitlements and development have been completed. The loans are secured by the property. The lead bank has reached an agreement with the borrower to move the project forward. A new builder has been engaged and houses are being constructed; however, no sales have yet occurred.
The Company also has non-performing assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $15,296,761, $15,289,170 and $11,653,385 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2008:

Balance at December 31, 2008	$15,289,170
Foreclosures	4,485,100
Loans made to facilitate sales of other real estate	(201,555)
Cash proceeds from sales	(1,197,195)
Construction expenditures capitalized	13,786
Losses and writedowns	(3,092,545)

Balance at September 30, 2009	$15,296,761

During this period of a declining real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to maintain the quality of the loan portfolio, and has often had to offer a lower interest rate on such loans. Given the collateral values maintained on its loan portfolio, including the non-performing loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at September 30, 2009; however, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.

Potential Problem Loans
As of September 30, 2009, the Company had 16 loans with a total principal balance of $25,106,650 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were not greater than 90 days past due on any scheduled payments, and are not categorized as non-performing loans. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both non-performing and potential problem credits on its watch list.
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
Adversely rated credits, including loans requiring close monitoring, are included on a monthly loan watch list. Other loans are added whenever any adverse circumstances are detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by any of the following:
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $42,726,928 at September 30, 2009.
At September 30, 2009 and 2008, the reserve for possible loan losses was $26,269,806 and $12,398,957, respectively, or 2.20% and 1.01% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the nine-month periods ended September 30, 2009 and 2008. The increase in the reserve is attributed to a number of factors, including the elevated levels of non-performing loans and continued declines in the value of real estate securing the Banks’ loans. The economy continues to present challenges to our borrowers and it could be likely that others will meet with difficulty in meeting obligations.

	Nine-Month Periods
	Ended September 30,
(in thousands of dollars)	2009	2008

Average loans outstanding	$1,226,372	$1,070,367

Reserve at beginning of year	$14,306	$9,685
Provision for possible loan losses	27,700	8,539

	42,006	18,224

Charge-offs:
Commercial loans:
Real estate	(7,611)	(2,710)
Other	(590)	(30)
Real estate:
Construction, land development and other land loans	(7,295)	(1,758)
Residential	(1,602)	(1,291)
Consumer	(31)	(19)
Overdrafts	(1)	(38)

Total charge-offs	(17,130)	(5,846)

Recoveries:
Commercial loans:
Real estate	865	1
Other	4	9
Real estate:
Construction	361	—
Residential	145	—
Consumer	19	3
Overdrafts	—	8

Total recoveries	1,394	21

Reserve at end of period	$26,270	$12,399

Net charge-offs to average loans (annualized)	1.72%	0.73%

Ending reserve to net outstanding loans at end of period	2.20%	1.01%

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
The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and Federal banking regulators. In addition, the analysis considers the following internal and external factors that may cause estimated losses to differ from historical loss experience. Those factors include (a) changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (b) changes in national and local economic and business conditions and developments, including the condition of various market segments; (c) changes in the nature and volume of the portfolio; (d) changes in the experience, ability, and depth of lending management and staff; (e) changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications; and (f) the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Banks’ current portfolio.
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
•	General economic and business conditions affecting our key lending areas;

•	Credit quality trends (including trends in non-performing loans expected to result from existing conditions);

•	Collateral values;

•	Loan volumes and concentrations;

•	Competitive factors resulting in shifts in underwriting criteria;

•	Specific industry conditions within portfolio segments;

•	Recent loss experience in particular segments of the portfolio;

•	Bank regulatory examination results; and

•	Findings of our internal loan review department.
Executive management reviews these conditions quarterly in discussion with our entire lending staff. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific reserve allocation, applicable to such credit or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance.
Based on this quantitative and qualitative analysis, provisions are made to the reserve for possible loan losses. Such provisions are reflected in our consolidated statements of income.
The allocation of the reserve for possible loan losses by loan category is a result of the above analysis. The allocation methodology applied by the Company, designed to assess the adequacy of the reserve for possible loan losses, focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other non-performing loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses normally experienced in our banking market for each portfolio category. Because each of the criteria used is subject to change, the allocation of the reserve for possible loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category.
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
The perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, overall economic and market trends, and the actual and expected trends in non-performing loans. Consequently, while there are no specific allocations of the reserve resulting from economic or market conditions or actual or expected trends in non-performing loans, these factors are considered in the initial assignment of risk ratings to loans, subsequent changes to those risk ratings and to a lesser extent in the size of any unallocated allowance amount.
The unallocated portion of the reserve for loan losses is based on factors that cannot necessarily be associated with a specific loan or loan category. Management focuses on the following factors and conditions:

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
While the Company has no significant specific industry concentration risk, analysis showed that over 91% of the loan portfolio was dependent on real estate collateral at September 30, 2009, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real Estate Loan Balances as a Percentage
	of Total Regulatory Capital
	9/30/2008	12/31/2008	9/30/2009
Construction, land development and other other land loans	145%	138%	103%
Nonfarm nonresidential:
Owner occupied	58%	60%	66%
Non-owner occupied	399%	408%	310%
1-4 family closed end loans	63%	61%	37%
Multi-family	70%	71%	71%
Other	20%	20%	17%
The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.
Additionally, the Company continues to be committed to a strategy of acquiring relationships with larger commercial and industrial companies. Management believes it is prudent to increase the percentage of the unallocated reserve to cover the risks inherent in the higher average loan size of these relationships.
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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $240,261,214 at September 30, 2009, of which approximately $150,530,088 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have Federal funds lines of credit totaling $23,000,000, through correspondent banks, of which $23,000,000 was available at September 30, 2009. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $207,487,501 and availability under that line was $80,896,527 as of September 30, 2009. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $12,140,000, of which $8,040,000 was available at September 30, 2009. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in the amount of $59,385,585, of which $59,385,585 is available at September 30, 2009. As of September 30, 2009, the combined availability under these arrangements totaled $171,322,112. Also, the Banks participate in the FDIC’s Debt Guarantee component of the Temporary Liquidity Guarantee Program. This program provides a guarantee on borrowings up to 3% of each Bank’s gross liabilities. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a satisfactory rating by their regulators. If the Banks were to become distressed and the Banks’ ratings lowered, it could negatively impact the ability of the Banks to borrow the funds.
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
As of September 30, 2009, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at September 30, 2009 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
		Actual	Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets)
Consolidated	$180,988	13.44%	$107,724	≥8.0%	$	N/A	N/A
Reliance Bank	148,894	11.77%	101,217	≥8.0%		126,521	≥10.0%
Reliance Bank, FSB	22,300	27.30%	6,536	≥8.0%		8,170	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$164,040	12.18%	$53,862	≥4.0%	$	N/A	N/A
Reliance Bank	132,899	10.50%	50,608	≥4.0%		75,913	≥6.0%
Reliance Bank, FSB	21,309	26.08%	3,268	≥4.0%		4,902	≥6.0%
Tier 1 capital (to average assets)
Consolidated	$164,040	10.69%	$61,358	≥4.0%	$	N/A	N/A
Reliance Bank	132,899	9.38%	56,702	≥4.0%		70,878	≥5.0%
Reliance Bank, FSB	21,309	18.90%	4,510	≥4.0%		5,637	≥5.0%
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
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At September 30, 2009, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
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
The required contractual obligations and other commitments at September 30, 2009 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,509,882	$631,604	$2,081,481	$4,796,797
Time deposits	683,280,869	474,470,132	203,290,432	5,520,305
Federal Home Loan Bank borrowings	129,000,000	31,000,000	26,000,000	72,000,000
Commitments to extend credit	143,748,261	71,337,510	37,415,320	34,995,431
Standby letters of credit	13,758,582	5,379,759	8,378,823	—
Accounting Pronouncements
Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurement”. The Company uses fair value measurements to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, during the second quarter of 2009, ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased the Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability regardless of the valuation techniques used, the objective of a fair value measurement remains the same, i.e., fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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

Obligations of U.S. Government agencies and corporations	$100,451,253
Obligations of state and political subdivisions	30,939,296
Other debt securities	1,591,558
Mortgage-backed securities	98,410,396

$231,392,503

Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at September 30, 2009, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at September 30, 2009, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2008	$1,416,729
Net unrealized gain arising in 2009	529,372
Impairment writedowns recognized in 2009	(319,921)
Principal payments received in 2009	(34,622)

Balance, at fair value on September 30, 2009	$1,591,558

Loans — The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan. At September 30, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at September 30, 2009 was $83,587,768.
During 2009, the FASB issued the following pronouncements that are applicable to the Company:
•	ASC 855, Subsequent Events — This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
•	ASC 320-10-65 regarding other-than-temporary impairment of investment securities — this recognition guidance applies to debt securities classified as available-for-sale and held-to-maturity that are subject to the other-than-temporary impairment guidance within ASC 320. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an entity shall assess whether the impairment is other than temporary. If an entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If an entity does not intend to sell the debt security, the entity shall consider available evidence to assess whether it more likely than not will be

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

•	ASC 825-100-65 — This standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements.
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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of September 30, 2009, individually and cumulatively, through various time horizons:

	Remaining Maturity if Fixed Rate;
	Earliest Possible Repricing Interval if Floating Rate
	3 months		Over 3 months		Over 1 year
	or less		through		through		Over
	less		12 months		5 years		5 years		Total
Interest-earning assets
Loans	$470,608,755		135,508,229		532,507,727		53,267,818		1,191,892,529
Investment securities, at amortized cost	47,402,326		64,851,655		104,789,474		20,470,317		237,513,772
Other interest-earnings assets	22,929,968		—		—		—		22,929,968

Total interest-earning assets	$540,941,049		200,359,884		637,297,201		73,738,135		1,452,336,269

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$471,979,120		20,820		—		—		471,999,940
Time certificates of deposit of $100,000 or more	81,127,131		136,083,761		73,191,333		2,529,321		292,931,546
All other time deposits	80,679,369		176,579,871		130,099,099		2,990,984		390,349,323
Nondeposit interest-bearing liabilities	12,662,446		32,386,506		26,000,000		72,000,000		143,048,952

Total interest-bearing liabilities	$646,448,066		345,070,958		229,290,432		77,520,305		1,298,329,761

Gap by period	$(105,507,017)		(144,711,074)		408,006,769		(3,782,170)		154,006,508

Cumulative gap	$(105,507,017)		(250,218,091)		157,788,678		154,006,508		154,006,508

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.84	x	0.58	x	2.78	x	0.95	x	1.12	x

Cumulative ratio of interest-sensitive assets to
interest-sensitive liabilities	0.84	x	0.75	x	1.13	x	1.12	x	1.12	x

A gap report is used by Bank management to review any significant mismatch between the repricing points of the Banks’ rate sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities reprice in that particular time frame and, if rates rise, these liabilities will reprice faster than the assets. A positive gap would indicate the opposite. Management has set policy limits specifying acceptable levels of interest rate risk as measured by the gap report. Gap reports can be misleading in that they capture only the repricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments and embedded options risk relates to the potential for the divergence from expectations in the level and/or timing of cash flows given changes in rates. As indicated in the above table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and interest-bearing transaction accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic. Bank management believes its current asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, allowing maintenance of adequate net interest margins.
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at September 30, 2009 indicate that the Company’s fair market value of equity would increase 6.13%, and 14.75%, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and decrease 7.33% and 15.96%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.
Part I — Item 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of September 30, 2009.
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
None.
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

Date: November 10, 2009