Form 10-K
period 2009-12-31
Reliance Bancshares, Inc.
filed 2010-03-26
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $34,282,606.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,972,091 shares of common stock outstanding as of March 22, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10 -13.

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
     The Treasury has invested in the Company through the EESA and CPP. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no additional funds, to the Treasury in connection with the Company’s participation in the CCP. The funds received by the Company are included in any the financial data or calculations for this filing.
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
     On November 10, 2009, the Company authorized 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series C for sale with an offering price of $1,000 per share. The offering was extended to existing shareholders who are accredited investors (as such term is defined in Regulation D of the Securities Act of 1933, as amended) and to other accredited investors to subscribe for and purchase shares of this series. At December 31, 2009, the Company had subscriptions and payments totalling $300,000 for the purchase of 300 shares. The Series C preferred stock pays a dividend at the rate of 7% per annum, payable quarterly and includes other provisions similar to the Series A preferred stock with liquidation at $1,000 per share.
Informal Regulatory Agreements
     The Company and the Banks have recently entered into a certain Agreement and memoranda of understanding (“MOU”) with regulatory authorities as listed below. The Agreement and MOUs are informal administrative agreements pursuant to which the Company and the Banks have agreed to take various actions and comply with certain requirements to facilitate improvement in financial condition.
     On November 30, 2009, Reliance Bank’s Board of Directors entered into an Agreement with the Missouri Division of Finance and the Federal Deposit Insurance Corporation (“FDIC”) to, among other things, (a) develop a plan to reduce the level of risk in each criticized asset aggregating $2,000,000 or more included in the September 21, 2009 Missouri Division of Finance examination report; (b) maintain the reserve for possible loan losses at a level which is reasonable in relation to the degree of risk inherent in the Bank’s loan portfolio; (c) develop and adopt policies and procedures designed to identify and monitor concentrations of credit, including out-of-territory loans and loan participations purchased; (d) formulate plans to reduce the Bank’s concentrations of credit, particularly in commercial real estate and land acquisition and development lending; (e) review and revise the Bank’s formal loan policy to address weaknesses noted in the September 21, 2009 Missouri Division of Finance examination report; (f) cease making or extending any loans which might violate the Bank’s written loan policy, except in those instances in which the Board of Directors has made a prior determination that a variance from loan policy is in the best interests of the Bank, with such Board decisions appropriately documented in the minutes of the Board of Director meetings; (g) develop a formal written profit plan, which will provide a three-year budget projection for asset growth and dividend payouts to ensure Tier 1 leverage capital is maintained at least a 7% level; and (h) maintain a Tier 1 leverage capital ratio of at least 7%, and other capital ratios such that the Bank will remain well-capitalized, and not pay any dividends, management fees or bonuses, or increase any executive salary or other compensation that would reduce the Bank to a level below a well-capitalized status.
     On February 10, 2010, Reliance Bank, FSB’s Board of Directors entered into a MOU with the OTS to, among other things, (a) develop a business plan for the years ending December 31, 2010, 2011, and 2012 which shall include (1) strategies to preserve and enhance the Bank’s capital sufficient to meet its needs and support its risk profile; (2) achieve core profitability by the end of 2010; and (3) establish and maintain Board-approved loan concentration limits expressed as a percentage of risk-based capital that takes into account the Bank’s current capital position, local and regional market conditions, and the credit risks posed by higher risk loans; (b) continue to take steps to identify, classify, and properly account for problem assets, including but not limited to (1) conducting periodic asset quality reviews to identify and assign appropriate classifications to all problem assets; (2) performing analyses on all impaired assets identified by the review required by subparagraph (b)(1) above; and (3) estimating potential losses in identified problem assets, while establishing an appropriate reserve for loan losses for all classified assets; (c) develop a detailed, written plan with specific strategies, targets, and timeframes to reduce the Bank’s level of criticized assets; (d) review the adequacy of the Bank’s reserve for loan losses policies, procedures and methodologies on at least an annual basis to ensure the timely establishment and maintenance of an adequate reserve for loan losses account balance; (e) identify and monitor all loan modifications and troubled debt restructurings, with delinquent loans that are modified being classified as substandard and placed on nonaccrual status for at least six months; (f) prohibit the increase in the dollar amount of brokered deposits; (g) analyze the major differences in and bases for significant differences in the value of assets, liabilities, and off-balance-sheet positions calculated by the OTS Net Portfolio Value and the Bank’s internal economic value of equity model; and (h) correct all deficiencies and weaknesses identified in the October 5, 2009 OTS report of examination.
     On March 16, 2010, the Company entered into a MOU with the Federal Reserve Bank of St. Louis (“Federal Reserve”) requiring the Company to, among other things, (a) utilize its financial and managerial resources to assist the Banks in addressing weaknesses identified during their most recent regulatory examinations, and achieving/maintaining compliance with any supervisory action between the Banks and their primary regulators; (b) declare no corporate dividends without the prior written approval of the Federal Reserve; (c) incur no additional debt without the prior written approval of the Federal Reserve; and (d) make no distributions of interest or other sums on its preferred stock without the prior written approval of the Federal Reserve.
     The Agreement and MOUs will remain in effect until modified or terminated by the applicable regulatory authority. We do not expect the actions called for by the Agreement and MOUs to change our business strategy in any material respect, although they may have the effect of limiting or delaying our ability or plans to expand. Management has taken various actions to comply with the Agreement and MOUs and will diligently endeavor to take all actions necessary for compliance. Management believes that the Company and the Banks are currently in compliance with the Agreement and MOUs, although formal determination of compliance with the Agreement and MOUs can only be made by the applicable regulatory authority.

Market Area and Approach to Geographic Expansion
     Reliance Bank
     In the greater St. Louis Metropolitan Statistical Area, (“MSA”), which includes St. Louis bordering counties in Illinois, Reliance Bank has facilities in twenty locations. Reliance Bank strategically chose to locate these branches within six to seven miles of each other so as not to over-saturate any one municipality or area. Still, in any given area, customers are within a few miles of local branches. When choosing branch locations, we have also focused on areas that we believe have high growth potential, a high concentration of closely-held businesses and a large number of professionals and executives. Typically, a high growth potential location consists of both commercial and residential development, which provides us with potential commercial and individual customers.
     Reliance Bank, FSB
     The current primary market area of Reliance Bank, FSB is Lee County on the southwest coast of Florida. Reliance Bank, FSB has a total of three locations, and is headquartered in Fort Myers, Florida.
     Reliance Bank, FSB’s original strategy was to expand in Lee County and Collier County, in southwest Florida, as these areas have experienced high growth rates in recent years. However, with the unprecedented downturn in the economy, specifically in the Southwest Florida real estate market, Reliance Bank, FSB has amended its strategy for 2009 and did not establish any new branches while the economy is recovering. Reliance Bank, FSB plans to work within the community to build stronger customer relationships, deposit growth and loan production.
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
     Many of the larger banks have established specialized units, which target private businesses and high net worth individuals. Also, the St. Louis market has recently experienced an increase in de novo (i.e., new start- up) banks that have opened within the past five years.
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
     Reliance Bank and Reliance Bank, FSB have both grown rapidly with aggressive branching in both markets. Because of the Company’s continued use of earnings for this expansion, we have not historically issued dividends on common stock and do not anticipate doing so in the foreseeable future. The Company has incurred significant expenses due to its aggressive organic growth plan. This increased expense has negatively impacted our short term earnings per share. Both Reliance Bank and Reliance Bank, FSB are comfortable with the amount of branches they have established in both areas and therefore, did not expand in 2009.

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
     Gramm-Leach Bliley Act of 1999: The Gramm-Leach-Bliley Act of 1999 (“GLBA”) eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. The GLBA also restricts the Company and the Banks from sharing certain customer personal information with non- affiliated third parties and requires disclosure of the policies and practices regarding such data sharing.
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
     Other Regulations: Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978 governing information given to credit reporting agencies; the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies; the Soldiers’ and Sailors Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying obligations of, persons in military service; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
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

     Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations that create a system of risk-based assessments. Under the regulations, there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well- capitalized institutions with the highest regulatory composite ratings are placed in Risk Category I, while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and composite ratings. Currently, Reliance Bank, FSB is ranked as Risk Category I and Reliance Bank is ranked as Risk Category II. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter, at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets, such as the Bank, and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
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
     On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The amount of the special assessment for any institution was not to exceed 10 basis points times the institution’s assessment base for the second quarter.
     On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, on December 30, 2009. The prepayment for the fourth quarter of 2009 and all of 2010 was determined by multiplying the total base assessment rate that the institution paid for the third quarter of 2009 by the corresponding prepaid assessment base for each quarter. The prepayment for 2011 and 2012 was determined by multiplying the prepaid assessment rate plus 75 basis points times the corresponding prepaid assessment base for each quarter. For each quarter of the prepayment period, an institution’s prepaid assessment base was calculated by increasing its third quarter 2009 assessment base at an annual rate of 5 percent.
     On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30,

2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on June 30, 2010. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage. Reliance Bank and Reliance Bank, FSB elected to participate in this Program.
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
     Reliance Bank, FSB
     Reliance Bank, FSB is a federally chartered thrift, and as such, is regulated by the same agencies as its affiliate, Reliance Bank. The principal difference is that the FSB’s primary regulator is the OTS in lieu of the Missouri Division of Finance. As such, all of the above mentioned federal regulations apply to Reliance Bank, FSB. Additionally, under OTS regulations, Reliance Bank, FSB must maintain its standing as a “qualified thrift lender.” To maintain this status, it is required to comply with restrictions and limitations imposed by OTS regulations on the percentage of its loan portfolio that may be invested in different types of loans; specifically, Reliance Bank, FSB must maintain at least 65% of its loan portfolio in “qualified thrift investments,” which are essentially residential real estate loans. There are a wide variety of loans that qualify for this purpose.
Employees
     As of December 31, 2009, we had approximately 210 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.
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
     We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 24 months. The volatility and disruption we have experienced are ongoing. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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
     Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. It is not clear at this time what impact EESA, TARP, ARRA, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us.
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
     The capital and credit markets have been experiencing volatility and disruption for several years. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected which, in turn, could adversely affect our business, financial condition and results of operations.
Additional increases in insurance premiums could affect our earnings.
     The FDIC insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased the deposit premiums as a result of bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long -term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum.
     The FDIC expects a higher ratio of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio. As discussed above, the FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized) effective January 1, 2009. Effective April 1, 2009, the plan also has made changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. Even though we fully paid FDIC deposit insurance for the year 2009, as well as prepaying for the years 2010, 2011, and 2012, there is no guarantee the FDIC will not implement further increases during these three years, even though prepaid. If these assessments increase significantly it could adversely affect our earnings.

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
If the value of real estate in the St. Louis and Fort Myers metropolitan areas were to continue to decline materially, a significant portion of our loan portfolio would become under-collateralized, which could have a material adverse effect on us.
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
     At December 31, 2009, our reserve for possible loan losses as a percentage of total loans was 2.82%. Federal and state regulators, as an integral part of their examination process, periodically review our reserve for possible loan losses and may require us to increase our reserve for possible loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our reserve for possible loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
ITEM 1b. Unresolved Staff Comments
     None.
Item 2. Properties
     Our executive offices are located at 10401 Clayton Road, Frontenac, Missouri, 63131. As of December 31, 2009, the Company’s subsidiary, Reliance Bank, had a total of twenty banking locations in Missouri and Illinois. Reliance Bank owns nineteen of the bank branch buildings, as well as the underlying real property on fourteen of them. One branch operates in a leased building, and the remaining five branch buildings, although owned, are subject to ground leases that expire between 2015 and 2026 and include one or more renewal options.
     As of December 31, 2009, the Company’s subsidiary, Reliance Bank, FSB, had three locations in Florida. Reliance Bank, FSB leases one of these locations, and owns the other two..
     As of December 31, 2009, the Company’s subsidiary, Reliance Loan Center in Phoenix, Arizona had one leased location.
     As of December 31, 2009, the Company’s subsidiary, Reliance Loan Center in Houston, Texas had one leased location.

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
     The high and low price per share paid for the Common Stock as determined by reference to offering prices of the Common Stock during the previous two fiscal years are reflected in the following table:

	High	Low
2009
First Quarter	$4.90	$3.00
Second Quarter	$4.50	$3.25
Third Quarter	$3.65	$2.65
Fourth Quarter	$3.50	$2.00
2008
First Quarter	$12.00	$7.00
Second Quarter	$10.10	$6.25
Third Quarter	$11.00	$6.10
Fourth Quarter	$7.75	$4.40
As of March 22, 2010 there were approximately 753 holders of our Common Stock.
Dividends
     The Company has never paid any cash dividends and has no current intention to pay dividends on common in the immediate future.
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
     The following graph compares the Company’s cumulative stockholder return on its common stock from June 26, 2007 through December 31, 2009, the measurement period. The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index on June 26, 2007 and reinvestment of all quarterly dividends. The investment is measured as of the fiscal year end. While there are no assurances, the Company believes that this trend will reverse as the economy improves.

Stock Performance Graph

	Period Ending
Index	06/26/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09
Reliance Bancshares, Inc.	100.00	93.33	62.22	45.24	28.89	20.44
NASDAQ Composite	100.00	103.03	89.08	61.26	71.29	88.15
SNL $1B-$5B Bank Index	100.00	84.90	66.04	70.42	51.72	50.48

Recent Sales of Unregistered Equity Securities
On December 4, 2009, December 15, 2009, and December 22, 2009 we sold 25, 175, and 100 shares, respectively, of our Series C Preferred Stock for an aggregate consideration of $300,000.00. Such shares were not registered and were sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5. selected financial data
     The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2009. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the
	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of income:
Total interest income	$76,589	$78,209	$63,687	$47,961	$31,267
Total interest expense	39,005	41,715	37,609	26,227	15,236

Net interest income	37,584	36,494	26,078	21,734	16,031
Provision for possible loan losses	53,450	11,148	3,187	2,200	2,333

Net interest income after provision for possible loan losses	(15,866)	25,346	22,891	19,534	13,698
Total noninterest income	3,925	2,683	1,976	1,310	537
Total noninterest expense	34,046	29,428	22,290	16,605	11,449

Income (loss) before income taxes	(45,987)	(1,399)	2,577	4,239	2,786
Income tax expense (benefit)	(16,630)	(1,080)	462	1,223	863

Net income (loss)	$(29,357)	$(319)	$2,115	$3,016	$1,923

Common share data:
Basic net income (loss) per share	$(1.41)	$(0.02)	$0.10	$0.16	$0.12
Diluted net income (loss) per share	(1.41)	(0.02)	0.10	0.15	0.12
Dividends declared per share	—	—	—	—	—
Book value per common share	5.14	6.73	6.76	6.31	5.06
Tangible book value per common share	5.09	6.67	6.70	6.24	4.98
Weighted average shares-basic	20,864	20,670	20,343	18,685	16,095
Weighted average shares-diluted	20,881	21,063	21,337	19,548	16,681
Shares outstanding-end of period	20,972	20,771	20,682	19,571	18,242
Period-end balances:
Loans, net	$1,108,575	$1,240,191	$902,053	$660,318	$467,402
Investment securities	284,120	193,888	158,042	188,369	187,842
Total assets	1,536,708	1,573,989	1,136,152	900,799	702,462
Deposits	1,266,060	1,228,047	834,576	678,597	576,425
Short-term borrowings	12,697	63,919	88,325	70,463	16,847
Long-term borrowings	104,000	136,000	68,000	24,300	14,300
Stockholders’ equity	149,669	139,609	139,891	123,497	92,216

Average balances:
Loans	$1,213,937	$1,115,216	$770,523	$546,122	$397,584
Investment securities	254,116	168,289	174,052	200,286	145,887
Total assets	1,569,548	1,366,110	1,006,628	786,014	588,312
Deposits	1,238,968	1,006,763	777,450	629,588	473,540
Short-term borrowings	22,477	88,749	49,179	26,475	17,155
Long-term borrowings	131,039	125,118	39,646	15,881	11,423
Stockholders’ equity	169,792	138,394	134,548	109,940	83,324

Selected ratios:
Net yield on earning assets	2.55%	2.88%	2.79%	2.94%	2.90%
Return on average total assets	(1.87)%	(0.02)%	0.21%	0.38%	0.33%
Return on average stockholders’ equity	(17.29)%	(0.23)%	1.57%	2.74%	2.31%
Average stockholders’ equity as a percent of average total assets	10.82%	10.13%	13.37%	13.99%	14.16%
Nonperforming loans as a percent of loans at year-end	6.32%	2.94%	1.95%	0.77%	0.65%
Reserve for possible loan losses as a percent of loans at year-end	2.82%	1.14%	1.06%	1.06%	1.10%

Note:	All share and per share information has been retroactively restated for a two-for-one stock split and concurrent reduction in par value of $0.50 to $0.25, effective December 29, 2006.

Item 6. Management’s discussion and analysis of financial condition and results of operations
     The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for each of the years in the three-year period ended December 31, 2009. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with “Selected Financial Data,” the Company’s consolidated financial statements and the notes thereto and other financial data appearing elsewhere herein.
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
Overview
     The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 23 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through December 31, 2009, Reliance Bank has added 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPOs”) in Houston, Texas and Phoenix, Arizona and has grown its total assets, loans and deposits to $1.4 billion, $1.1 billion, and $1.2 billion, respectively, at December 31, 2009.
     Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. The Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a LPO in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank LPO were transferred to Reliance Bank, FSB. Since its opening in 2006, Reliance Bank, FSB has three branch locations in southwestern Florida and with total assets, loans, and deposits of $105.0 million, $65.5 million, and $77.3 million, respectively, at December 31, 2009.
     At December 31, 2009, Reliance Bank’s total assets, total revenues, and net loss represented 93.30%, 93.60%, and 70.39%, respectively, of the Company’s consolidated total assets, total revenue, and net loss. Reliance Bank, FSB’s total assets, total revenues, and net loss represented 6.83%, 6.40%, and 24.16%, respectively, of the Company’s consolidated totals. The Company incurred a net loss of $29.4 million for the year ended December 31, 2009.
     During 2008, the Company completed building its St. Louis metropolitan branch network. The Company plans to continue building its branch network in southwestern Florida at some time in the future , with four additional branches planned; however, the building of these branches has been suspended while management focuses on Reliance Bank, FSB’s profitability in light of the stressful market conditions in southwestern Florida. The Company’s branch expansion plans were designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida and to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets. The Houston and Phoenix LPOs are intended to benefit from commercial and residential lending and fee income generation opportunities in these larger and historically higher-growth markets.
     The St. Louis metropolitan, southwestern Florida, Houston and Phoenix markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.

     The Company’s total consolidated assets were $1.5 billion at December 31, 2009, with loans and deposits totaling $1.1 billion and $1.3 billion, respectively. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Three Reliance Bank branches were opened in 2008, six Reliance Bank branches were opened in 2006, one branch was opened in 2005, four branches were opened in 2004, two branches were opened in 2003, and one branch was opened each year in 2002, 2001, and 1999. Three Reliance Bank, FSB branches were opened in 2007 and one branch was opened in 2006, while one temporary branch was closed on June 26, 2009 due to local economic conditions.
     The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has held a total of 12 such offerings since its inception and has sold 20,972,091 shares of Company Common Stock through December 31, 2009.
     The Company’s consolidated net income/(loss) for the years ended December 31, 2009, 2008, and 2007 totaled $(29,357,361), $(319,230), and $2,114,947, respectively. While the Company’s net interest income has grown, the provision for possible loan losses has increased, reflecting an increase in non-performing loans, which has resulted from a substantial decline in the real estate and local economic markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
     Net interest income before the provision for possible loan losses for the years ended December 31, 2009, 2008, and 2007 totalled $37,584,384, $36,493,939, and $26,077,924, respectively. This growth in net interest income resulted from a decrease in the rates paid on deposits and an increasing level of interest-earning assets during this time period, reduced by increasing nonearning problem assets. Total interest income was $76,589,196, $78,209,207, and $63,686,972, for the years ended December 31, 2009, 2008, and 2007, respectively.
     Interest expense incurred on interest-bearing liabilities for the years ended December 31, 2009, 2008, and 2007 totalled $39,004,812, $41,715,268, and $37,609,048, respectively. The Company continues to restructure its mix of deposits away from higher rate time deposits and short term borrowings to lower cost savings and money market accounts. Also, the Company has been able to lower rates on retail deposits and still retain customer balances.
     The substantial decline of the real estate market that has occurred during the past several years on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed in prior years. As a result, since 2006, the Company has experienced a significant and continual increase in non-performing assets (which include non-performing loans and other real estate owned). Nonperforming assets totalled $101.2 million at December 31, 2009, compared with $50.2 million at December 31, 2008. The reserve for possible loan losses as a percentage of net outstanding loans was 2.82% and 1.14% at December 31, 2009 and 2008, respectively. Net charge-offs for the year ended December 31, 2009 totalled $35,534,253 compared with $6,527,189 for the year ended December 31, 2008. The provision for possible loan losses charged to expense for the years ended December 31, 2009 and 2008 was $53,450,000 and $11,148,000, respectively. The increase in the provision for loan losses was a direct reaction to the significant and continual decline in the real estate market. The Company believes it has identified existing problems in the portfolio and worked to address those issues, however, the economy continues to present challenges to our borrowers and it could be likely that others will experience difficulties in meeting obligations. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management.”
     Total noninterest income excluding securities gains and losses for the years ended 2009, 2008 and 2007 was $2,578,517, $2,361,422, and $1,818,785. Gains on security sales for the years ended 2009, 2008 and 2007 were $1,346,565, $321,113, and $157,011, respectively.

     Deposit service charge income increased due to a larger deposit base. Deposit service charge revenues for 2009, 2008 and 2007 were $975,664, $796,653, and $509,352, respectively. Residential mortgage lending operations (in which fixed rate loans are originated and sold in the secondary market) also increased. Total income for these secondary market activities during 2009, 2008 and 2007 were $435,570, $391,849 and $243,538, respectively.
     Total noninterest expense was $34,046,389, $29,427,590, and $22,290,307, for the years ended December 31, 2009, 2008, and 2007, respectively. Increased expenses relating to other real estate owned (including losses on sales of foreclosed property and writedowns on properties still held, as well as holding costs on such properties), increased FDIC insurance assessments, and writedowns on investment securities more than offset the cost savings achieved in other operational expenses.
     The Company’s effective tax rate for the years ended December 31, 2009, 2008, and 2007 was 36.16%, 77.18%, and 17.93%, respectively. The change in effective tax rates during this three year period is a result of the level of tax-exempt interest income and its effect on the pre-tax income/loss.
     Basic earnings (loss) per share for the years ended December 31, 2009, 2008, and 2007 were $(1.41), $(0.02), and $0.10, respectively. On a diluted basis, earnings (loss) per share for the years ended December 31, 2009, 2008, and 2007 were $(1.41), $(0.02), and $0.10, respectively.
     Following are certain ratios generally followed in the banking industry for the Company for the years ended December 31, 2009, 2008, and 2007:

	As of and for the
	Years Ended December 31,
	2009	2008	2007
Percentage of net income (loss) to:
Average total assets	(1.87)%	(0.02)%	0.21%
Average stockholders’ equity	(17.29)%	(0.23)%	1.57%
Percentage of common dividends declared to net income per common share	—	—	—
Percentage of average stockholders’ equity to average total assets	10.82%	10.13%	13.37%
Critical Accounting Policies
     The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they are likely to change over time or prove to be different than actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements for the years ended December 31, 2009, 2008, and 2007 included elsewhere herein.
     Reserve for Possible Loan Losses
     Subject to the use of estimates, assumptions, and judgments, management’s evaluation process used to determine the adequacy of the reserve for possible loan losses combines several factors: management’s ongoing review of the loan portfolio; consideration of past loan loss experience; trends in past due and nonperforming loans; risk characteristics of the various classifications of loans, existing economic conditions; the fair value of underlying collateral; input from regulators; and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the reserve, could change significantly. In addition, as an integral part of their examination process, various regulatory agencies also review the reserve for possible loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examinations, or may have particular views of the level of loan loss reserve. The Company believes the reserve for possible loan losses is adequate and properly recorded in the consolidated financial statements.
     Deferred Tax Assets
     The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carry-forwards and tax credits. Deferred tax assets are recognized subject to management’s judgment based upon available evidence that realization is more likely than not. In the event that management determines the Company would not be able to realize all or part of net deferred tax assets in the future, deferred tax assets would be reduced if necessary, by a deferred tax asset valuation allowance, which would result from a direct charge to income tax expense in the period that such determination is made. Likewise, the Company would reverse the valuation allowance when realization of the deferred tax asset is expected and decrease income tax expense, accordingly.
Results of Operations for the Three-Year Period Ended December 31, 2009
     Net Interest Income
     The Company’s net interest income increased by $1,090,445 (2.99%) to $37,584,384 for the year ended December 31, 2009 from the $36,493,939 earned for the year ended December 31, 2008, which was an increase of $10,416,015 (39.94%) from the $26,077,924 earned in 2007. The Company’s net interest margin for the years ended December 31, 2009, 2008, and 2007 was 2.55%, 2.88%, and 2.79%, respectively. The Company’s net interest margin has been negatively impacted by increased non-performing loans.
     Average earning assets for 2009 increased $203,514,070 (15.77%) to $1,494,354,054 from the level of $1,290,839,984 for 2008. Average earning assets for 2008 increased $337,460,622 (35.40%) from the level of $953,379,362 for 2007. The growth in average interest earning assets was primarily due to growth in both the investment and loan portfolios, although loan balances have declined since December 31, 2008. Total average loans grew $98,720,183 (8.85%) in 2009 to $1,213,936,609 from the level of $1,115,216,426 for 2008, which was an increase of $344,693,406 (44.73%) from the level of $770,523,020 for 2007. The Company’s addition of LPOs in Houston and Phoenix, and normal growth occurring in some of the Banks’ newer branches were the primary reasons for the growth in the Company’s average loan balances.
     Total average investment securities for 2009 increased $85,827,133 (51.00%) to $254,116,193 from the level of $168,289,060 for 2008, which was a decrease of $5,762,992 (3.31%) from the level of $174,052,052 for 2007. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over FDIC insurance limits, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. As the Company’s deposits grow, a certain percentage of such deposits are invested in investment securities for these specific purposes. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $160,923,000, $180,767,000, and $156,904,000 at December 31, 2009, 2008, and 2007, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $17,791,974 as additional collateral to secure public funds at December 31, 2009.
     Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the years ended December 31, 2009, 2008, and 2007 were $26,301,252, $7,334,498, and $8,804,290 respectively.

     A key factor in increasing the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. However, average loans as a percentage of average earning assets were 81.23% for 2009, which was a 516 basis point decrease under the 86.39% percentage achieved in 2008, which was a 557 basis point increase over the 80.82% percentage achieved in 2007. The decline from 2008 to 2009 resulted from the depressed economic environment in the Banks’ market areas, resulting in fewer lending opportunities for the Banks.
     Funding the Company’s growth in interest-earning assets has been a challenge in the markets in which the Company’s banking subsidiaries operate. With the stock market rebounding through 2007 from its depressed levels in 2004 and 2003, deposits were not as plentiful in the banking market overall, until the second half of 2007, when a declining real estate economy significantly reduced loan demand. The stock market has since also declined from its record levels in 2007 to low levels not seen since 1982, before rebounding in 2009. Additionally, the St. Louis metropolitan area has added several new banks in the past five or six years (as well as several institutions such as Reliance Bank adding numerous branches), resulting in an intensely competitive environment for customer deposits. Competition for deposits in southwestern Florida is equally as intense as the market for deposits in the St. Louis metropolitan area.
     Total average interest-bearing deposits for 2009 increased $226,232,142 (23.80%) to $1,176,771,212 from the level of $950,539,070 for 2008, which was an increase of $217,930,791 (29.75%) from the level of $732,608,279 for 2007. This increase in deposits resulted from the Company’s earlier aggressive branch expansion (with some of the newer branches showing strong deposit growth) and aggressive pricing of deposits. The Company’s banking subsidiaries have sought to be aggressive on deposits, without necessarily being the highest rate available in their markets.
     The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions, securities sold under sweep repurchase agreements with larger deposit customers, and a short term note payable obtained in 2008 by the Company in the amount of $7,000,000, and repaid in 2009. The average balances of such borrowings for the years ended December 31, 2009, 2008, and 2007 totaled $22,476,551, $88,748,506, and $49,178,929, respectively. The increase in retail savings accounts resulting from two special rate promotions allowed the Company to reduce its short term borrowings.
     The Company has used longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched up with longer-term fixed rate assets. During the three year period ended December 31, 2009, average longer-term borrowings were $131,038,979, $125,117,708, and $39,646,040, for 2009, 2008, and 2007, respectively.
     The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as total funding sources):

	2009	2008	2007
Average deposits:
Noninterest-bearing	4.47%	4.61%	5.18%

Interest-bearing:
Transaction accounts	12.11	13.29	18.39
Savings	18.88	4.30	6.97
Time deposits of $100,000 or more	22.58	27.85	25.95
Other time deposits	30.94	32.43	33.26

Total average interest-bearing deposits	84.51	77.87	84.57

Total average deposits	88.98	82.48	89.75

Short-term borrowings	1.61	7.27	5.67
Longer-term advances from Federal Home Loan Bank	9.41	10.25	4.58

	100.00%	100.00%	100.00%

     The composition of the Company’s deposit portfolio will fluctuate as recently-added branches grow and help to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to the total of all funding sources; however, in the competitive markets in which the Company’s banking subsidiaries operate, this has been difficult. Through a campaign which began in the fourth quarter of 2008 and concluded in the first quarter of 2009, the Company did increase its percentage of retail savings accounts, allowing it to reduce the percentage of short term borrowings. This campaign, which has generated $252 million in deposit balances, offered a rate similar to the 12-month CD rate, and was guaranteed until December 31, 2009. Another campaign was initiated to retain deposits after the first promotion’s guarantee expiration. At December 31, 2009 this second campaign has generated an additional $54 million in deposit balances. The Company has worked to replace its higher cost deposits with lower cost transaction accounts; however, its most significant funding source has continued to be certificates of deposit, which comprised 53.52% of total average funding sources during 2009, as compared with 60.28% in 2008, and 59.21% in 2007. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates.
     The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Change From 2008 to 2009 Due to			Change From 2007 to 2008 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total

Interest income:
Loans	$5,934,729	$(8,642,779)	$(2,708,050)	$22,321,195	$(7,082,820)	$15,238,375
Investment securities:
Taxable	3,485,743	(2,006,617)	1,479,126	(257,862)	(147,267)	(405,129)
Exempt from Federal income taxes	(369,278)	(11,094)	(380,372)	(16,286)	122,591	106,305
Short — term investments	154,357	(293,845)	(139,488)	(71,243)	(229,499)	(300,742)

Total interest income	9,205,551	(10,954,335)	(1,748,784)	21,975,804	(7,336,995)	14,638,809

Interest expense:
Interest bearing transaction accounts	140,207	(1,843,817)	(1,703,610)	123,783	(3,086,475)	(2,962,692)
Savings accounts	5,645,760	781,730	6,427,490	(212,642)	(642,000)	(854,642)
Time deposits of $100,000 or more	(969,138)	(2,991,052)	(3,960,190)	4,978,501	(2,678,056)	2,300,445
Other time deposits	1,358,823	(3,172,220)	(1,813,397)	4,564,626	(1,832,573)	2,732,053

Total deposits	6,175,652	(7,225,359)	(1,049,707)	9,454,268	(8,239,104)	1,215,164
Short — term borrowings	(1,277,362)	(656,388)	(1,933,750)	1,349,278	(1,439,850)	(90,572)
Long — term borrowings	234,146	38,855	273,001	3,299,642	(318,014)	2,981,628

Total interest expense	5,132,436	(7,842,892)	(2,710,456)	14,103,188	(9,996,968)	4,106,220

Net interest income	$4,073,115	$(3,111,443)	$961,672	$7,872,616	$2,659,973	$10,532,589

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.

NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
     Provision for Possible Loan Losses
     The provision for possible loan losses charged to earnings for the years ended December 31, 2009, 2008, and 2007 totaled $53,450,000, $11,148,000, and $3,186,500, respectively. During this same time period, the Company incurred net charge-offs of $35,534,253 in 2009, $6,527,189 in 2008, and $602,520 in 2007. At December 31, 2009, 2008, and 2007, the reserve for possible loan losses as a percentage of net outstanding loans was 2.82%, 1.14%, and 1.06%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 44.70%, 41.00%, and 54.57% at December 31, 2009, 2008, and 2007, respectively. The continued significant decline of the real estate market has resulted in an increase in the level of nonperforming loans and a higher provision for loan losses during 2009. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
     Noninterest Income
     Total noninterest income for the year ended December 31, 2009 excluding security sale gains and losses, increased $217,095 (9.19%) to $2,578,517 from the $2,361,422 earned for the year ended December 31, 2008, which had increased $542,637 (29.84%) over the $1,818,785 earned for the year ended December 31, 2007. Service charges on deposits increased $179,011 (22.47%) to $975,664 in 2009 from the $796,653 earned in 2008, which was an increase of $287,301 (56.41%) from the $509,352 earned in 2007, due to the increased level of customer deposits and the fees generated by the Banks’ overdraft privilege programs.
     Reliance Bank recorded net security sale gains of $1,346,565 in 2009, compared with net security sale gains of $321,113 and $157,011 in 2008 and 2007, respectively. From time to time, the Company will sell certain of its available-for-sale investment securities for short-term liquidity purposes or longer-term asset/liability management reasons. See further discussion below in the section entitled “Liquidity and Rate Sensitivity Management.”
     Noninterest Expense
     Noninterest expense increased $4,618,799 (15.70%) for the year ended December 31, 2009 to $34,046,389 from the $29,427,590 incurred for the year ended December 31, 2008, which was a $7,137,283 (32.02%) increase over the $22,290,307 of noninterest expenses incurred for the year ended December 31, 2007. Savings achieved by the Company’s cost reduction efforts were offset by the increase in assessments from the FDIC and increased costs of other real estate owned.
     Total personnel costs decreased $2,047,462 (12.86%) in 2009 to $13,867,628 from the $15,915,090 of personnel costs incurred in 2008, which was an increase of $2,841,931 (21.74%) from the $13,073,159 of personnel costs incurred in 2007. During 2009, the Company implemented a plan to reduce operating costs, which included a reduction in staffing levels, elimination of 401(k) matches and a one week furlough program for the Company’s workforce.
     Total occupancy and equipment expenses decreased $246,356 (5.47%) to $4,256,769 in 2009 from the $4,503,125 incurred in 2008, which had increased $1,114,798 (32.90%) from the $3,388,327 incurred in 2007, as certain assets became fully depreciated and temporary facility use was reduced.
     Other real estate expense increased significantly in 2009 to $6,163,313, which was an increase of $4,580,715 (289.44%) over the $1,582,598 of other real estate expenses incurred in 2008, which had increased by $1,276,061 (416.28%) from the $306,537 incurred in 2007. The increase is due to higher levels of foreclosed assets and the continued decline in real estate values. Net losses and writedowns for 2009 were $4,818,900.
     The Company’s FDIC assessment has increased significantly during the three year period ended December 31, 2009. This assessment increased $1,833,339 (201.00%) in 2009 to $2,745,432, from the $912,093 paid in 2008, which was an increase of $350,514 (62.42%) from the $561,579 paid in 2007. Approximately $690,500 of the increase in 2009 was attributed to the FDIC’s special assessment, which was levied on all banks, varying based on size, to replenish the FDIC’s insurance fund. The remaining portion of the increase relates to increases in rates on regular assessments.
     Total data processing expenses for 2009 increased $69,259 (3.68%) to $1,950,227, from the $1,880,968 incurred in 2008, which had increased $381,769 (25.46%) from the $1,499,199 incurred in 2007. Such increases are consistent with the overall growth in customer accounts during the three-year period.
     Total advertising expenses for 2009 decreased $628,637 (80.79%) to $149,435, as compared with the $778,072 of expenses incurred in 2008, which was an increase of $208,414 (36.59%) from the $569,658 incurred in 2007. The decrease is part of the Company’s cost reduction efforts, as many of the Company’s advertising efforts have been scaled back.

     Income Taxes
     Applicable income tax expenses (benefits) totaled $(16,629,562) for the year ended December 31, 2009, compared with $(1,079,886) and $461,966 for the years ended December 31, 2008 and 2007, respectively. The effective tax rates for 2009, 2008, and 2007 were 36.16%, 77.18%, and 17.93%. The changes in effective tax rates during the three-year period ended December 31, 2009 is a result of the level of investment income that is exempt from Federal income taxes and its overall effect on the pretax income or loss amount.
Financial Condition
     Total assets of the Company declined $37,281,634 (2.37%) to $1,536,707,584 at December 31, 2009, from $1,573,989,218 at December 31, 2008, which had increased $437,836,796 (38.54%) in 2007 from $1,136,152,422 at December 31, 2007. The growth in prior years resulted from the Company’s continued emphasis on increasing its market share of loans and deposits with its branch expansion program, establishment of LPO’s in the Houston and Phoenix markets, a strong capital base, and competitive pricing of banking products. In 2009, the depressed economy has reduced the Company’s opportunities for loan growth.
     Total deposits of the Company grew $38,012,898 (3.10%) to $1,266,060,197 at December 31, 2009, from $1,228,047,299 at December 31, 2008, which had increased $393,470,850 (47.15%) from $834,576,449 at December 31, 2007. Non-retail, brokered deposits decreased by approximately $103,129,000 during this same time period. These brokered deposits were replaced in part by increases in retail deposit accounts, including increased savings accounts from two campaigns that generated a combined $306 million. See the “Results of Operations” section of the report for additional discussion of changes in deposit composition.
     Total short-term borrowings of the Company declined $51,221,912 (80.14%) to $12,696,932 at December 31, 2009, from $63,918,844 at December 31, 2008, which had decreased $24,406,071 (27.63%) from $88,324,915 at December 31, 2007. The Company has worked to decrease the amount of short term wholesale funding and increase retail deposits. Total long-term advances from the Federal Home Loan Bank declined $32,000,000 (23.53%) to $104,000,000 at December 31, 2009, from $136,000,000 at December 31, 2008, which had increased $68,000,000 (100%) from $68,000,000 at December 31, 2007. These longer-term fixed rate advances are used as an alternative funding source and are matched up with longer-term fixed rate assets.
     Total loans declined $114,317,665 (9.11%) to $1,140,881,275 at December 31, 2009, from $1,255,198,940 at December 31, 2008, which had increased $343,238,704 (37.64%) from the $911,960,236 of total loans at December 31, 2007. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets and management has slackened its desire for growth at this time.
     Investment securities, all of which are maintained as available-for-sale, increased $90,231,064 (46.54%) to $284,119,556 at December 31, 2009, from the $193,888,492 at December 31, 2008, which had increased $35,846,074 (22.68%) from the $158,042,418 of investment securities maintained at December 31, 2007. The Company’s investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company’s loan portfolio, as described above.
     Total capital at December 31, 2009, 2008, and 2007 was $149,669,424, $139,608,880, and $139,890,973, respectively, with capital-to-asset percentages of 9.74%, 8.87%, and 12.31%, respectively. The increase relates to the U.S. Treasury’s $42,000,000 investment in preferred shares of Reliance Bancshares, Inc., in connection with the TARP program. TARP proceeds were, in part, downstreamed to the Banks as a capital injection, and a portion remained at the Parent Company. By downstreaming the proceeds, the Banks were able to reduce lending less than otherwise would have occurred, and increased reserves for non-performing assets. This investment has allowed the Company to maintain a strong capital position.
     The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Year Ended December 31, 2009
	Average	Percent of	Interest Income/	Average Yield/
	Balance	Total Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,213,936,609	77.34%	$67,651,598	5.57%
Investment securities:
Taxable	223,321,399	14.23	7,638,510	3.42
Exempt from Federal income taxes (3)	30,794,794	1.96	1,769,507	5.75
Short-term investments	26,301,252	1.68	49,305	0.19

Total earning assets	1,494,354,054	95.21	77,108,920	5.16

Nonearning assets:
Cash and due from banks	5,235,533	0.33
Reserve for possible loan losses	(18,699,687)	(1.19)
Premises and equipment	43,287,455	2.76
Other assets	44,151,042	2.81
Available-for-sale investment market valuation	1,219,514	0.08

Total nonearning assets	75,193,857	4.79

Total assets	1,569,547,911	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	168,582,912	10.74%	2,084,080	1.24%
Savings	262,920,235	16.75	7,369,936	2.80
Time deposits of $100,000 or more	314,461,095	20.04	9,707,845	3.09
Other time deposits	430,806,970	27.45	14,439,151	3.35

Total interest-bearing deposits	1,176,771,212	74.98	33,601,012	2.86
Long-term borrowings	131,038,979	8.35	5,047,542	3.85
Short-term borrowings	22,476,551	1.43	356,258	1.59

Total interest-bearing liabilities	1,330,286,742	84.76	39,004,812	2.93

Noninterest-bearing deposits	62,196,559	3.96
Other liabilities	7,272,672	0.46

Total liabilities	1,399,755,973	89.18
STOCKHOLDERS’ EQUITY	169,791,938	10.82

Total liabilities and stockholders’ equity	$1,569,547,911	100.00%

Net interest income			$38,104,108

Net yield on earning assets				2.55%

	Year Ended December 31, 2008
		Percent of	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,115,216,426	81.63%	$70,359,648	6.31%
Investment securities:
Taxable	131,062,979	9.59	6,159,384	4.70
Exempt from Federal income taxes (3)	37,226,081	2.72	2,149,879	5.78
Short-term investments	7,334,498	0.55	188,793	2.57

Total earning assets	1,290,839,984	94.49	78,857,704	6.11

Nonearning assets:
Cash and due from banks	14,090,695	1.03
Reserve for possible loan losses	(11,776,516)	(0.86)
Premises and equipment	44,063,019	3.23
Other assets	29,508,579	2.16
Available-for-sale investment market valuation	(615,955)	(0.05)

Total nonearning assets	75,269,822	5.51

Total assets	$1,366,109,806	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$162,299,967	11.88%	3,787,690	2.33%
Savings	52,455,044	3.84	942,446	1.80
Time deposits of $100,000 or more	339,942,549	24.88	13,668,035	4.02
Other time deposits	395,841,510	28.98	16,252,548	4.11

Total interest-bearing deposits	950,539,070	69.58	34,650,719	3.65
Long-term borrowings	125,117,708	9.16	4,774,541	3.82
Short-term borrowings	88,748,506	6.49	2,290,008	2.58

Total interest-bearing liabilities	1,164,405,284	85.23	41,715,268	3.58

Noninterest-bearing deposits	56,223,479	4.12
Other liabilities	7,087,530	0.52

Total liabilities	1,227,716,293	89.87
STOCKHOLDERS’ EQUITY	138,393,513	10.13

Total liabilities and stockholders’ equity	$1,366,109,806	100.00%

Net interest income			$37,142,436

Net yield on earning assets				2.88%

	Year Ended December 31, 2007
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$770,523,020	76.54%	$55,121,273	7.15%
Investment securities:
Taxable	136,530,094	13.56	6,564,513	4.81
Exempt from Federal income taxes (3)	37,521,958	3.73	2,043,574	5.45
Short-term investments	8,804,290	0.87	489,535	5.56

Total earning assets	953,379,362	94.70	64,218,895	6.74

Nonearning assets:
Cash and due from banks	10,345,818	1.03
Reserve for possible loan losses	(7,846,708)	(0.78)
Premises and equipment	37,758,227	3.75
Other assets	13,705,775	1.37
Available-for-sale investment market valuation	(714,086)	(0.07)

Total nonearning assets	53,249,026	5.30

Total assets	1,006,628,388	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	159,338,600	15.83%	6,750,382	4.24%
Savings	60,373,225	6.00	1,797,088	2.98
Time deposits of $100,000 or more	224,805,601	22.33	11,367,590	5.06
Other time deposits	288,090,853	28.62	13,520,495	4.69

Total interest-bearing deposits	732,608,279	72.78	33,435,555	4.56
Long-term borrowings	39,646,040	3.94	1,792,913	4.52
Short-term borrowings	49,178,929	4.89	2,380,580	4.84

Total interest-bearing liabilities	821,433,248	81.61	37,609,048	4.58

Noninterest-bearing deposits	44,841,777	4.45
Other liabilities	5,805,815	0.57

Total liabilities	872,080,840	86.63
STOCKHOLDERS’ EQUITY	134,547,548	13.37

Total liabilities and stockholders’ equity	$1,006,628,388	100.00%

Net interest income			$26,609,847

Net yield on earning assets				2.79%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to the Company’s consolidated financial statements.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

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
     Net charge-offs for 2009 were $35,534,253, compared to $6,527,189 in 2008, and $602,520 in 2007. The increased charge-off levels resulted from the increased levels of nonperforming loans and the decline in the overall valuation of real estate securing such loans. The Company’s banking subsidiaries had no loans to any foreign countries at December 31, 2009, 2008 and 2007, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas, particularly commercial real estate and land acquisition and development. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies.
     A summary of loans by type at December 31, 2009, 2008, 2007, 2006 and 2005 is as follows:

	December 31,
	2009	2008	2007	2006	2005
Commercial:
Real estate	$797,054,385	$843,312,225	$514,752,151	$394,469,137	$254,262,184
Other	82,732,850	94,606,918	61,519,983	53,152,775	66,790,693
Real estate:
Construction	172,731,598	190,381,178	184,167,532	108,408,270	56,525,290
Residential	84,080,509	120,903,014	146,488,402	105,094,409	88,949,636
Held for Sale	577,400	1,483,500	211,250	—	—
Consumer	3,654,463	4,485,070	4,786,747	6,541,351	6,196,062
Overdrafts	50,070	27,035	34,171	35,697	81,464

	$1,140,881,275	$1,255,198,940	$911,960,236	$667,701,639	$472,805,329

     Commercial loans are made based on the borrower’s character, experience, general credit strength, and ability to generate cash flows for repayment from income sources, even though such loans may also be secured by real estate or other assets. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations.
     Real estate loans, including commercial real estate, residential real estate, and construction loans, are also based on the borrower’s character, but more emphasis is placed on the estimated collateral values. Commercial real estate loans are mainly for owner-occupied business and industrial properties, multifamily properties, and other commercial properties for which income from the property is the primary source of repayment. Credit risk of these loan types is managed in a similar manner to commercial loans and real estate construction loans by employing sound underwriting guidelines. These loans are underwritten based on the cash flow coverage of the property, typically meet the Company’s loan-to-value guidelines, and generally require either the limited or full guarantee of principal sponsors of the credit.
     Real estate construction loans, relating to residential and commercial properties, represent financing secured by real estate under construction for eventual sale. The Company requires third party disbursement on the majority of loans in its builder portfolio and the Company reviews projects regularly for progress status.
     Residential real estate loans are predominantly made to finance single-family, owner-occupied properties in the St. Louis metropolitan area and southwestern Florida. Loan-to-value percentage requirements for collateral are based on the lower of the purchase price or appraisal and are normally limited to 80% at loan origination, unless credit enhancements are added. Appraisals are required on all owner-occupied residential real estate loans and private mortgage insurance is required if the loan to value percentage exceeds 85% at loan origination. These loans generally have a short duration of three years or less, with some loans repricing more frequently. Long-term, fixed rate mortgages are generally not retained in the Banks’ loan portfolios, but rather are sold into the secondary market. The Banks have not financed, and do not currently finance, sub-prime mortgage credits.
     Consumer and other loans represent loans to individuals on both a secured and unsecured nature. Credit risk is controlled by thoroughly reviewing the credit worthiness of the borrowers on a case-by-case basis.
     The continued significant decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s non-performing assets. Following is a summary of information regarding the Bank’s nonperforming loans as of and for each of the years in the five-year period ended December 31, 2009:

	2009	2008	2007	2006	2005
Nonperforming loans:
Nonaccrual loans	$57,227,968	$33,716,050	$15,810,222	$5,082,784	$3,050,351
Loans 90 days delinquent and still accruing interest	3,560,644	1,180,360	1,937,388	65,000	24,000
Restructured loans	11,288,822	—	—	—	—

Total nonperforming loans	$72,077,434	$34,896,410	$17,747,610	$5,147,784	$3,074,351

Additional interest that would have been earned on nonaccrual loans	$4,425,441	$1,716,845	$928,759	$177,687	$141,914

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

     The increase in non-performing loans is due to the continued weakness in the economy, particularly regarding commercial and construction real estate in the Banks’ markets. During 2009, the Company took a more aggressive approach toward collection and resolution of such problem credits. Such loans have continually been reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties results in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at December 31, 2009 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate throughout 2009, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.
     Of the Company’s $1.1 billion loans outstanding at December 31, 2009, 7% were originated in Florida and 93% outside Florida. The following table breaks down net charge-offs, non-performing loans and non-performing assets between loans originated in Florida and all other loans:

Originated In
	Florida	All other	Total
Net charge-offs (year to date 12/31/2009)	$23.0 million	$12.5 million	$35.5 million
Net charge-offs (year to date 12/31/2008)	5.6 million	0.9 million	6.5 million
Net charge-offs (quarter ended 12/31/2009)	10.6 million	9.2 million	19.8 million
Net charge-offs (quarter ended 12/31/2008)	0.6 million	0.1 million	0.7 million
Non-performing loans (12/31/2009)	25.4 million	46.7 million	72.1 million
Non-performing loans (9/30/2009)	46.0 million	44.5 million	90.5 million
Non-performing loans (12/31/2008)	30.1 million	4.8 million	34.9 million
Non-performing assets* (12/31/2009)	44.5 million	56.7 million	101.2 million
Non-performing assets* (9/30/2009)	52.0 million	53.8 million	105.8 million
Non-performing assets* (12/31/2008)	37.5 million	12.7 million	50.2 million
Outstanding loans originated in respective markets (12/31/2009)	80.8 million	1.060 billion	1.141 billion

*	Non-performing assets are comprised of non-performing loans and other real estate owned.
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
     At December 31, 2005, nonaccrual loans consisted primarily of two borrowing relationships, both construction contractors whose developments were slow in selling. At December 31, 2005, these two credit relationships totaled $2,750,000 of the nonaccrual loans of $3,050,351. By December 31, 2006, the Company had foreclosed on one of the contractors and sold the property at no further loss to the Company. By December 31, 2006, the other contractor had sold its property and the Company was paid off with no loss incurred.
     At December 31, 2006, the Company’s nonaccrual loans of $5,082,784 were comprised primarily of two borrowing relationships totaling $3,312,496. One of the nonaccrual loan relationships included commercial and residential real estate loans to a small business owner whose various businesses had been struggling for some time. The Company foreclosed on the various properties during the first quarter of 2007 and incurred additional charge-offs of $274,740 on this credit relationship. The other large nonaccrual loan relationship was to a real estate investor with several single family residential properties that he was renting out. This real estate investor declared bankruptcy in November 2006 after several properties incurred significant storm damage. The Company foreclosed on these properties after additional charge-offs of $175,000 in 2007.

     The continued significant decline of the real estate markets (which began in 2007) in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s non-performing loans in 2007, 2008 and 2009. At December 31, 2009, non-performing loans had increased $37,181,024 to $72,077,434, from $34,896,410 at December 31, 2008, which had increased $17,148,800 from $17,747,610 at December 31, 2007. The largest components of which were primarily comprised of the following loan relationships.
Following is a discussion of the primary loans that have deteriorated during this three-year period:
•	A loan for approximately $1.4 million to an individual Florida investor that is in default and in the process of foreclosure prior to being suspended by forbearance agreement. The loan is secured by an undeveloped real estate parcel in southwestern Florida.

•	A loan for approximately $1.5 million to a single purpose entity controlled by a group of investors that is in default. The loan is secured by a building and improved commercial lots in Florida. The Company is negotiating with the borrower and guarantors to develop a plan for the property. There has been recent interest by several potential lessees of the building.

•	A loan for approximately $2.2 million to an individual, secured by the individual’s primary residence in Florida, that is in default. The borrower entered into a forbearance agreement, but has now defaulted under that negotiated plan. Foreclosure has been initiated again.

•	A loan for approximately $1.8 million to a single purpose entity, secured by one office building for sale and six improved commercial lots in Florida. The building is under contract to close in the first quarter of 2010. The Company continues to negotiate with the borrower and guarantor to develop a marketing plan for six remaining lots.

•	A loan for approximately $2.0 million to a single purpose entity secured by unimproved property in Florida that is in default. The Company is negotiating with the borrower and guarantor to determine the best course of action going forward for the proposed development.

•	A loan for approximately $1.4 million to an individual investor for future residential and commercial development. Development has not been started as planned. The loan is secured by approximately 240 acres of ground in Florida currently in agricultural production. The Company is in the process of foreclosure.

•	A loan for approximately $2.2 million to two Florida investors for future commercial development. Development has not started, as recent changes in FEMA flood maps have impacted the value and future development options. The borrower is currently operating under a forbearance agreement as it works through its options for the property that now includes action against Lee County, Florida for damages.

•	A loan for approximately $1.4 million to a single purpose entity for commercial development. Development has been delayed. The loan is secured by 3.4 acres of ground in Florida. The Company, borrower and guarantors continue to negotiate a resolution to the delay in development.

•	A loan for approximately $5.0 million to a single purpose entity. The operation is a retail commercial center in St Charles, Missouri. Exterior construction of the building is complete; interior configuration continues and is dictated by tenant needs. The center has experienced sluggish leasing, although recent leasing and leasing opportunities have increased slightly. The Company and borrower continue to work together to lease up the property. The borrower is reviewing options to sell the property.

•	A loan for approximately $1.2 million to a Texas limited partnership. The loan is secured by a newly constructed retail commercial property in Dallas, Texas. The borrower has entered into bankruptcy protection. The Company is seeking a dismissal of the case in court, so that it can foreclose on the property. Court hearings have occurred and will continue through the second quarter of 2010. The Company expects to begin foreclosure proceedings as soon as practicable thereafter.

•	A loan participation totaling approximately $2.6 million to entities controlled by a group of Missouri real estate investors for the purchase and development of a parcel of land in St. Charles, Missouri. The majority of the proposed entitlements and development have been completed. The loans are secured by the property. The lead bank has reached an agreement with the Borrower to move the project forward. A new builder was engaged to build inventory homes and five homes have been completed. Sales have been slow to occur.

•	A loan for approximately $3.0 million to a single purpose entity in Phoenix, Arizona. The borrower owned and operated a new retail commercial 15,000 square foot strip center. The center was well located, well maintained and 90% occupied since inception; however the loan did not perform as planned. Deteriorating real estate and general market conditions stressed the developers and guarantors to force the Bank to commence additional collection action. The Company anticipates the note and collateral will be sold to a third party to retire the loan during the first quarter of 2010.

•	A loan for approximately $19.5 million loan to commercial real estate developer in Houston, Texas. The loan is secured by three office buildings and developed commercial land. The Company and borrower have been working to restructure the credit that will include a $2.2 million reduction of the loan during the first quarter of 2010.

•	A loan for approximately $2.0 million loan for the development of single family lots in Lincoln County, Missouri. The entity operated as a single asset entity that developed single family lots and construction of single family homes. The deteriorating real estate market and residential downturn have been contributing factors to the slowness of the project and the demise of the project. Additional collection efforts have begun for repayment of the loan.

•	A loan for approximately $4.4 million to a single operating entity that financed the purchase of single family lots in two subdivisions located in St. Louis County, Missouri. The lots are well located, good sized and fully developed. The residential real estate downturn has led to stress in the project and for the borrower. The Bank has initiated additional collection efforts to be repaid. The Company and borrower have reached agreement in principle that requires the borrower to execute a deed in lieu of foreclosure to repay the loan. The Company expects the lots to be turned over in the first quarter of 2010, at which time the Company will develop a plan to dispose of the lots.

•	A loan for approximately $4.0 million to a non profit organization for the purchase of 482 acres and a 7,000 square foot residence in St. Louis, Missouri. The borrowers purchased the property to conduct the preservation of wolves and other endangered canids through education, research and captive breeding. The property is well located in a natural setting that abuts a river. The nonprofit organization has experienced financial setbacks; most notably a decline in contributions. The Company and borrower have reached an agreement to operate under a standstill and forbearance agreement as we work together for the repayment of the loan.
     The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totalling $29,085,943 and $15,289,170 at December 31, 2009 and 2008, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned for the year ended December 31, 2009:

Balance at December 31, 2008	$15,289,170
Foreclosures	25,013,222
Loans made to facilitate sales of other real estate	(1,784,045)
Cash proceeds from sales	(4,627,290)
Construction expenditures	13,786
Losses and writedowns	(4,818,900)

Balance at December 31, 2009	$29,085,943

     During this period of a depressed real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers. Given the collateral values maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at December 31, 2009; however, should the residential and commercial real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
Potential Problem Loans
     As of December 31, 2009, the Company had 18 loans with a total principal balance of $28,845,441 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms, which are not included in nonperforming loans. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
Policies and Procedures
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

     The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $40,029,183 at December 31, 2009.
Reserve for Loan Losses
     At December 31, 2009, 2008, 2007, 2006, and 2005, the reserve for possible loan losses was $32,221,569, $14,305,822, $9,685,011, $7,101,031, and $5,213,032, respectively, or 2.82%, 1.14%, 1.06%, 1.06%, and 1.10% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for each of the years in the five-year period ended December 31, 2009.

	December 31,
(in thousands of dollars)	2009	2008	2007	2006	2005
Average loans outstanding	$1,213,937	$1,115,216	$770,523	$546,122	$397,584

Reserve at beginning of year	$14,306	9,685	7,101	5,213	3,112
Provision for possible loan losses	53,450	11,148	3,187	2,200	2,333

	67,756	20,833	10,288	7,413	5,445

Charge-offs:
Commercial loans:
Real estate	(18,532)	(2,828)	(317)	—	(7)
Other	(656)	(77)	(25)	(62)	(24)
Real estate:
Construction	(16,042)	(2,262)	—	(3)	(50)
Residential	(1,832)	(1,313)	(279)	(220)	(178)
Consumer	(38)	(21)	(5)	(48)	—
Overdrafts	(14)	(52)	(25)	—	—

Total charge-offs	(37,114)	(6,553)	(651)	(333)	(259)

Recoveries:
Commercial loans:
Real estate	1,033	1	10	—	—
Other	4	9	20	2	2
Real estate:
Construction	371	1	—	—	—
Residential	150	—	13	8	23
Consumer	19	3	—	11	2
Overdrafts	3	12	5	—	—

Total recoveries	1,580	26	8	21	27

Reserve at end of year	$32,222	$14,306	$9,685	$7,101	$5,213

Net charge-offs to average loans	2.93%	0.59%	0.08%	0.06%	0.06%

Ending reserve to net loans at end of year	2.82%	1.14%	1.06%	1.06%	1.10%

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
     The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon collateral exposure using current fair values of collateral.
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
     Based on this quantitative and qualitative analysis, provisions are made to the reserve for possible loan losses. Such provisions are reflected in our consolidated statements of operations.
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
     Based on its review for adequacy, management has estimated those portions of the reserve that could be attributable to major categories of loans as detailed in the following table at year end for each of the years in the five-year period ended December 31, 2009:

	December 31, (in thousands of dollars)
	2009		2008		2007		2006		2005
		Percent by		Percent by		Percent by		Percent by		Percent by
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Commercial:
Real estate	$6,595	69.86%	$4,075	67.19%	$5,137	56.44%	$3,465	59.08%	$2,384	53.78%
Other	380	7.25	479	7.54	783	6.75	804	7.96	896	14.13
Real estate:
Construction	9,390	15.14	5,382	15.17	2,002	20.19	1,391	16.24	574	11.96
Residential	814	7.37	1,006	9.63	1,608	16.06	1,045	15.74	814	18.81
Held for Sale	—	0.05	—	—	—	0.02	—	—	—	—
Consumer	40	0.32	46	0.12	46	0.52	46	0.97	95	1.30
Overdrafts	10	0.01	10	0.35	10	0.02	5	0.01	1	0.02
Not allocated	14,993		3,308		99		345		449

Total allowance	$32,222	100.00%	$14,306	100.00%	$9,685	100.00%	$7,101	100.00%	$5,213	100.00%

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
     The unallocated portion of the reserve for loan losses is based on factors that cannot necessarily be associated with a specific loan or loan category. Management focuses on the following factors and conditions:
•	There is a level of imprecision necessarily inherent in the estimates of expected loan losses, and the unallocated reserve gives reasonable assurance that this level of imprecision in our formula methodologies is adequately provided for.

•	Qualitative or environmental factors may impact credit losses and they would include but not be limited to:
-	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

-	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

-	Changes in the nature and volume of the portfolio and in the terms of loans.

-	Changes in the experience, ability, and depth of lending management and other relevant staff.

-	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the severity of adversely classified or graded loans.

-	Changes in the quality of the institution’s loan review system.

-	Changes in the value of underlying collateral for collateral-dependent loans.

-	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

-	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.
     While the Company has no significant specific industry concentration risk, analysis showed that over 91% of the loan portfolio was dependent on real estate collateral at December 31, 2009, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real Estate Loan Balances as a Percentage
	of Total Regulatory Capital
	12/31/2009	12/31/2008
Construction, land development and other land loans	112%	138%
Nonfarm nonresidential:
Owner occupied	112%	60%
Non-owner occupied	340%	408%
1-4 family closed end loans	40%	61%
Multi-family	86%	71%
Other	22%	20%
     The Company has policies, guidelines, and individual risk ratings in place to control this exposure at the transaction level; however, given the volatile nature of interest rates and their affect on the real estate market and the likely adverse impacts on borrowers’ debt service coverage ratios, management believes it is prudent to maintain an unallocated allowance component.

     Additionally, the Company continues to be committed to a strategy of developing relationships with larger commercial and industrial companies. Management believes it is prudent to increase the percentage of the unallocated reserve to cover the risks inherent in the higher average loan size of these relationships.
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
     Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $284,119,556 at December 31, 2009, of which approximately $160,923,000 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
     The Banks have borrowing capabilities through correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have Federal funds lines of credit totaling $23,000,000, through correspondent banks, of which $23,000,000 was available at December 31, 2009. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $195,478,835 and availability under that line was $77,786,861 as of December 31, 2009. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $11,350,000, of which $7,250,000 was available at December 31, 2009. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in the amount of $43,967,261, of which $43,967,261 was available at December 31, 2009. As of December 31 2009, the combined availability under these arrangements totaled $152,004,122. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a satisfactory rating by their regulators. If the Banks were to become distressed and the Banks’ ratings lowered, it could negatively impact the ability of the Banks to borrow the funds.

     The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 2009, individually and cumulatively, through various time horizons:
Remaining Maturity if Fixed Rate;
Earliest Possible Repricing Interval if Floating Rate

	3		Over 3		Over 1
	months		months		year
	or		through		through		Over
	less		12 months		5 years		5 years		Total
Interest-earning assets:
Loans	$448,550,730		$141,646,799		$498,203,166		$52,480,580		$1,140,881,275
Investment securities, at amortized cost	34,338,031		67,148,070		152,223,081		31,034,556		284,743,738
Other interest-earning assets	15,767,862		—		—		—		15,767,862

Total interest-earning assets	$498,656,623		$208,794,869		$650,426,247		$83,515,136		$1.441,392,875

Interest bearing-liabilities:
Savings and interest bearing transaction accounts	$543,516,999		$8,865		—		—		$543,525,864
Time certificates of deposit of $100,00 or more	71,356,500		152,529,886		70,293,030		3,026,486		297,205,902
All other time deposits	62,822,894		166,871,328		119,845,220		3,959,408		353,498,850
Nondeposit interest-bearing liabilities	11,304,649		7,392,283		26,000,000		72,000,000		116,696,932

Total interest-bearing liabilities	$689,001,042		$326,802,362		$216,138,250		$78,985,894		$1,310,927,548

Gap by period	$(190,344,419)		$(118,007,493)		$434,287,997		$4,529,242		$130,465,327

Cumulative gap	$(190,344,419)		$(308,351,912)		$125,936,085		$130,465,327		$130,465,327

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.72	x	0.64	x	3.01	x	1.06	x	1.10	x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.72	x	0.70	x	1.10	x	1.10	x	1.10	x

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
     Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at December 31, 2009 indicate that the Company’s fair market value of equity would increase 1.39% and 4.91% from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and decrease 4.89% and 10.50%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.

     Following is a more detailed analysis of the maturity and interest rate sensitivity of the Banks’ loan portfolios at December 31, 2009:

		Over 1
		through	Over
	1 year	5	5
	or less	years	years	Total
Commercial:
Real estate	$349,206,625	$422,963,008	$24,884,752	$797,054,385
Other	62,995,588	19,131,631	605,631	82,732,850
Real estate:
Construction	135,952,321	23,482,978	13,296,299	172,731,598
Residential	38,822,676	32,038,080	13,219,753	84,080,509
Held for Sale	17,956	88,399	471,045	577,400
Consumer	3,152,293	499,070	3,100	3,654,463
Overdrafts	50,070	—	—	50,070

	$590,197,529	$498,203,166	$52,480,580	$1,140,881,275

     For all loans maturing or repricing beyond the one year time horizon at December 31, 2009, following is a breakdown of such loans into fixed and floating rates.

	Fixed	Floating
	Rate	Rate	Total
Due after one but within five years	$417,332,641	$80,870,525	$498,203,166
Due after five years	52,425,168	55,412	52,480,580

	$469,757,809	$80,925,937	$550,683,746

     The investment portfolio is closely monitored to assure that the Banks have no unreasonable concentration of securities in the obligations of any single debtor. Other than U.S. Government agency securities, the Banks maintain no concentration of investments in any one political subdivision greater than 10% of its total portfolio.
     The book value and estimated market value of the Company’s debt securities at December 31, 2009, 2008 and 2007, all of which are classified as available-for-sale, are summarized in the following table:

	2009		2008		2007
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agencies and corporations	$116,150,389	$115,445,243	$65,973,705	$67,487,820	$79,705,325	$80,422,286
State and political subdivisions	30,012,602	30,651,585	34,063,983	33,680,096	38,913,135	39,255,593
Other debt securities	3,697,211	1,237,737	6,298,345	3,574,962	7,595,063	7,203,905
Mortgage-backed securities	134,883,536	136,784,991	87,711,440	89,145,614	31,209,657	31,160,534

	$284,743,738	$284,119,556	$194,047,473	$193,888,492	$157,423,180	$158,042,318

     The following tables summarize maturity and yield information on the Company’s investment portfolio at December 31, 2009:

		Weighted
		Average Tax -
	Amortized	Equivalent
	Cost	Yield
Available-for-sale
U.S. Government agencies and corporations:
0 to 1 year	$2,499,336	5.01%
1 to 5 years	33,427,250	2.02
5 to 10 years	53,552,143	3.09
Over 10 years	26,671,660	3.53

Total	$116,150,389	2.92%

State and political subdivisions:
0 to 1 year	$469,970	5.99%
1 to 5 years	5,845,617	5.55
5 to 10 years	13,348,813	6.09
Over 10 years	10,348,202	6.52

Total	$30,012,602	6.13

Other debt securities:
0 to 1 year	$—	—%
1 to 5 years	—	—
5 to 10 years	—	—
Over 10 years	3,697,211	2.14

Total	$3,697,211	2.14

Mortgage-backed securities	134,883,536	3.72%

Combined:
0 to 1 year	$2,969,306	5.17%
1 to 5 years	39,272,867	2.55
5 to 10 years	66,900,956	3.69
Over 10 years	40,717,073	4.16
Mortgage-backed securities	134,883,536	3.72

Total	$284,743,738	3.63%

Note: While yields by range of maturity are routinely provided by the Company’s accounting system on a tax -equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed Federal income tax rate of 34%, the adjustment amounted to $496,870.

     The Banks’ primary source of liquidity to fund growth is ultimately the generation of new deposits. The following table shows the average daily amount of deposits and the average rate paid on each type of deposit for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$62,196,559	—%	$56,223,479	—%	$44,841,777	—%
Interest-bearing transaction accounts	168,582,912	1.24	162,299,967	2.33	159,338,600	4.24
Savings deposits	262,920,235	2.80	52,455,044	1.80	60,373,225	2.98
Time deposits of $100,000 or more	314,461,095	3.09	339,942,549	4.02	224,805,601	5.06
All other time deposits	430,806,970	3.35	395,841,510	4.11	288,090,853	4.69

	$1,238,967,771	2.71%	$1,006,762,549	3.44%	$777,450,056	4.30%

     As noted in the gap analyses above, at December 31, 2009, a substantial portion of the Company’s time deposits mature within one year, which is common in the present banking market. To retain these deposits upon maturity, the Company will have to remain competitive on interest rates, offer other more attractive deposit products, or replace such maturing deposits with funds from wholesale funding sources or new customer deposits from our branch network. The following table shows the maturity of time deposits of $100,000 or more at December 31, 2009:

	Time	Other
	Certificates	Time
Maturity	Of Deposit	Deposits	Total
Three months or less	$69,675,413	$1,681,087	$71,356,500
Three to six months	68,830,330	690,454	69,520,784
Six to twelve months	80,377,767	2,631,335	83,009,102
Over twelve months	62,750,683	10,568,833	73,319,516

	$281,634,193	$15,571,709	$297,205,902

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

     As of December 31, 2009, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at December 31, 2009, 2008, and 2007 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2009:
Total Capital (to risk weighted assets)
Consolidated	$146,809	11.38%	$103,198	>8.0%	$	N/A	N/A
Reliance Bank	124,248	10.17%	97,691	>8.0%		122,113	>10.0%
Reliance Bank, FSB	14,390	18.52%	6,215	>8.0%		7,769	>10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$130,486	10.12%	$51,599	>4.0%	$	N/A	N/A
Reliance Bank	108,965	8.92%	48,845	>4.0%		73,268	>6.0%
Reliance Bank, FSB	13,401	17.25%	3,108	>4.0%		4,661	>6.0%
Tier 1 capital (to average assets)
Consolidated	$130,486	8.52%	$61,244	>4.0%	$	N/A	N/A
Reliance Bank	108,965	7.62%	57,211	>4.0%		71,514	>5.0%
Reliance Bank, FSB	13,401	13.57%	3,952	>4.0%		4,940	>5.0%
December 31, 2008:
Total Capital (to risk weighted assets)
Consolidated	$152,517	10.87%	$112,253	>8.0%	$	N/A	N/A
Reliance Bank	133,151	10.23%	104,160	>8.0%		130,200	10.0%
Reliance Bank, FSB	22,117	22.00%	8,044	>8.0%		10,055	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$138,411	9.87%	$56,102	>4.0%	$	N/A	N/A
Reliance Bank	121,099	9.30%	52,080	>4.0%		78,120	6.0%
Reliance Bank, FSB	21,355	21.24%	4,022	>4.0%		6,033	6.0%
Tier 1 capital (to average assets)
Consolidated	$138,411	9.07%	$61,028	>4.0%	$	N/A	N/A
Reliance Bank	121,099	8.57%	56,503	>4.0%		70,629	5.0%
Reliance Bank, FSB	21,355	17.30%	4,937	>4.0%		6,171	5.0%
December 31, 2007:
Total capital (to risk weighted assets)
Consolidated	$147,640	13.58%	$86,951	>8.0%	$	N/A	N/A
Reliance Bank	108,550	10.79%	80,510	>8.0%		100,637	>10.0%
Reliance Bank, FSB	24,891	28.43%	7,004	>8.0%		8,755	>10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$137,955	12.69%	$43,476	>4.0%	$	N/A	N/A
Reliance Bank	100,205	9.96%	40,255	>4.0%		60,382	>6.0%
Reliance Bank, FSB	24,258	27.71%	3,502	>4.0%		5,253	>6.0%
Tier 1 capital (to average assets)
Consolidated	$137,955	12.68%	$43,532	>4.0%	$	N/A	N/A
Reliance Bank	100,205	9.98%	40,147	>4.0%		50,184	>5.0%
Reliance Bank, FSB	24,258	28.13%	3,450	>4.0%		4,312	>5.0%

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
     The Company and the Banks recently entered into certain agreements with regulatory authorities described in Item 1. BUSINESS — Informal Regulatory Agreements.
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
     The required contractual obligations and other commitments at December 31, 2009 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,941,225	$713,549	$2,278,616	$4,949,060
Time deposits	650,704,752	453,580,608	190,138,250	6,985,894
Federal Home Loan Bank borrowings	104,000,000	6,000,000	26,000,000	72,000,000
Commitments to extend credit	126,088,501	61,763,257	37,080,066	27,245,178
Standby letters of credit	13,238,950	4,845,796	8,393,154	—
Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurement. The Company uses fair value measurements to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, during the second quarter of 2009, the Company adopted ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability regardless of the valuation techniques used, the objective of a fair value measurement remains the same, i.e., fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried or recorded at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and Federal agency securities and Federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.
•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or value assigned to such assets or liabilities.
     While certain assets and liabilities may be recorded at the lower of cost or fair value as described above (e.g., impaired loans, loans held for sale, other real estate owned, etc.), the only assets or liabilities recorded at fair value on a recurring basis are the Company’s investments in available-for-sale debt securities. The Company’s available-for-sale debt securities are measured at fair value using Level 2 and 3 valuations.
     During 2009, the FASB issued the following additional pronouncements that are applicable to the Company:
•	ASC 855, Subsequent Events — This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
•	ASC 320-10-65 regarding other-than-temporary impairment of investment securities — this recognition guidance applies to debt securities classified as available-for-sale and held-to-maturity that are subject to the other-than-temporary impairment guidance within ASC 320. If the fair value of a debt security is less than its amortized costs basis at the balance sheet date, an entity shall assess whether the impairment is other-than-temporary. If an entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If an entity does not intend to sell the debt security, the entity shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the entity more likely than not will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment shall be considered to have occurred.

If the entity does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment shall be considered to have occurred. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists), and an other-than-temporary impairment shall be considered to have occurred. In such situations, the credit loss should be recorded through earnings as an other-than temporary impairment.
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
Item 6A. Quantitative and Qualitative Disclosures about Market Risk
     Information regarding the market risk of the financial instruments of the Company is included in this report under “Fluctuations in interest rates could reduce our profitability and affect the value of our assets” in Item 1A “Risk Factors” and under “Liquidity and Rate Sensitivity Management” in item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such information is incorporated in this Item 6A by reference.
Item 7. Financial Statements and Supplementary Data
     The financial statements that are filed as part of this report are set forth in Item 14 of this report.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 8A(T). Controls and procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange act of 1934, as amended) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2009.
     Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
Item 8b. Other information
     None.
Item 9. Directors, Executive Officers and Corporate Governance
     The information required by this Item 9 is set forth under the captions “Proposal 1 Requiring Your Vote: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Board of Directors and Committees: The Audit Committee” in the Company’s Proxy Statement for the 2010 annual meeting of shareholders (the “2010 Proxy Statement”) and is incorporated herein by reference.
     There have been no material changes to the procedures by which shareholders may recommend Director nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Item 10. Executive Compensation
     The information required by this Item 10 is set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement and is incorporated herein by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Certain information required by this Item 11 is set forth under the caption “Stock Ownership of Executive Officers and Certain Beneficial Owners” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.
Equity Plan Table
     The following table discloses certain information with respect to the Company’s equity compensation plans as of December 31, 2009:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,424,450	$8.05	408,300
Equity compensation plans not approved by security holders	666,816	$8.41	116,500

Total	2,091,266	$8.17	524,800
Item 12. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 12 is set forth under the captions “Interest of Management in Certain Transactions” and “Independent Directors” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.
Item 13. Principal Accountant Fees and Services
     The information required by this Item 13 is set forth under the caption “Audit Committee Report and Payment of Fees to Auditors” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.
Item 14. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report:

(1)Financial Statements

The financial statements filed with this Annual Report are listed in the Index to Consolidated Financial Statements on page F-1.

(2)Schedules

None.

(3)Exhibits

The Exhibits required to be filed as a part of this Annual Report are listed in the attached Index to Exhibits.

(b)	The Exhibits required to be filed as a part of this Annual Report are listed in the attached Index to Exhibits.

(c)	None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Reliance Bancshares, Inc.:
We have audited the accompanying consolidated balance sheets of Reliance Bancshares, Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

March 26, 2010
St. Louis, Missouri

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and due from banks (note 2)	$11,928,668	14,366,579
Interest-earning deposits in other financial institutions	15,767,862	31,919,386
Federal funds sold	—	11,460,000
Investments in available-for-sale debt securities, at fair value (note 3)	284,119,556	193,888,492
Loans (notes 4 and 9)	1,140,881,275	1,255,198,940
Less —Deferred loan fees	(84,741)	(702,514)
Reserve for possible loan losses	(32,221,569)	(14,305,822)

Net loans	1,108,574,965	1,240,190,604

Premises and equipment, net (note 5)	42,210,536	44,143,317
Accrued interest receivable	5,647,887	5,424,108
Other real estate owned	29,085,943	15,289,170
Identifiable intangible assets, net of accumulated amortization of $107,229 and $90,941 at December 31, 2009 and 2008, respectively	137,090	153,378
Goodwill	1,149,192	1,149,192
Other assets (note 7)	38,085,885	16,004,992

	$1,536,707,584	1,573,989,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits (note 6):
Non-interest-bearing	$71,829,581	59,374,964
Interest-bearing	1,194,230,616	1,168,672,335

Total deposits	1,266,060,197	1,228,047,299
Short-term borrowings (note 8)	12,696,932	63,918,844
Long-term Federal Home Loan Bank borrowings (note 9)	104,000,000	136,000,000
Accrued interest payable	2,194,952	3,904,941
Other liabilities	2,086,079	2,509,254

Total liabilities	1,387,038,160	1,434,380,338

Commitments and contingencies (notes 13 and 14)
Stockholders’ equity (notes 11, 12, and 15):
Preferred stock, no par value; 2,000,000 shares authorized
Series A, 40,000 shares issued and outstanding at December 31, 2009	40,000,000	—
Series B, 2,000 shares issued and outstanding at December 31, 2009	2,000,000	—
Series C, 300 shares issued and outstanding at December 31, 2009	300,000	—
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,972,091 and 20,770,781 shares issued and outstanding at December 31, 2009 and 2008, respectively	5,243,023	5,192,696
Surplus	122,334,757	124,193,318
Retained earnings (accumulated deficit)	(19,796,396)	10,663,076
Treasury stock, 24,514 shares at December 31, 2008	—	(335,280)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	(411,960)	(104,930)

Total stockholders’ equity	149,669,424	139,608,880

	$1,536,707,584	1,573,989,218

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Interest income:
Interest and fees on loans (note 4)	$67,628,744	70,336,468	55,098,966
Interest on debt securities:
Taxable	7,638,510	6,159,384	6,564,513
Exempt from Federal income taxes	1,272,637	1,524,562	1,533,958
Interest on short-term investments	49,305	188,793	489,535

Total interest income	76,589,196	78,209,207	63,686,972

Interest expense:
Interest on deposits (note 6)	33,601,012	34,650,719	33,435,555
Interest on short-term borrowings (note 8)	356,258	2,290,008	2,380,580
Interest on long-term Federal Home Loan Bank borrowings (note 9)	5,047,542	4,774,541	1,792,913

Total interest expense	39,004,812	41,715,268	37,609,048

Net interest income	37,584,384	36,493,939	26,077,924
Provision for possible loan losses (note 4)	53,450,000	11,148,000	3,186,500

Net interest income after provision for possible loan losses	(15,865,616)	25,345,939	22,891,424

Noninterest income:
Service charges on deposit accounts	975,664	796,653	509,352
Net gains on sale of debt securities (note 3)	1,346,565	321,113	157,011
Other noninterest income (note 5)	1,602,853	1,564,769	1,309,433

Total noninterest income	3,925,082	2,682,535	1,975,796

Noninterest expense:
Salaries and employee benefits (note 10)	13,867,628	15,915,090	13,073,159
Other real estate expense	6,163,313	1,582,598	306,537
Occupancy and equipment expense (note 5)	4,256,769	4,503,125	3,388,327
FDIC assessments	2,745,432	912,093	561,579
Data processing	1,950,227	1,880,968	1,499,199
Writedown of investment securities (note 3)	340,957	—	—
Advertising	149,435	778,072	569,658
Amortization of intangible assets	16,288	16,288	16,288
Other noninterest expenses	4,556,340	3,839,356	2,875,560

Total noninterest expense	34,046,389	29,427,590	22,290,307

Income (loss) before applicable income taxes	(45,986,923)	(1,399,116)	2,576,913
Applicable income tax expense (benefit) (note 7)	(16,629,562)	(1,079,886)	461,966

Net income (loss)	$(29,357,361)	(319,230)	2,114,947

Per share amounts:
Basic earnings (loss) per share	$(1.41)	(0.02)	0.10
Basic weighted average shares outstanding	20,864,483	20,669,512	20,342,622
Diluted earnings (loss) per share	$(1.41)	(0.02)	0.10
Diluted weighted average shares outstanding	20,881,108	21,063,065	21,336,623

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Net income (loss)	$(29,357,361)	(319,230)	2,114,947

Other comprehensive income (loss) before tax:

Net unrealized gains (losses) on available-for-sale securities	540,407	(457,010)	1,239,613
Reclassification adjustment for:
Available-for-sale security gains included in net income (loss)	(1,346,565)	(321,113)	(157,011)
Writedown of investment securities included in net income (loss)	340,957	—	—

Other comprehensive income (loss) before tax	(465,201)	(778,123)	1,082,602
Income tax related to items of other comprehensive income (loss)	(158,171)	(264,562)	368,085

Other comprehensive income (loss), net of tax	(307,030)	(513,561)	714,517

Total comprehensive income (loss)	$(29,664,391)	(832,791)	2,829,464

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2009, 2008, and 2007

				Retained		Accumulated
				earnings		other	Total
	Preferred	Common		(accumulated	Treasury	comprehensive	stockholders’
	stock	stock	Surplus	deficit)	stock	income	equity
Balance at December 31, 2006	$—	4,892,812	110,042,307	8,867,359	—	(305,886)	123,496,592

Net income	—	—	—	2,114,947	—	—	2,114,947

Other activity (note 11)	—	277,707	13,287,210	—	—	—	13,564,917

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	714,517	714,517

Balance at December 31, 2007	—	5,170,519	123,329,517	10,982,306	—	408,631	139,890,973

Net loss	—	—	—	(319,230)	—	—	(319,230)

Other activity (note 11)	—	22,177	863,801	—	(335,280)	—	550,698

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(513,561)	(513,561)

Balance at December 31, 2008	—	5,192,696	124,193,318	10,663,076	(335,280)	(104,930)	139,608,880

Dividends on preferred stock	—	—	(545,000)	(1,102,111)	—	—	(1,647,111)

Net loss	—	—	—	(29,357,361)	—	—	(29,357,361)

Other activity (note 11)	42,300,000	50,327	(1,313,561)	—	335,280	—	41,372,046

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(307,030)	(307,030)

Balance at December 31, 2009	$42,300,000	5,243,023	122,334,757	(19,796,396)	—	(411,960)	149,669,424

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(29,357,361)	(319,230)	2,114,947
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,536,948	2,255,316	1,587,332
Provision for possible loan losses	53,450,000	11,148,000	3,186,500
Capitalized interest expense on construction	—	(85,984)	(571,239)
Deferred income tax benefit	(14,835,657)	(2,478,369)	(537,883)
Net gains on sale of debt securities, net of security write-downs	(1,005,608)	(321,113)	(157,011)
Net gain on sale of premises and equipment	(6,877)	—	—
Net losses on sales and writedowns of other real estate owned	4,818,900	611,916	118,183
Stock option compensation cost	504,553	560,895	449,020
Common stock awarded to directors	—	13,352	10,000
Amortization of restricted stock expense	50,959	191,786	43,214
Mortgage loans originated for sale in secondary market	(41,504,633)	(22,985,716)	(11,004,875)
Mortgage loans sold in secondary market	42,410,733	21,713,466	10,793,625
Decrease in accrued interest receivable	(223,779)	(464,479)	(547,299)
Increase (decrease) in accrued interest payable	(1,709,989)	248,828	916,971
Other operating activities, net	(7,504,840)	1,813,057	606,939

Net cash provided by operating activities	9,623,349	11,901,725	7,008,424

Cash flows from investing activities:
Purchase of available-for-sale debt securities	(312,966,915)	(129,466,958)	(25,619,513)
Proceeds from maturities and calls of available-for-sale debt securities	164,919,620	54,582,323	45,673,941
Proceeds from sales of available-for-sale debt securities	56,075,085	35,428,956	9,584,621
Net decrease (increase) in loans	54,030,361	(359,600,366)	(251,234,191)
Proceeds from sale of other real estate owned	4,627,290	691,040	2,699,813
Construction expenditures to finish other real estate owned	(13,786)	(67,828)	(129,825)
Proceeds from sale of premises and equipment	44,357	107,134	—
Purchase of prior liens on other real estate owned	—	—	(276,617)
Purchase of premises and equipment	(343,805)	(5,813,127)	(13,154,083)

Net cash used in investing activities	(33,627,793)	(404,138,826)	(232,455,854)

Cash flows from financing activities:
Net increase in deposits	38,012,898	393,470,850	155,979,444
Net increase (decrease) in short-term borrowings	(51,221,912)	(24,406,071)	17,862,394
Proceeds from long-term Federal Home Loan Bank borrowings	—	93,000,000	48,000,000
Payments of long-term Federal Home Loan Bank borrowings	(32,000,000)	(25,000,000)	(4,300,000)
Issuance of common stock	121,571	—	13,693,686
Issuance of preferred stock	40,300,000	—	—
Dividends on preferred stock	(1,647,111)	—	—
Purchase of treasury stock	(40,000)	(1,305,000)	(2,116,402)
Proceeds from sale of treasury stock	53,825	143,462	—
Stock options exercised	403,000	789,385	1,174,075
Payment of stock issuance costs	(27,262)	—	(29,508)

Net cash provided by (used in) financing activities	(6,044,991)	436,692,626	230,263,689

Net increase (decrease) in cash and cash equivalents	(30,049,435)	44,455,525	4,816,259
Cash and cash equivalents at beginning of period	57,745,965	13,290,440	8,474,181

Cash and cash equivalents at end of period	$27,696,530	57,745,965	13,290,440

Supplemental information:
Cash paid for:
Interest	$40,714,801	41,552,424	37,263,316
Income taxes	963,278	399,312	838,000
Noncash transactions:
Transfers to other real estate owned in settlement of loans	25,013,222	12,192,805	7,574,751
Loans made to facilitate the sale of other real estate owned	1,784,045	605,794	1,050,912
Tax benefit from sale of stock options exercised	5,400	131,809	340,832
Warrants exercised and issuance of Series B preferred stock	2,000,000	—	—
Stock issued for operating lease payments	—	25,009	—

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
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
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168), which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for annual or interim periods ending after September 15, 2009. SFAS No. 168 is not intended to change or alter existing GAAP and did not impact the Company’s financial condition, results of operations, or cash flows. The Company adopted SFAS No. 168 and has included the new Codification reference (ASC) in these consolidated financial statements for the year ended December 31, 2009.
Following is a description of the more significant accounting policies of the Company and Banks.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and Banks. All significant intercompany accounts and transactions have been eliminated in consolidation.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include due from banks, interest-earning deposits in other financial institutions (all of which are payable on demand), and Federal funds sold. Certain balances are maintained in other financial institutions that participate in the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee Program. Under this program, these balances are fully guaranteed by the FDIC through June 30, 2010. After this period, these balances will generally exceed the traditional level of deposits insured by the FDIC.
Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after the consolidated balance sheet date of December 31, 2009 through March 26, 2010, the date the financial statements were issued with the filing of the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission.
Investments in Debt Securities
The Banks classify their debt securities into one of three categories at the time of purchase: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near-term. Held-to-maturity securities are those debt securities which the Banks have the ability and intent to hold until maturity. All other debt securities not included in trading or held-to-maturity, and any equity securities, are classified as available-for-sale.
Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities (for which no securities were so designated at December 31, 2009 and 2008) would be recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts. Holding gains and losses on trading securities (for which no securities were so designated at December 31, 2009 and 2008) would be included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income in stockholders’ equity until realized. Transfers of securities between categories would be recorded at fair value at the date of transfer. Unrealized holding gains and losses would be recognized in earnings for transfers into the trading category.
Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Amortization of premiums and accretion of discounts for mortgage-backed securities are recognized as interest income using the interest method, which considers the timing and amount of prepayments of the underlying

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other-than-temporary will result in a charge to earnings and the establishment of a new cost basis for the security. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for impairment, the severity and duration of the impairment, changes in value after the balance sheet date, and forecasted performance of the investee.
Loans
Interest on loans is credited to income based on the principal amount outstanding. Loans are considered delinquent whenever interest and/or principal payments have not been received when due. The recognition of interest income is discontinued when, in management’s judgment, the interest will not be collectible in the normal course of business. Subsequent payments received on such loans are applied to principal if any doubt exists as to the collectibility of such principal; otherwise, such receipts are recorded as interest income. Loans are returned to accrual status when management believes full collectibility of principal and interest is expected. The Banks consider a loan impaired when all amounts due — both principal and interest — will not be collected in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. When measuring impairment for loans, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan; however, the Banks would measure impairment based on the fair value of the collateral, using observable market prices, if foreclosure was probable.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
evaluation of past losses, the current loan portfolio, and the current economic environment in which the borrowers of the Banks operate.
Management believes the reserve for possible loan losses is adequate to absorb losses in the loan portfolio based upon information available. While management uses available information to recognize losses on loans, future additions to the reserve may be necessary based on changes in economic conditions. Additionally, various regulatory agencies, as an integral part of the examination process, periodically review the Banks’ reserves for possible loan losses. Such agencies may require the Banks to add to the reserve for possible loan losses based on their judgments and interpretations about information available to them at the time of their examinations.
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment are computed over the expected lives of the assets, using the straight-line method. Estimated useful lives are 40 years for bank buildings and three to ten years for furniture, fixtures, and equipment. Expenditures for major renewals and improvements of premises and equipment (including related interest expense, which was $85,984 and $571,239 for the years ended December 31, 2008 and 2007, respectively) are capitalized, and those for maintenance and repairs are expensed as incurred.
Certain long-lived assets, such as premises and equipment, and certain identifiable intangible assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In such situations, recoverability of assets to be held and used would be measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets, using observable market prices. Assets to be disposed of would be reported at the lower of the carrying amount or estimated fair value, less estimated selling costs.
Other Real Estate Owned
Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure, for loans on which borrowers have defaulted as to payment of principal and interest. Properties acquired are initially recorded at the lower of the Banks’ carrying amount of the related loan or fair value, using observable market prices (less estimated selling costs). Valuations are performed periodically by management, and an allowance for losses is established by means of a charge to noninterest expense if the carrying value of a property exceeded its fair value, using observable market prices, less estimated selling costs. Subsequent increases in the fair value (less estimated selling costs) are recorded through a reversal of the allowance, but not below zero. Costs related to development and improvement of property are capitalized, while costs relating to holding the property are expensed.
Intangible Assets
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey in 2003, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at December 31, 2009 will be $16,288 for each of the next five years, and $55,650 thereafter.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The excess of the Company’s consideration given in its acquisition of The Bank of Godfrey over the fair value of the net assets acquired is recorded as goodwill, an intangible asset on the consolidated balance sheets. Goodwill is the Company’s only intangible asset with an indefinite useful life, and the Company is required to test the intangible asset for impairment on an annual basis. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. No impairment writedown was required in 2009, 2008, or 2007.
Federal Home Loan Bank Stock
Included in other assets at December 31, 2009 and 2008 are equity securities totaling $7,221,300 and $8,726,400, respectively, representing common stock of the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, which are administered by the Federal Housing Finance Agency. As members of the Federal Home Loan Bank System, the Banks must maintain minimum investments in the capital stock of their respective district Federal Home Loan Banks. The stock is recorded at cost, which represents redemption value. The Company’s Chief Financial Officer also serves as Vice Chairman on the Board of Directors of the Federal Home Loan Bank of Des Moines.
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
Income Taxes
The Company and Banks file consolidated Federal and state income tax returns. Applicable income tax expense is computed based on reported income and expenses, adjusted for permanent differences between reported and taxable income. Penalties and interest assessed by income taxing authorities would be included in income tax expense in the year assessed, unless such amounts relate to an uncertain tax position. The Company believes it had no uncertain tax positions at December 31, 2009 or 2008.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Mortgage Banking Operations
The Banks’ mortgage banking operations include the origination of long-term, fixed rate residential mortgage loans for sale in the secondary market. Upon receipt of an application for a residential real estate loan, the Banks generally lock the interest rate with the applicable investor and, at the same time, lock the interest rate with the customer. This practice minimizes the Banks’ exposure to risk resulting from interest rate fluctuations. Upon disbursement of the loan proceeds to the customer, the loan is delivered to the applicable investor. Sales proceeds are generally received within two to seven days later. Therefore, no loans held for sale are included in the Banks’ loan portfolios at any point in time, except those loans for which the sale proceeds have not yet been received. Such loans are maintained at the lower of cost or market value, based on the outstanding commitment from the applicable investors for such loans.
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

	Years Ended December 31,
	2009	2008	2007
Basic
Net income (loss)	$(29,357,361)	(319,230)	2,114,947

Weighted average common shares outstanding	20,864,483	20,669,512	20,342,622

Basic earnings (loss) per share	$(1.41)	(0.02)	0.10

Diluted
Net income (loss)	$(29,357,361)	(319,230)	2,114,947

Weighted average common shares outstanding	20,864,483	20,669,512	20,342,622
Effect of average dilutive stock options	16,625	393,553	994,001

Diluted weighted average common shares outstanding	20,881,108	21,063,065	21,336,623

Diluted earnings (loss) per share	$(1.41)	(0.02)	0.10

As of December 31, 2009, 2008 and 2007, options to purchase 2,091,266, 1,593,450, and 130,500 shares, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Stock Options
Compensation costs relating to share-based payment transactions are recognized in the Company’s consolidated financial statements over the period of service to which such compensation relates (generally the vesting period), and are measured based on the fair value of the equity or liability instruments issued. The grant date values of share options are estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost would be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
The weighted average fair value of options granted in 2008 and 2007 were $1.89 and $3.98, respectively, for an option to purchase one share of Company common stock. No value was ascribed to the options granted in 2009 as the option price significantly exceeded the market value of the stock on the grant date; however, the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted, including minimal or no volatility in the Company’s common stock price, expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the U.S. Treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
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
Reclassifications
Certain reclassifications have been made to the 2008 and 2007 consolidated financial statement amounts to conform to the 2009 presentation. Such reclassifications have no effect on the previously reported net income (loss) or stockholders’ equity.
Recent Accounting Pronouncements
Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurement. The Company uses fair value measurements to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, during the second quarter of 2009, the Company adopted ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability regardless of the valuation techniques used, the objective of a fair value measurement remains the same, i.e., fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and Federal agency securities and Federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•	Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or value assigned to such assets or liabilities.
While certain assets and liabilities may be recorded at the lower of cost or fair value as described above (e.g., impaired loans, loans held for sale, other real estate owned, etc.), the only assets or liabilities recorded at fair value on a recurring basis are the Company’s investments in available-for-sale debt securities. The Company’s available-for-sale debt securities are measured at fair value using Level 2 and 3 valuations. For all debt securities other than the other debt securities described below, the market valuation utilizes several sources which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category.
Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets during 2009 and 2008 and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that have been available have not been reliable for the purpose of determining fair value at any point during 2009 or 2008, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs fall into the Level 3 category because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions. The

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value, December 31, 2008	$1,416,729
Increase in fair value on certain TRUP CDOs	197,129
Impairment write-downs recognized	(340,957)
Principal payments received	(35,164)

Balance, at fair value, December 31, 2009	$1,237,737

During 2009, the FASB issued the following additional pronouncements that are applicable to the Company:
•	ASC 855, Subsequent Events – This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
•	ASC 320-10-65 regarding other-than-temporary impairment of investment securities – this recognition guidance applies to debt securities classified as available-for-sale and held-to-maturity that are subject to the other-than-temporary impairment guidance within ASC 320. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an entity shall assess whether the impairment is other-than-temporary. If an entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If an entity does not intend to sell the debt security, the entity shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the entity more likely than not will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment shall be considered to have occurred.

If the entity does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment shall be considered to have occurred. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists), and an other-than-temporary impairment shall be considered to have occurred. In such situations, the credit loss should be recorded through earnings as an other-than temporary impairment.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 2 — CASH AND DUE FROM BANKS
The Banks are required to maintain certain daily reserve balances of cash and due from banks in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 2009 and 2008 were $737,000 and $218,000, respectively.
NOTE 3 — INVESTMENTS IN DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair values of the Banks’ available-for-sale debt securities at December 31, 2009 and 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2009	cost	gains	losses	value
Obligations of U.S. Government agencies and corporations	$116,150,389	273,013	(978,159)	115,445,243
Obligations of state and political subdivisions	30,012,602	651,846	(12,863)	30,651,585
Other debt securities	3,697,211	—	(2,459,474)	1,237,737
Mortgage-backed securities	134,883,536	2,430,220	(528,765)	136,784,991

	$284,743,738	3,355,079	(3,979,261)	284,119,556

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
2008	cost	gains	losses	value
Obligations of U.S. Government agencies and corporations	$65,973,705	1,520,692	(6,577)	67,487,820
Obligations of state and political subdivisions	34,063,983	141,586	(525,473)	33,680,096
Other debt securities	6,298,345	—	(2,723,383)	3,574,962
Mortgage-backed securities	87,711,440	1,547,923	(113,749)	89,145,614

	$194,047,473	3,210,201	(3,369,182)	193,888,492

The amortized cost and estimated fair values of debt and equity securities classified as available-for-sale at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
Due one year or less	$2,969,306	3,045,745
Due one year through five years	39,272,868	39,513,531
Due five years through ten years	66,900,956	66,842,886
Due after ten years	40,717,072	37,932,403
Mortgage-backed securities	134,883,536	136,784,991

	$284,743,738	284,119,556

Provided below is a summary of available-for sale securities which were in an unrealized loss position at December 31, 2009. The obligations of U.S. Government agencies and corporations and mortgage-backed securities with unrealized losses at December 31, 2009 are primarily issued and guaranteed by the Federal Home Loan Bank, Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Obligations of states and political subdivisions in an unrealized loss position are primarily comprised of municipal bonds with adequate credit ratings, underlying collateral, and/or cash flow projections. The Banks have the ability and intent to hold these securities until such time as the unimpaired value recovers or the securities mature.
Included in other debt securities are TRUP CDOs (as defined in Note 1) with an amortized cost and fair value of $3,697,211 and $1,237,737, respectively, at December 31, 2009. The market for these securities at December 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as a minimal number of TRUP CDOs have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. During 2009, the level of defaults of the underlying financial institutions supporting certain of the TRUP CDOs increased to a level that resulted in an other-than-temporary impairment loss on such instruments. Accordingly, these TRUP CDOs were written down by $340,957.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
Obligations of U.S. Government agencies and corporations	$76,621,565	(978,159)	—	—	76,621,565	(978,159)
Obligations of states and political subdivisions	3,663,692	(12,863)	—	—	3,663,692	(12,863)
Other debt securities	—	—	1,237,737	(2,459,474)	1,237,737	(2,459,474)
Mortgage-backed securities	53,124,575	(528,399)	54,376	(366)	53,178,951	(528,765)

	$133,409,832	(1,519,421)	1,292,113	(2,459,840)	134,701,945	(3,979,261)

The carrying value of debt securities pledged to secure public funds, securities sold under repurchase agreements, certain borrowings, and for other purposes amounted to approximately $160,923,000 and $180,767,000 at December 31, 2009 and 2008, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $17,791,974 and $42,940,000 as additional collateral to secure public funds and for other purposes at December 31, 2009 and 2008, respectively.
During 2009, 2008, and 2007, certain available-for-sale securities were sold for proceeds totaling $56,075,085, $35,428,956, and $9,584,621, respectively, resulting in gross gains of $1,346,806, $342,864, and $164,037, respectively, and gross losses of $241, $21,751, and $7,026, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 4 — LOANS
The composition of the loan portfolio at December 31, 2009 and 2008 is as follows:

	2009	2008
Commercial:
Real estate	$797,054,385	843,312,225
Other	82,732,850	94,606,918
Real estate:
Construction	172,731,598	190,381,178
Residential	84,080,509	120,903,014
Held for sale	577,400	1,483,500
Consumer	3,654,463	4,485,070
Overdrafts	50,070	27,035

	$1,140,881,275	1,255,198,940

The Banks grant commercial, real estate, and consumer loans throughout the St. Louis, Missouri, Phoenix, Arizona, and Houston, Texas metropolitan areas and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. Loans outstanding and originated in Florida totaled $80,802,546 at December 31, 2009. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.
The aggregate amount of loans to executive officers and directors and loans made for the benefit of executive officers and directors was $62,282,603 and $69,023,878 at December 31, 2009 and 2008, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility. A summary of activity for loans to executive officers and directors for the year ended December 31, 2009 is as follows:

Balance, December 31, 2008	$69,023,878
New loans made	18,979,559
Payments received	(20,921,525)
Other	(4,799,309)

Balance, December 31, 2009	$62,282,603

Other changes represent changes in the composition of executive officers, directors, and their related entities which occurred in 2009.
At December 31, 2009, 2008, and 2007, the Banks had a total of $98,144,668, $34,896,410, and $17,747,610, respectively, of loans that were considered impaired, of which $57,227,968 $33,716,050 and $15,810,222, respectively, had the accrual of interest discontinued. At December 31, 2009, 2008, and 2007, $8,432,889, $6,329,024, and $3,691,953, respectively, of such impaired loans had no specific allocation of the reserve for possible loan losses allocated thereto. The Banks had allocated $16,742,007, $3,206,000, and $1,269,432 of the reserve for possible loan losses for all other impaired loans at December 31, 2009, 2008, and 2007, respectively. Had the Banks’ nonaccrual loans continued to accrue interest, the Banks would have earned additional income of $4,425,441, $1,716,845, and $928,759 during the years ended December 31, 2009, 2008, and 2007, respectively. The average balance of impaired loans for the years ended

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007 was $63,371,937, $18,655,899, and $8,092,288, respectively. Loans 90 days or more delinquent and still accruing interest totaled approximately $3,561,000, $1,180,000, and $1,937,000, at December 31, 2009, 2008, and 2007, respectively.
Transactions in the reserve for possible loan losses for the years ended December 31, 2009, 2008, and 2007 are summarized as follows:

	2009	2008	2007
Balance, January 1	$14,305,822	9,685,011	7,101,031
Provision charged to operations	53,450,000	11,148,000	3,186,500
Charge-offs	(37,114,551)	(6,553,417)	(650,787)
Recoveries of loans previously charged off	1,580,298	26,228	48,267

Balance, December 31	$32,221,569	14,305,822	9,685,011

NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31, 2009 and 2008 is as follows:

	2009	2008
Land	$8,721,656	8,721,656
Buildings and improvements	29,948,836	29,794,306
Furniture, fixtures, and equipment	9,217,411	9,062,346
Construction in progress	3,732,590	3,785,085

	51,620,493	51,363,393
Less accumulated depreciation	9,409,957	7,220,076

	$42,210,536	44,143,317

Amounts charged to noninterest expense for depreciation aggregated $2,239,106, $2,319,204, $1,749,397, for the years ended December 31, 2009, 2008, and 2007, respectively.
Certain of the Banks’ branch construction contracts have involved contracts for construction with a general contracting company that is majority-owned by one of the Company’s directors. All construction contracts entered into by the Company have been made under formal sealed bid processes. During the years ended December 31, 2009, 2008, and 2007, the Company paid $4,122, $715,470, and $3,618,941, respectively, to the construction company owned by the Company director for construction costs incurred.
Reliance Bank leases the land on which certain of its branch facilities have been built under noncancelable operating lease agreements that expire at various dates through 2026, with various options to extend the leases. Minimum rental commitments for payments under all noncancelable operating lease agreements at December 31, 2009 for each of the next five years, and in the aggregate, are as follows:

Year ending December 31:
2010	$713,549
2011	722,413
2012	693,892
2013	429,698
2014	432,613
Thereafter	4,949,060

Total minimum payments required	$7,941,225

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Banks have also leased temporary facilities for its various branches during the construction of the applicable new branch facilities. Total rent paid by the Company for 2009, 2008, and 2007 was $761,852, $750,113, and $600,517, respectively.
Reliance Bank leases out a portion of certain of its banking facilities to unaffiliated companies under noncancelable leases that expire at various dates through 2013. Minimum rental income under these noncancelable leases at December 31, 2009, for each of the next four years and in the aggregate, is as follows:

Year ending December 31:
2010	$261,289
2011	212,033
2012	35,618
2013	2,789

Total minimum payments required	$511,729

Total rental income recorded by the Banks included in other noninterest income in 2009, 2008, and 2007 totaled $288,100, $260,970, and $127,174, respectively.
NOTE 6 — DEPOSITS
A summary of interest-bearing deposits at December 31, 2009 and 2008 is as follows:

	2009	2008
Interest-bearing transaction accounts	$202,348,691	154,586,653
Savings	341,177,173	130,237,599
Other time deposits:
Less than $100,000	353,498,850	500,170,185
$100,000 and over	297,205,902	383,677,898

	$1,194,230,616	1,168,672,335

Deposits of executive officers, directors and their related interests at December 31, 2009 and 2008 totaled $14,687,238 and $6,266,523, respectively.
Interest expense on deposits for the years ended December 31, 2009, 2008, and 2007 is summarized as follows:

	2009	2008	2007
Interest-bearing transaction accounts	$2,084,080	3,787,690	6,750,382
Savings	7,369,936	942,446	1,797,088
Other time deposits:
Less than $100,000	14,439,151	16,252,548	13,520,495
$100,000 and over	9,707,845	13,668,035	11,367,590

	$33,601,012	34,650,719	33,435,555

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Following are the maturities of time deposits for each of the next five years and in the aggregate at December 31, 2009:

Year ending December 31:
2010	$453,690,875
2011	137,656,042
2012	28,658,946
2013	21,355,320
2014	2,467,942
Thereafter	6,875,627

$650,704,752

NOTE 7 — INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Current:
Federal income taxes	$(1,793,905)	1,545,625	990,414
State income taxes	—	(147,142)	9,435
Deferred income taxes	(14,835,657)	(2,478,369)	(537,883)

	$(16,629,562)	(1,079,886)	461,966

A reconciliation of expected income tax expense (benefit) computed by applying the Federal statutory rate of 34% to income (loss) before applicable income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
Expected statutory Federal income tax expense	$(15,635,554)	(475,699)	876,150
State income taxes, net of Federal benefit	—	(97,114)	6,227
Tax exempt interest and dividend income	(397,340)	(459,002)	(442,276)
Incentive stock options	115,244	115,759	69,705
Other, net	(711,912)	(163,830)	(47,840)

	$(16,629,562)	(1,079,886)	461,966

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009, 2008, and 2007 are presented below:

	2009	2008	2007
Deferred tax assets:
Amortization of start-up costs for tax purposes	$39,326	43,068	46,813
Reserve for possible loan losses	11,973,337	5,313,444	3,592,926
Operating loss carryforwards for tax reporting purposes	5,583,001	186,155	66,088
Stock option expense	203,610	203,610	134,947
Other real estate owned	1,152,721	211,176	7,883
Nonaccrual loan interest	1,841,692	679,081	—
Investment write-down	126,358	—	—
Unrealized net holding losses on available-for-sale securities	212,222	54,051	—
Other, net	336,357	—	—

Total deferred tax assets	21,468,624	6,690,585	3,848,657

Deferred tax liabilities:
Premises and equipment	(1,693,402)	(1,759,619)	(1,332,251)
Purchase adjustments	(53,219)	(59,542)	(65,865)
Unrealized net holding gains on available-for-sale securities	—	—	(210,507)
Other, net	—	(143,249)	(254,786)

Total deferred tax liabilities	(1,746,621)	(1,962,410)	(1,863,409)

Net deferred tax assets	$19,722,003	4,728,175	1,985,248

The Company is required to provide a valuation reserve on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation reserve at December 31, 2009, 2008, and 2007 due to management’s belief and analysis that future income levels should be sufficient to realize the net deferred tax assets recorded. At December 31, 2009, the Company has established deferred tax assets of $5,014,352 for net operating loss carryforwards for tax reporting purposes totaling $15,131,700, which will expire in 2029 if unused. The Company will receive a total of $2,019,898 for the carryback of net operating losses for tax reporting purposes from prior years. The Company has also established deferred tax assets for operating loss carryforwards for Florida state income tax reporting purposes totaling $565,114 for losses incurred by Reliance Bank, F.S.B. Such operating losses totaled $10,274,802 at December 31, 2009, and will expire if not used by 2023.
NOTE 8 — SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31, 2009 and 2008:

	2009	2008
Funds purchased	$—	10,000,000
Securities sold under repurchase agreements	12,696,932	46,918,844
Short-term note payable	—	7,000,000

	$12,696,932	63,918,844

Funds are purchased from the Federal Home Loan Bank of Des Moines and other financial institutions on a daily basis, when needed for liquidity. The Banks also sell securities under agreements to repurchase. Funds purchased and securities sold under repurchase agreements are

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
collateralized by debt securities with a net carrying value of approximately $48,728,000 and $76,211,000 at December 31, 2009 and 2008, respectively.
During 2008, the Company executed a short-term note payable for $7,000,000 with an unaffiliated financial institution. The note payable bore interest at 8.50% and was secured by all of the outstanding common stock of Reliance Bank. The note payable was repaid upon its maturity on March 31, 2009.
The average balances, maximum month-end amounts outstanding, average rates paid during the year, and average rates at year-end for funds purchased and securities sold under repurchase agreements and total short-term borrowings as of and for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Federal funds purchased and securities sold under repurchase agreements:
Average balance	$20,769,702	86,893,315	49,178,929
Maximum amount outstanding at any month-end	28,194,919	129,677,160	88,324,915
Average rate paid during the year	1.01%	2.45%	4.84%
Average rate at end of year	0.63%	1.42%	4.40%

Total short-term borrowings:
Average balance	$22,476,551	88,748,506	49,178,929
Maximum amount outstanding at any month-end	35,194,919	136,677,160	88,324,915
Average rate paid during the year	1.59%	2.58%	4.84%
Average rate at end of year	0.63%	2.19%	4.40%

NOTE 9 — LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
At December 31, 2009, the Banks had fixed rate advances outstanding with the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, maturing as follows:

		Weighted
		average
	Amount	rate
Due in 2010	$6,000,000	4.62%
Due in 2011	1,000,000	2.82%
Due in 2012	20,000,000	4.92%
Due in 2013	5,000,000	2.50%
Due in 2014	—	—
Due after 2014	72,000,000	3.43%

	$104,000,000

At December 31, 2009, Reliance Bank maintained a line of credit in the amount of $195,478,835 with the Federal Home Loan Bank of Des Moines and had availability under that line of $77,786,861. Federal Home Loan Bank of Des Moines advances are secured under a blanket agreement which assigns all Federal Home Loan Bank of Des Moines stock and one-to-four family and multi-family mortgage and commercial real estate loans. At December 31, 2009, Reliance Bank also maintained a line of credit and availability in the amount of $43,967,261 with the Federal Reserve Bank. The Federal Reserve Bank line of credit is secured with the assignment of construction loans. Additionally, at December 31, 2009, Reliance Bank, F.S.B. maintained a line of credit in the amount of $11,350,000 (of which $7,250,000 was available) with the Federal Home Loan Bank of Atlanta, secured by debt securities.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 10 — EMPLOYEE BENEFITS
The Company sponsors a contributory 401(k) savings plan to provide retirement benefits to eligible employees. Contributions made by the Company in 2009, 2008, and 2007 totaled $145,305, $292,353, and $216,206, respectively.
NOTE 11 — CAPITAL STOCK
The Company has authorized 40,000,000 shares of common stock with a par value of $0.25 per share. At December 31, 2009, 20,972,091 shares were issued and outstanding, with 2,594,360 shares reserved for issuance under the Company’s stock option programs. Holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a shareholder vote. Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors. In the event of liquidation of the Company, the holders of the Company’s common stock are entitled to share ratably in the remaining assets after payment of all liabilities and preferred shareholders as described below.
The Company has authorized 2,000,000 shares of no par preferred stock, with 42,300 shares issued and outstanding at December 31, 2009. Preferred stock may be issued by the Company’s Board of Directors from time to time, in series, at which time the terms of such series (par value per share, dividend rates and dates, cumulative or noncumulative, liquidation preferences, etc.) shall be fixed by the Board of Directors. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no additional funds, to the United States Department of the Treasury under its Troubled Assets Relief Program Capital Purchase Program authorized by the Emergency Economic Stabilization Act of 2008.
On November 10, 2009, the Company authorized 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series C for sale with an offering price of $1,000 per share. The offering was extended to existing shareholders who are accredited investors (as such term is defined in Regulation D of the Securities Act of 1933, as amended) and to other accredited investors to subscribe for and purchase shares of this series. At December 31, 2009, the Company had subscriptions and payments totaling $300,000 for the purchase of 300 shares.
The Series A preferred stock pays a dividend at the rate of 5% per annum for the first five years and 9% thereafter. Dividends are payable quarterly and each share has a liquidation amount of $1,000 and has liquidation rights in pari passu with other preferred stock and is paid in liquidation prior to the Company’s common stock. The Series B preferred stock pays a dividend at the rate of 9% per annum, payable quarterly and includes other provisions similar to the Series A preferred stock with liquidation at $1,000 per share. The Series C preferred stock pays a dividend at the rate of 7% per annum, payable quarterly and includes other provisions similar to the Series A preferred stock with liquidation at $1,000 per share.
Stock Option Plans
Various stock option plans have been adopted (both incentive stock option plans and nonqualified stock option plans) under which options to purchase shares of Company common stock may be granted to officers, employees and directors of the Company and its subsidiary banks. All options were authorized and granted at prices approximating or exceeding the fair value of the Company’s common stock at the date of grant. Various vesting schedules have been authorized for the options granted to date by the Company’s Board of Directors, including certain performance measures used to determine vesting of certain options granted. Options expire up to ten years from the date

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
of grant if not exercised. For certain of the options granted, the Company’s Board of Directors has the ability, at its sole discretion, to grant to key officers of the Company and Banks, the right to surrender their options held to the Company, in whole or in part, and to receive in exchange therefore, payment by the Company of an amount equal to the excess of the fair value of the shares subject to such options over the exercise price to acquire such options. Such payments may be made in cash, shares of Company common stock, or a combination thereof.
The weighted average option prices for the 2,091,266 and 2,226,450 options outstanding at December 31, 2009 and 2008, respectively, was $8.17 and $7.86, respectively. At December 31, 2009, options to purchase an additional 503,984 shares of Company common stock were available for future grants under the various plans.
Following is a summary of stock option activity for the years ended December 31, 2009 and 2008:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Balance at December 31, 2007	$7.31	1,648,200	$8.41	701,000
Granted	12.34	101,000	11.37	17,000
Forfeited	12.47	(54,750)	9.01	(45,000)
Exercised	5.60	(141,000)	—	—

Balance at December 31, 2008	7.61	1,553,450	8.44	673,000
Granted	7.50	102,250	7.50	500
Forfeited	9.47	(75,250)	11.82	(6,684)
Exercised	2.58	(156,000)	—	—

Balance at December 31, 2009	$8.05	1,424,450	$8.41	666,816

During 2008, the Company awarded 2,500 shares of restricted stock to an officer, which will vest over a three-year period. During 2009, the Company awarded 20,000 shares of restricted stock to two officers, which will vest over a three-year period. The awarded shares are being amortized over the estimated vesting periods.
The total intrinsic value of options exercised during 2009 and 2008 was $228,300 and $675,615, respectively. The average remaining contractual term for options exercisable as of December 31, 2009 was 3.5 years, with no intrinsic value at December 31, 2009. A summary of the activity of the non-vested options during 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2008	300,650	$3.40
Granted	102,750	—
Vested	(126,093)	3.67
Forfeited	(26,017)	2.69

Nonvested at December 31, 2009	251,290	1.95

As of December 31, 2009, the total unrecognized compensation expense related to nonvested stock options granted after January 1, 2006, was $101,547, and the related weighted average period over

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
which it is expected to be recognized is approximately 14 months. During 2009, 2008 and 2007, the Company recognized stock option expense of $504,553, $560,895, and $449,020, respectively.
Other Activity in Stockholders’ Equity
Following is a summary of other activity in the consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008, and 2007:

					Total
	Preferred	Common		Treasury	stockholders’
	stock	stock	Surplus	stock	equity
2009
Issuance of 40,000 shares of Series A preferred stock	$40,000,000	—	—	—	40,000,000
Issuance of 2,000 shares of Series B preferred stock	2,000,000	—	(2,000,000)	—	—
Issuance of 300 shares of Series C preferred stock	300,000	—	—	—	300,000
Stock issuance costs	—	—	(27,262)	—	(27,262)
Stock options exercised — 156,000 shares (19,604 shares from treasury)	—	34,099	210,485	158,416	403,000
Purchase of 10,000 common shares for treasury	—	—	—	(40,000)	(40,000)
Sale of stock to Employee Stock Purchase Plan — 59,824 shares (14,910 shares from treasury)	—	11,228	(52,696)	216,864	175,396
Compensation cost recognized for stock options granted	—	—	504,553	—	504,553
Tax benefit from sale of stock options exercised	—	—	5,400	—	5,400
Issuance of 20,000 shares of restricted stock to officers	—	5,000	(5,000)	—	—
Amortization of restricted stock	—	—	50,959	—	50,959

	$42,300,000	50,327	(1,313,561)	335,280	41,372,046

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Preferred	Common		Treasury
	stock	stock	Surplus	stock	Total
2008
Purchase of 105,324 common shares for treasury	$—	—	—	(1,305,000)	(1,305,000)
Issuance of shares as partial payment for certain operating leases (2,565 shares from treasury)		—	(5,771)	30,780	25,009
Stock options exercised — 141,000 shares (52,296 shares from treasury)	—	22,177	139,656	627,552	789,385
Tax benefit from sale of stock options exercised	—	—	131,809	—	131,809
Compensation cost recognized for stock options granted	—	—	560,895	—	560,895
Sale of stock to Employee Stock Purchase Plan (22,049 shares from treasury)	—	—	(121,126)	264,588	143,462
1,400 shares of common stock awarded to directors from treasury	—	—	(3,448)	16,800	13,352
Issuance of 2,500 shares of restricted stock to officer from treasury	—	—	(30,000)	30,000	—
Amortization of restricted stock	—	—	191,786	—	191,786

	$—	22,177	863,801	(335,280)	550,698

2007
Purchase of 177,951 common shares for treasury	$—	—	—	(2,116,402)	(2,116,402)
Issuance of 1,087,878 shares of common stock (99,810 shares from treasury)	—	247,017	12,366,090	1,080,579	13,693,686
Stock issuance costs	—	—	(29,508)	—	(29,508)
Stock options exercised — 180,100 shares (78,141 shares from treasury)	—	25,490	112,762	1,035,823	1,174,075
Tax benefit from sale of stock options exercised	—	—	340,832	—	340,832
Compensation cost recognized for stock options granted	—	—	449,020	—	449,020
800 shares of common stock awarded to directors	—	200	9,800	—	10,000
Issuance of 20,000 shares of restricted stock to officers	—	5,000	(5,000)	—	—
Amortization of restricted stock	—	—	43,214	—	43,214

	$—	277,707	13,287,210	—	13,564,917

NOTE 12 — PARENT COMPANY FINANCIAL INFORMATION
Subsidiary bank dividends are the principal source of funds for the payment of dividends by the Company to its stockholders and for debt servicing. The Banks are subject to regulation by regulatory authorities that require the maintenance of minimum capital requirements. As of December 31, 2009, there are no regulatory restrictions, other than the maintenance of minimum capital standards (as discussed in Note 15), as to the amount of dividends the Banks may pay.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Following are condensed balance sheets as of December 31, 2009 and 2008 and the related condensed schedules of operations and cash flows for each of the years in the three-year period ended December 31, 2009 of the Company (parent company only):

	2009	2008
Condensed Balance Sheets
Assets:
Cash	$7,305,628	1,158,121
Investment in subsidiary banks	140,167,588	143,729,239
Premises and equipment	792,360	797,008
Other assets	1,431,717	952,344

Total assets	$149,697,293	146,636,712

Liabilities:
Note payable	$—	7,000,000
Accrued expenses payable	27,869	27,832

Total liabilities	27,869	7,027,832
Total stockholders’ equity	149,669,424	139,608,880

Total liabilities and stockholders’equity	$149,697,293	146,636,712

	2009	2008	2007
Condensed Schedules of Operations
Revenue:
Interest on interest-earning deposits in subsidiary banks	$134,348	146,090	896,422
Other income	2,700	274	—

Total revenues	137,048	146,364	896,422

Expenses:
Interest expense	147,097	160,319	—
Salaries and employee benefits	498,463	302,163	575,027
Professional fees	167,557	171,503	272,372
Other expenses	358,155	396,894	310,787

Total expenses	1,171,272	1,030,879	1,158,186

Loss before income tax and equity in undistributed income (loss) of subsidiary banks	(1,034,224)	(884,515)	(261,764)
Income tax benefit	302,934	300,735	99,671

	(731,290)	(583,780)	(162,093)

Equity in undistributed income (loss) of subsidiary banks	(28,626,071)	264,550	2,277,040

Net income (loss)	$(29,357,361)	(319,230)	2,114,947

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2009	2008	2007
Condensed Schedules of Cash Flows
Cash flows from operating activities:
Net income (loss)	$(29,357,361)	(319,230)	2,114,947
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed income (loss) of subsidiary banks	28,626,071	(264,550)	(2,277,040)
Depreciation	4,648	10,944	—
Capitalized interest expense	—	(4,265)	(36,821)
Stock option compensation cost	184,061	228,399	244,004
Common stock awarded to directors	—	13,352	10,000
Other, net	(473,935)	30,821	108,328

Net cash provided by (used in) operating activities	(1,016,516)	(304,529)	163,418

Cash flows used in investing activities — capital injections into subsidiary banks	(25,000,000)	(17,000,000)	(20,000,000)

Cash flows from financing activities:
Proceeds from note payable	—	7,000,000	—
Repayment of note payable	(7,000,000)	—	—
Proceeds from sale of treasury stock	53,825	143,462	—
Purchase of treasury stock	(40,000)	(1,305,000)	(2,116,402)
Issuance of common stock	121,571	—	13,693,686
Issuance of preferred stock	40,300,000	—	—
Dividends on preferred stock	(1,647,111)	—	—
Stock options exercised	403,000	789,385	1,174,075
Payment of stock issuance costs	(27,262)	—	(29,508)

Net cash provided by financing activities	32,164,023	6,627,847	12,721,851

Net increase (decrease) in cash	6,147,507	(10,676,682)	(7,114,731)
Cash at beginning of year	1,158,121	11,834,803	18,949,534

Cash at end of year	$7,305,628	1,158,121	11,834,803

NOTE 13 – LITIGATION
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at December 31, 2009 and 2008:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2009	2008
Financial instruments for which contractual amounts represent:
Commitments to extend credit	$126, 088,501	229,216,837
Standby letters of credit	13,238,950	18,425,878

	$139,327,451	247,642,715

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 2009, $27, 700,230 were made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008:

	2009		2008
	Carrying	Estimated	Carrying	Estimated	Fair Value
	amount	fair value	amount	fair value	Measurements
Balance sheet assets:
Cash and due from banks	$11,928,668	11,928,668	14,366,579	14,366,579	Carrying value
Interest-earning deposits in other financial institutions	15,767,862	15,767,862	31,919,386	31,919,386	Carrying value
Federal funds sold	—	—	11,460,000	11,460,000	Carrying value
Investments in debt securities	284,119,556	284,119,556	193,888,492	193,888,492	Level 2 and 3 inputs
Loans, net	1,108,574,965	1,093,573,025	1,240,190,604	1,264,473,824	Level 3 inputs
Accrued interest receivable	5,647,887	5,647,887	5,424,108	5,424,108	Carrying value

	$1,426,038,938	1,411,036,998	1,497,249,169	1,521,532,389

Balance sheet liabilities:
Deposits	$1,266,060,197	1,279,372,223	1,228,047,299	1,256,972,456	Level 3 inputs
Short-term borrowings	12,696,932	12,696,932	63,918,844	63,918,844	Carrying value
Long-term Federal Home Loan Bank borrowings	104,000,000	127,515,065	136,000,000	152,070,910	Level 3 inputs
Accrued interest payable	2,194,952	2,194,952	3,904,941	3,904,941	Carrying value

	$1,384,952,081	1,421,779,172	1,431,871,084	1,476,867,151

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fair values are calculated using one or more input types, as described in Note 1. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Other Short-Term Instruments — For cash and due from banks, interest-earning deposits in other financial institutions, Federal funds sold, accrued interest receivable (payable), and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or reprice in a short time period.
Investments in Debt and Equity Securities — Fair values are based on quoted market prices or dealer quotes, except for TRUP CDOs. Given conditions in the debt markets at December 31, 2009, and the absence of observable transactions in the secondary and new issue markets, the few observable transactions and market quotations that are available for these instruments are not reliable for purposes of determining fair value at December 31, 2009, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs are classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs.
Loans — For certain homogeneous categories of loans, such as residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and with the same remaining maturities. The fair values of impaired loans is measured as the lower of the cost of the loan or fair value of the underlying collateral, using observable market prices.
Deposits — The fair value of demand deposits, savings accounts, and interest-bearing transaction account deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
Long-Term Borrowings — Rates currently available to the Company with similar terms and remaining maturities are used to estimate the fair value of existing long-term debt.
Commitments to Extend Credit and Standby Letters of Credit — The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms that are competitive in the markets in which it operates.
NOTE 15 — REGULATORY MATTERS
The Company and Banks are subject to various regulatory requirements administered by the Federal banking agencies, including those relating to capital. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
quantitative measures of the Company’s and Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Company management believes that, as of December 31, 2009, the Company and Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2009, the most recent notification from the applicable regulatory authorities categorized the Banks as well capitalized banks under the regulatory framework for prompt corrective action. To be categorized as a well capitalized bank, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Company management believes have changed the Banks’ risk categories.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, F.S.B. at December 31, 2009, 2008, and 2007 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands of dollars)
2009:
Total capital (to risk-weighted assets)
Consolidated	$146,809	11.38%	$103,198	≥8.0%	N/A	N/A
Reliance Bank	124,248	10.17%	97,691	≥8.0%	$122,113	≥10.0%
Reliance Bank, F.S.B.	14,390	18.52%	6,215	≥8.0%	7,769	≥10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$130,486	10.12%	$51,599	≥4.0%	N/A	N/A
Reliance Bank	108,965	8.92%	48,845	≥4.0%	$73,268	≥6.0%
Reliance Bank, F.S.B.	13,401	17.25%	3,108	≥4.0%	4,661	≥6.0%

Tier 1 capital (to average assets)
Consolidated	$130,486	8.52%	$61,244	≥4.0%	N/A	N/A
Reliance Bank	108,965	7.62%	57,211	≥4.0%	$71,514	≥5.0%
Reliance Bank, F.S.B.	13,401	13.57%	3,952	≥4.0%	4,940	≥5.0%

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
On November 30, 2009, Reliance Bank’s Board of Directors entered into an Agreement (the Agreement) with the Missouri Division of Finance and the Federal Deposit Insurance Corporation (FDIC) to, among other things, (a) develop a plan to reduce the level of risk in each criticized asset aggregating $2,000,000 or more included in the September 21, 2009 Missouri Division of Finance examination report; (b) maintain the reserve for possible loan losses at a level which is reasonable in relation to the degree of risk inherent in the Bank’s loan portfolio; (c) develop and adopt policies and procedures designed to identify and monitor concentrations of credit, including out-of-territory loans and loan participations purchased; (d) formulate plans to reduce the Bank’s concentrations of credit, particularly in commercial real estate and land acquisition and development lending; (e) review and revise the Bank’s formal loan policy to address weaknesses noted in the September 21, 2009 Missouri Division of Finance examination report; (f) cease making or extending any loans which might violate the Bank’s written loan policy, except in those instances in which the Board of Directors has made a prior determination that a variance from loan

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
policy is in the best interests of the Bank, with such Board decisions appropriately documented in the minutes of the Board of Director meetings; (g) develop a formal written profit plan, which will provide a three-year budget projection for asset growth and dividend payouts to ensure Tier 1 leverage capital is maintained at least a 7% level; and (h) maintain a Tier 1 leverage capital ratio of at least 7%, and other capital ratios such that the Bank will remain well-capitalized, and not pay any dividends, management fees or bonuses, or increase any executive salary or other compensation that would reduce the Bank to a level below a well-capitalized status.
On February 10, 2010, Reliance Bank, FSB’s Board of Directors entered into a Memorandum of Understanding (the OTS MOU) with the Office of Thrift Supervision (OTS) to, among other things, (a) develop a business plan for the years ended December 31, 2010, 2011, and 2012 which shall include (1) strategies to preserve and enhance the Bank’s capital sufficient to meet its needs and support its risk profile; (2) achieve core profitability by the end of 2010; and (3) establish and maintain Board-approved loan concentration limits expressed as a percentage of risk-based capital that takes into account the Bank’s current capital position, local and regional market conditions, and the credit risks posed by higher risk loans; (b) continue to take steps to identify, classify, and properly account for problem assets, including but not limited to (1) conducting periodic asset quality reviews to identify and assign appropriate classifications to all problem assets; (2) performing analyses on all impaired assets identified by the review required by subparagraph (b)(1) above; and (3) estimating potential losses in identified problem assets, while establishing an appropriate reserve for loan losses for all classified assets; (c) develop a detailed, written plan with specific strategies, targets, and timeframes to reduce the Bank’s level of criticized assets; (d) review the adequacy of the Bank’s reserve for loan losses policies, procedures and methodologies on at least an annual basis to ensure the timely establishment and maintenance of an adequate reserve for loan losses account balance; (e) identify and monitor all loan modifications and troubled debt restructurings, with delinquent loans that are modified being classified as substandard and placed on nonaccrual status for at least six months; (f) prohibit the increase in the dollar amount of brokered deposits; (g) analyze the major differences in and bases for significant differences in the value of assets, liabilities, and off-balance-sheet positions calculated by the OTS Net Portfolio Value and the Bank’s internal economic value of equity model; and (h) correct all deficiencies and weaknesses identified in the October 5, 2009 OTS report of examination.
On March 16, 2010, the Company entered into a Memorandum of Understanding (the Fed MOU) with the Federal Reserve Bank of St. Louis (the Federal Reserve) requiring the Company to, among other things, (a) utilize its financial and managerial resources to assist the Banks in addressing weaknesses identified during their most recent regulatory examinations, and achieving/maintaining compliance with any supervisory action between the Banks and their primary regulators; (b) declare no corporate dividends without the prior written approval of the Federal Reserve; (c) incur no additional debt without the prior written approval of the Federal Reserve; and (d) make no distributions of interest or other sums on its preferred stock without the prior written approval of the Federal Reserve.
While no absolute assurance can be given, management of the Company and Banks believe the necessary actions have been or are being taken toward complying with the provisions of the Agreement and OTS and Fed MOUs. It is not presently determinable what actions, if any, the banking regulators might take if the provisions of the Agreement and OTS and Fed MOUs are not complied within the specific time periods required.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 16 — QUARTERLY FINANCIAL INFORMATION (unaudited)
Following is a summary of quarterly financial information for the years ended December 31, 2009, 2008, and 2007:

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2009:
Total interest income	$19,984,244	19,275,666	18,892,020	18,437,266	76,589,196
Total interest expense	10,975,234	9,992,569	9,095,271	8,941,738	39,004,812

Net interest income	9,009,010	9,283,097	9,796,749	9,495,528	37,584,384
Provision for possible losses	2,250,000	14,000,000	11,450,000	25,750,000	53,450,000
Noninterest income	534,770	663,518	1,513,598	1,213,196	3,925,082
Noninterest expense	7,241,132	8,698,061	8,726,761	9,380,435	34,046,389

Income (loss) before applicable income taxes	52,648	(12,751,446)	(8,866,414)	(24,421,711)	(45,986,923)
Applicable income taxes	(38,226)	(4,378,551)	(3,091,023)	(9,121,762)	(16,629,562)

Net income (loss)	$90,874	(8,372,895)	(5,775,391)	(15,299,949)	(29,357,361)

Weighted average shares outstanding:
Basic	20,746,267	20,855,898	20,918,020	20,935,083	20,864,483
Diluted	20,818,840	20,859,102	20,918,020	20,935,083	20,881,108

Earnings (loss) per share:
Basic	$ <0.01	(0.40)	(0.28)	(0.73)	(1.41)
Diluted	<0.01	(0.40)	(0.28)	(0.73)	(1.41)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2008:
Total interest income	$18,037,013	18,696,397	20,643,965	20,831,832	78,209,207
Total interest expense	10,196,305	10,036,168	10,610,768	10,872,027	41,715,268

Net interest income	7,840,708	8,660,229	10,033,197	9,959,805	36,493,939
Provision for possible losses	1,132,000	5,607,000	1,800,000	2,609,000	11,148,000
Noninterest income	730,079	832,034	685,387	435,035	2,682,535
Noninterest expense	7,079,589	7,770,425	7,800,871	6,776,705	29,427,590

Income (loss) before applicable income taxes	359,198	(3,885,162)	1,117,713	1,009,135	(1,399,116)
Applicable income taxes	49,100	(1,514,610)	266,621	119,003	(1,079,886)

Net income (loss)	$310,098	(2,370,552)	851,092	890,132	(319,230)

Weighted average shares outstanding:
Basic	20,668,304	20,673,419	20,687,321	20,728,599	20,669,512
Diluted	21,227,572	21,119,050	20,920,384	20,865,356	21,063,065

Earnings (loss) per share:
Basic	$0.02	(0.11)	0.04	0.04	(0.02)
Diluted	0.01	(0.11)	0.04	0.04	(0.02)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2007:
Total interest income	$14,530,068	15,550,720	16,475,736	17,130,448	63,686,972
Total interest expense	8,650,584	9,122,711	9,775,314	10,060,439	37,609,048

Net interest income	5,879,484	6,428,009	6,700,422	7,070,009	26,077,924
Provision for possible losses	390,000	500,000	1,515,000	781,500	3,186,500
Noninterest income	421,535	523,319	453,170	577,772	1,975,796
Noninterest expense	4,976,050	5,298,860	5,547,260	6,468,137	22,290,307

Income before applicable income taxes	934,969	1,152,468	91,332	398,144	2,576,913
Applicable income taxes	239,566	317,624	(72,866)	(22,358)	461,966

Net income	$695,403	834,844	164,198	420,502	2,114,947

Weighted average shares outstanding:
Basic	19,573,670	20,475,731	20,654,884	20,650,935	20,342,622
Diluted	20,432,149	21,496,676	21,704,099	21,675,890	21,336,623

Earnings per share:
Basic	$0.04	0.04	0.01	0.02	0.10
Diluted	0.03	0.04	0.01	0.02	0.10

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

Date: March 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jerry S. Von Rohr Jerry S. Von Rohr	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 26 2010

/s/ Dale E. Oberkfell Dale E. Oberkfell	Principal Financial and Principal Accounting Officer	March 26, 2010

/s/ Robert M. Cox, Jr.	Director	March 26, 2010

Robert M. Cox, Jr.

/s/ Richard M. Demko	Director	March 26, 2010

Richard M. Demko

Name	Title	Date

/s/ Patrick R. Gideon	Director	March 26, 2010

Patrick R. Gideon

/s/ Barry D. Koenemann	Director	March 26, 2010

Barry D. Koenemann

/s/ Fortis M. Lawder	Director	March 26, 2010

Fortis M. Lawder

/s/ Earl G. Lindenberg	Director	March 26, 2010

Earl G. Lindenberg

/s/ Gary R. Parker	Director	March 26, 2010

Gary R. Parker

/s/ James E. SanFilippo	Director	March 26, 2010

James E. SanFilippo

/s/ Lawrence P. Keeley, Jr.	Director	March 26, 2010

Lawrence P. Keeley, Jr.

/s/ David R. Spence	Director	March 26, 2010

David R. Spence

/s/ Scott A. Sachtleben	Director	March 26, 2010

Scott A. Sachtleben

Index to Exhibits
3.1	Restated Articles of Incorporation of Reliance Bancshares, Inc. (filed as Exhibit 3.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.2	Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.3	Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series A, of Reliance Bancshares, Inc. (filed as Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.4	Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.2 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.5	Corrected Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.3 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.6	Notice of Exempt Offerings of Securities for the issuance of Perpetual Convertible Preferred Stock, no par value, Series C. (Filed as Form D with the SEC on December 18, 2009 (File No. 021-137031) and incorporated herein by reference).

10.1	Employment Agreement between Reliance Bancshares, Inc. and Jerry S. Von Rohr, dated July 29, 1998 (filed as Exhibit 10.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.2	Assignment of Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Jerry S. Von Rohr, dated June 16, 1999 (filed as Exhibit 10.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.3	First Amendment to Employment Agreement between Reliance Bank and Jerry S. Von Rohr, dated September 1, 2001 (filed as Exhibit 10.3 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.4	Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Dale E. Oberkfell, dated March 21, 2005 (filed as Exhibit 10.4 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.5	Data Processing Services Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated August 10, 2005 (filed as Exhibit 10.5 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.6	Data Processing Services Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated June 23, 2005 (filed as Exhibit 10.6 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.7	2001 Incentive Stock Option Plan (filed as Exhibit 10.8 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.8	2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.9 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.9	First Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.10 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.10	Second Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.11 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.11	2003 Incentive Stock Option Plan (filed as Exhibit 10.12 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.12	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.13	First Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.14 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.14	Second Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.15 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.15	2004 Non-Qualified Stock Option Plan (filed as Exhibit 10.16 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.16	2005 Incentive Stock Option Plan (filed as Exhibit 10.17 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.17	2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.18 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.18	First Amendment of the 2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.19	Agreement of Compensation Package between Jerry S. Von Rohr and the Compensation Committee of Reliance Bancshares, Inc., dated December 14, 2005 (filed as Exhibit 10.20 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.20	Reliance Bancshares, Inc. 2005 Employee Stock Purchase Plan (filed as Exhibit 10.21 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.21	2007 Non-Qualified Stock Option Plan (filed as Exhibit 10.26 to the registrant’s Amendment No. 2 to its Form 10 (File No. 000-52588) filed on July 19, 2007 and incorporated herein by reference).

10.22	Check 21 Exchange Services Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated January 31, 2006 (filed as Exhibit 10.22 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.23	Software License and Support Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated January 31, 2006 (filed as Exhibit 10.23 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.24	Check 21 Exchange Services Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated November 15, 2005 (filed as Exhibit 10.24 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.25	Software License Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated November 15, 2005 (filed as Exhibit 10.25 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.26	Letter Agreement dated February 13, 2009 including the Securities Purchase Agreement — Standard Terms incorporated by reference therein between the Company and the Treasury (filed as Exhibit 4.3 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.27	Form of Omnibus Agreement between Reliance Bancshares, Inc. and each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.28	Waivers executed by each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

14.1	Reliance Bancshares, Inc. Code of Conduct and Ethics (filed as Exhibit 14.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

21.1*	Subsidiaries of Reliance Bancshares, Inc.

31.1*	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.