Form 10-Q
period 2010-03-31
Reliance Bancshares, Inc.
filed 2010-05-14
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2010, the Registrant had 21,023,694 shares of outstanding Class A common stock, $0.25 par value; 40,000 shares of outstanding Class A preferred stock, no par value; 2,000 shares of outstanding Class B preferred stock, no par value; and 380 shares of outstanding Class C preferred stock, no par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

Part I — Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
March 31, 2010 and 2009 and December 31, 2009

	March 31,
			December 31,
	2010	2009	2009
	(unaudited)
ASSETS
Cash and due from banks	$11,488,611	9,900,850	11,928,668
Interest-earning deposits in other financial institutions	43,486,792	2,820,878	15,767,862
Federal funds sold	—	1,351,000	—
Investments in available-for-sale debt and equity securities, at fair value	238,712,309	288,723,123	284,119,556
Loans	1,104,653,035	1,235,360,011	1,140,881,275
Less — Deferred loan fees/costs	(43,964)	(612,034)	(84,741)
Reserve for possible loan losses	(32,717,084)	(14,196,047)	(32,221,569)

Net loans	1,071,891,987	1,220,551,930	1,108,574,965

Premises and equipment, net	41,686,176	43,687,967	42,210,536
Accrued interest receivable	5,290,542	6,653,744	5,647,887
Other real estate owned	33,451,884	15,489,980	29,085,943
Identifiable intangible assets, net of accumulated amortization of $111,301, $95,013 and $107,229 at March 31, 2010 and 2009, and December 31, 2009, respectively	133,018	149,306	137,090
Goodwill	1,149,192	1,149,192	1,149,192
Other assets	37,724,360	16,681,404	38,085,885

	$1,485,014,871	1,607,159,374	1,536,707,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$57,287,630	52,601,034	71,829,581
Interest-bearing	1,155,394,912	1,214,792,775	1,194,230,616

Total deposits	1,212,682,542	1,267,393,809	1,266,060,197
Short-term borrowings	19,776,971	17,157,546	12,696,932
Long-term Federal Home Loan Bank borrowings	99,000,000	136,000,000	104,000,000
Accrued interest payable	1,954,220	3,591,620	2,194,952
Other liabilities	3,377,511	2,771,897	2,086,079

Total liabilities	1,336,791,244	1,426,914,872	1,387,038,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000,000	40,000,000	40,000,000
Series B, 2,000 shares issued and outstanding	2,000,000	2,000,000	2,000,000
Series C, 380 and 300 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	380,000	—	300,000
Common stock, $0.25 par value; 40,000,000 shares authorized, 20,972,091, 20,770,781, and 20,972,091 shares issued and outstanding at March 31, 2010, March 31, 2009, and December 31, 2009, respectively	5,243,023	5,192,696	5,243,023
Surplus	121,888,348	122,331,181	122,334,757
Retained earnings (accumulated deficit)	(22,295,101)	10,753,950	(19,796,396)
Treasury stock, 24,514 shares at March 31, 2009	—	(335,280)	—
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	1,007,357	301,955	(411,960)

Total stockholders’ equity	148,223,627	180,244,502	149,669,424

	$1,485,014,871	1,607,159,374	1,536,707,584

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2010 and 2009
(unaudited)

	2010	2009
Interest income:
Interest and fees on loans	$15,452,027	17,671,243
Interest on debt securities:
Taxable	1,833,350	1,955,985
Exempt from Federal income taxes	306,262	340,054
Interest on short-term investments	16,555	16,963

Total interest income	17,608,194	19,984,245

Interest expense:
Interest on deposits	5,790,589	9,482,976
Interest on short-term borrowings	30,419	260,288
Interest on long-term Federal Home Loan Bank borrowings	968,919	1,231,970

Total interest expense	6,789,927	10,975,234

Net interest income	10,818,267	9,009,011
Provision for possible loan losses	7,692,000	2,250,000

Net interest income after provision for possible loan losses	3,126,267	6,759,011

Noninterest income:
Service charges on deposit accounts	224,476	207,638
Net gains on sale of debt securities	64,691	—
Other noninterest income	365,415	327,131

Total noninterest income	654,582	534,769

Noninterest expense:
Salaries and employee benefits	3,264,982	3,880,456
Occupancy and equipment expense	1,087,020	1,125,932
Other real estate expense	1,373,787	309,663
FDIC assessments	784,518	503,533
Data processing	432,543	474,674
Amortization of intangible assets	4,072	4,072
Other noninterest expenses	807,590	942,802

Total noninterest expense	7,754,512	7,241,132

Income (loss) before applicable income taxes	(3,973,663)	52,648
Applicable income tax benefit	(1,474,958)	(38,226)

Net income (loss)	$(2,498,705)	90,874

Per share amounts:
Basic earnings (loss) per share	$(0.12)	< 0.01
Basic weighted average shares outstanding	20,972,091	20,746,267
Diluted earnings (loss) per share	$(0.12)	<0.01
Diluted weighted average shares outstanding	20,972,091	20,818,840

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2010 and 2009
(unaudited)

	2010	2009
Net income (loss)	$(2,498,705)	90,874

Other comprehensive income before tax:

Net unrealized holding gains on available-for-sale securities	2,215,171	616,492

Reclassification adjustments on available-for-sale security gains included in net loss	(64,691)	—

Other comprehensive income before tax	2,150,480	616,492

Income tax related to items of other comprehensive income	731,163	209,607

Other comprehensive income, net of tax	1,419,317	406,885

Total comprehensive income (loss)	$(1,079,388)	497,759

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2010 and 2009
(unaudited)

						Accumulated	Total
				Retained earnings		other	stock-
	Preferred	Common		(accumulated	Treasury	comprehensive	holders’
	stock	stock	Surplus	deficit)	stock	income	equity
Balance at December 31, 2008	$—	5,192,696	124,193,318	10,663,076	(335,280)	(104,930)	139,608,880

Net income	—	—	—	90,874	—	—	90,874

Issuance of 40,000 shares of Series A preferred stock	40,000,000	—	—	—	—	—	40,000,000

Exercise of warrants for 2,000 shares of Series B preferred stock	2,000,000	—	(2,000,000)	—	—	—	—

Stock issuance costs	—	—	(7,422)	—	—	—	(7,422)

Compensation cost recognized for stock options granted	—	—	137,785	—	—	—	137,785

Amortization of restricted stock	—	—	7,500	—	—	—	7,500

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	406,885	406,885

Balance at March 31, 2009	$42,000,000	5,192,696	122,331,181	10,753,950	(335,280)	301,955	180,244,502

Balance at December 31, 2009	$42,300,000	5,243,023	122,334,757	(19,796,396)	—	(411,960)	149,669,424

Net loss	—	—	—	(2,498,705)	—	—	(2,498,705)

Issuance of 80 shares of Series C preferred stock	80,000	—	—	—	—	—	80,000

Dividends on preferred stock	—	—	(548,891)	—	—	—	(548,891)

Stock issuance costs	—	—	(8,906)	—	—	—	(8,906)

Stock option expense	—	—	96,857	—	—	—	96,857

Amortization of restricted stock	—	—	14,531	—	—	—	14,531

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	1,419,317	1,419,317

Balance at March 31, 2010	$42,380,000	5,243,023	121,888,348	(22,295,101)	—	1,007,357	148,223,627

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,498,705)	90,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	946,072	1,288,475
Provision for possible loan losses	7,692,000	2,250,000
Net gains on sale of debt securities	(64,691)	—
Net losses on sales and writedowns of other real estate owned	774,301	110,000
Stock option compensation cost	96,857	137,785
Amortization of restricted stock expense	14,531	7,500
Mortgage loans originated for sale in the secondary market	(5,082,589)	(10,770,860)
Mortgage loans sold in the secondary market	4,802,789	11,366,360
Decrease (increase) in accrued interest receivable	357,345	(1,229,636)
Decrease in accrued interest payable	(240,732)	(313,321)
Other operating activities, net	921,794	(535,429)

Net cash provided by operating activities	7,718,972	2,401,748

Cash flows from investing activities:
Purchase of available-for-sale debt securities	(11,087,421)	(153,186,749)
Proceeds from maturities and calls of available-for-sale debt securities	51,565,291	58,177,906
Proceeds from sales of available-for-sale debt securities	6,738,269	—
Net decrease in loans	23,513,337	16,271,700
Proceeds from sale of other real estate owned	617,199	222,972
Construction expenditures to finish other real estate owned	—	(12,308)
Purchase of premises and equipment, net	(11,361)	(126,296)

Net cash provided by (used in) investing activities	71,335,314	(78,652,775)

Cash flows from financing activities:
Net increase (decrease) in deposits	(53,377,655)	39,346,510
Net increase (decrease) in short-term borrowings	7,080,039	(46,761,298)
Payments of long-term Federal Home Loan Bank borrowings	(5,000,000)	—
Issuance of preferred stock	80,000	40,000,000

Dividends on preferred stock	(548,891)	—
Payment of stock issuance costs	(8,906)	(7,422)

Net cash provided by (used in) financing activities	(51,775,413)	32,577,790

Net increase (decrease) in cash and cash equivalents	27,278,873	(43,673,237)
Cash and cash equivalents at beginning of period	27,696,530	57,745,965

Cash and cash equivalents at end of period	$54,975,403	14,072,728

Supplemental information:
Cash paid for interest	$7,030,659	11,288,555
Noncash transactions:
Warrant exercise and issuance of Series B preferred stock	—	2,000,000
Transfers to other real estate owned in settlement of loans	5,757,441	672,985
Loans made to facilitate the sale of other real estate owned	—	151,511

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes Interim Condensed Consolidated Financial Statements
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications have no effect on previously reported net loss or stockholders’ equity.
Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in the Company’s previously issued Annual Report on Form 10-K.
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
Notes to Interim Condensed Consolidated Financial Statements
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common stock. Such costs are recorded as a reduction of equity capital.
Subsequent Events
The Company has evaluated subsequent events after the consolidated balance sheet date of March 31, 2010 through May 14, 2010, the date the financial statements were issued with the filing of this Form 10-Q with the Securities and Exchange Commission.
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

	Three Months Ended March 31,
	2010	2009
Basic
Net income (loss)	$(2,498,705)	90,874

Weighted average common shares outstanding	20,972,091	20,746,267

Basic earnings (loss) per share	$(0.12)	< 0.01

Diluted
Net income (loss)	$(2,498,705)	90,874

Weighted average common shares outstanding	20,972,091	20,746,267
Effect of dilutive stock options	—	72,573

Diluted weighted average common shares outstanding	20,972,091	20,818,840

Diluted earnings (loss) per share	$(0.12)	< 0.01

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at March 31, 2010 will be $4,072 per quarter until completely amortized.
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
No value was ascribed to the options granted in the first quarter of 2009 as the option price significantly exceeded the market value of the stock on the grant date; however, the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted, including minimal or no volatility in the Company’s common stock price, expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the U.S. Treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
Following is a summary of the Company’s stock option activity for the three-month periods ended March 31, 2010 and 2009:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Three Months Ended March 31, 2009:
Balance at December 31, 2008	$7.61	1,553,450	$7.98	673,000
Granted	7.50	102,250	7.50	500
Exercised	8.81	(59,500)	—	—

Balance at March 31, 2009	$7.56	1,596,200	$7.98	673,500

Three Months Ended March 31, 2010:
Balance at December 31, 2009	$8.05	1,424,450	$8.41	666,816
Forfeited	10.44	(12,250)	11.88	(5,816)

Balance at March 31, 2010	$8.03	1,412,200	$8.38	661,000

The weighted average option prices for the 2,073,200 and 2,269,700 options outstanding at March 31, 2010 and 2009, were $8.14 and $7.68, respectively. At March 31, 2010, options to purchase an additional 522,050 shares of Company common stock were available for future grants under the various plans.
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at March 31, 2010:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$117,792,139
Standby letters of credit	13,172,904

$130,965,043

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at March 31, 2010, $22,089,331 were made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010:

	Carrying	Estimated	Fair value
	amount	fair value	measurements
Balance sheet assets:
Cash and due from banks	$54,975,403	$54,975,403	Carrying value
Investment in debt securities	238,712,309	238,712,309	Level 2 and 3 inputs
Loans, net	1,071,891,987	1,081,954,920	Level 3 inputs
Accrued interest receivable	5,290,542	5,290,542	Carrying value

	$1,370,870,241	$1,380,933,174

Balance sheet liabilities:
Deposits	$1,212,682,542	$1,223,712,780	Level 3 inputs
Short-term borrowings	19,776,971	19,776,971	Carrying value
Long-term Federal Home
Loan Bank borrowings	99,000,000	120,234,818	Level 3 inputs
Accrued interest payable	1,954,220	1,954,220	Carrying value

	$1,333,413,733	$1,365,678,789

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
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
The following is a description of valuation methodologies used for assets recorded at fair value:
Cash and Other Short-Term Instruments – For cash and due from banks (including interest-earning deposits in other financial institutions), Federal funds sold, accrued interest receivable (payable), and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or reprice in a short time period.
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
Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at March 31, 2010, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at March 31, 2010, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2009	$1,237,737
Increase in fair value	27,328
Payments in kind	4,572
Principal payments received	(3,550)

Balance, at fair value on March 31, 2010	$1,266,087

Loans – The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. At March 31, 2010, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 2 category. The total principal balance of impaired loans measured at fair value at March 31, 2010 was $107,178,682.
Deposits – The fair value of demand deposits, savings accounts, and interest-bearing transaction account deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
Long-Term Borrowings – Rates currently available to the Company with similar terms and remaining maturities are used to estimate the fair value of existing long-term debt.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
Commitments to Extend Credit and Standby Letters of Credit – The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms that are competitive in the markets in which it operates.

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) as of and for the three-month periods ended March 31, 2010 and 2009. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and the consolidated financial statements as of and for the year ended December 31, 2009, included in our most recent annual report on Form 10-K.
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
Forward-Looking Statements
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in our most recent Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent SEC filings. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report, unless otherwise required by applicable rules.
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 23 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through March 31, 2010, Reliance Bank has added 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPOs”) in Houston, Texas and Phoenix, Arizona and has grown its total assets, loans and deposits to $1.4 billion, $1.0 billion, and $1.1 billion, respectively, at March 31, 2010.
Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. The Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened an LPO in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank LPO were transferred to Reliance Bank, FSB. Since its opening in 2006, Reliance Bank, FSB has added three branch locations in southwestern Florida, and has grown its total assets, loans, and deposits to $99.3 million, $64.1 million, and $76.3 million, respectively, at March 31, 2010.
At March 31, 2010, Reliance Bank’s total assets, total revenues, and net loss represented 93.35%, 93.94%, and 35.13%, respectively, of the Company’s consolidated total assets, total revenue, and net loss. Reliance Bank, FSB’s total assets, total revenues, and net loss represented 6.68%, 6.07%, and 56.85%, respectively, of the Company’s consolidated totals. The Company incurred a net loss of $2.5 million for the three months ended March 31, 2010.
During 2008, the Company completed building its St. Louis metropolitan branch network. The Company plans to continue building its branch network in southwestern Florida at some time in the future, with four additional branches planned; however, the building of these branches has been suspended while management focuses on Reliance Bank, FSB’s profitability in light of the stressful market conditions in southwestern Florida. The Company’s branch expansion plans were designed to increase the Company’s market share in the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida and to allow the Company’s banking subsidiaries to compete with much larger financial institutions in these markets. The Houston and Phoenix LPOs are intended to benefit from commercial and residential lending and fee income generation opportunities in these larger and historically higher-growth markets.
The St. Louis metropolitan, southwestern Florida, Houston and Phoenix markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
The Company’s total consolidated assets were $1.5 billion at March 31, 2010, with loans and deposits totaling $1.1 billion and $1.2 billion, respectively. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Three Reliance Bank branches were opened in 2008, six Reliance Bank branches were opened in 2006, one branch was opened in 2005, four branches were opened in 2004, two branches were opened in 2003, and one branch was opened each year in 2002, 2001, and 1999. Three Reliance Bank, FSB branches were opened in 2007 and one branch was opened in 2006, while one temporary branch was closed in 2009 due to local economic conditions.
The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception. The Company has made a total of 12 such offerings since its inception and has sold 20,972,091 shares of Company Common Stock through March 31, 2010.
The Company’s consolidated net income (loss) for the three-month periods ended March 31, 2010 and 2009 totaled $(2,498,705) and $90,874, respectively. While the Company’s net interest income has grown, the provision for possible loan losses has increased, reflecting an increase in nonperforming loans, which has resulted from a substantial decline in the real estate and local economic markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
Net interest income before provision for possible loan losses for the three-month periods ended March 31, 2010 and 2009 totaled $10,818,267 and $9,009,011, respectively. This growth in year-to-date net interest income resulted from a decrease in the rates paid on deposits and a shift in funding composition toward lower cost deposit products, reduced by increasing nonearning problem assets.
Interest expense incurred on interest-bearing liabilities for the quarters ended March 31, 2010 and 2009 totaled $6,789,927 and $10,975,234, respectively. The Company continues to restructure its mix of deposits away from higher rate time deposits and short-term borrowings to lower cost savings and money market accounts. Also, the Company has been able to lower rates on retail deposits and still retain customer balances.
The substantial decline in the real estate market that has occurred over the past several years on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed in prior years. As a result, the Company has experienced a significant and continual increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $110.3 million at March 31, 2010 compared with $54.7 million at March 31, 2009. The reserve for possible loan losses as a percentage of net outstanding loans was 2.96% at March 31, 2010 compared with 1.15% at March 31, 2009. Net charge-offs for the three months ended March 31, 2010 totaled $7.2 million compared with $2.4 million for the three months ended March 31, 2009. The provision for possible loan losses charged to expense for the three months ended March 31, 2010 and 2009 was $7,692,000 and $2,250,000, respectively. The increase in the provision for loan losses in the first quarter of 2010 was a direct reaction to the significant and continued decline of the real estate market. The Company believes it has identified existing problems in the portfolio and worked to address those issues; however, the economy continues to present challenges to our borrowers and it could be likely that others will experience difficulties in meeting obligations. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management.”
Total noninterest income for the three-month periods ended March 31, 2010 and 2009 was $654,582 and $534,769, respectively. A portion of the increase is attributed to a net gain of $64,691 from investment securities sold during the first quarter of 2010. No investment security sales occurred during the first quarter of 2009. Income generated from other real estate properties for the three-month periods ended March 31, 2010 and 2009 was $80,860 and $14,101, respectively. Offsetting this gain was a decline in secondary mortgage fees for the three-month periods ended March 31, 2010 and 2009, which were $43,173 and $110,642, respectively. Deposit service charge income increased by $16,838, or 8.11%, to $224,476 for the three months ended March 31, 2010 compared to $207,638 for the three months ended March 31, 2009, due to a larger transaction deposit base.
Total noninterest expense was $7,754,512 and $7,241,132 for the quarters ended March 31, 2010 and 2009, respectively. Increased expenses relating to other real estate owned (including losses on sales of foreclosed property and writedowns on properties still held, as well as holding costs on such properties), and increased FDIC insurance assessments more than offset the cost savings achieved in other operational expenses such as personnel and occupancy expenses.
The Company’s effective tax rate for the three-month periods ended March 31, 2010 and 2009 was (37.12%) and (72.61%), respectively. The change in effective tax rates during these periods is a result of the level of tax-exempt interest income and its effect on the pre-tax income/loss.
Basic and fully-diluted loss per share for the three month period ended March 31, 2010 were both $(0.12) per share. Basic and fully-diluted earnings per share for the three-month period ended March 31, 2009 were both less than $0.01 per share.
Following are certain of the Company’s ratios generally followed in the banking industry for the three-month periods ended March 31, 2010 and 2009:

	As of and for the
	Quarters Ended March 31,
	2010	2009
Percentage of net income to:
Average total assets	(0.67%)	0.02%
Average stockholders’ equity	(6.73%)	0.23%
Percentage of common dividends declared to net income per common share	—	—
Percentage of average stockholders’ equity to average total assets	9.97%	9.98%
Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2009 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report in Form 10-K, which was filed March 26, 2010. Management believes there have been no material changes to our critical accounting policies during the first quarter of 2010.
Results of Operations for the Three-Month Periods Ended March 31, 2010 and 2009
Net Interest Income
The Company’s net interest income increased $1,809,256 (20.08%) to $10,818,267 for the three-month period ended March 31, 2010 from the $9,009,011 earned during the three-month period ended March 31, 2009. The Company’s net interest margin for the three-month periods ended March 31, 2010 and 2009 was 3.13% and 2.41%, respectively. This increase in margin percentage is primarily attributed to lower cost of funds on the Company’s retail deposit products and a shift in funding composition toward lower cost deposit products.
Average interest earning assets for the first quarter of 2010 decreased $117,910,809 (7.67%) to $1,418,667,963 from the level of $1,536,578,772 for the first quarter of 2009. The decline was primarily due to a decrease in loan balances. Total average loans for the first quarter of 2010 decreased $119,744,586 (9.62%) to $1,125,419,848 from the level of $1,245,164,434 for the first quarter of 2009. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Total average investment securities for the first quarter of 2010 increased $4,810,972 (1.88%) to $260,488,350 from the level of $255,677,378 for the first quarter of 2009. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over FDIC insurance limits, (c) provide a secondary source of liquidity through “laddered” maturities of such securities and their marketability, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $169.1 million at March 31, 2010. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $1,690,974 as additional collateral to secure public funds at March 31, 2010.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the quarters ended March 31, 2010 and 2009 were $32,759,765 and $35,736,960, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. However, average loans as a percentage of average earning assets were 79.33% for the first quarter of 2010, which was a 170 basis point decrease over the 81.03% achieved in the first quarter of 2009. This decline resulted from the depressed economic environment in the Banks’ market areas, resulting in fewer lending opportunities for the Banks.
Total average interest-bearing deposits for the first quarter of 2010 were $1,173,098,490, a decrease of $33,932,419 (2.81%) from the level of $1,207,030,909 for the first quarter of 2009. The Company has sought to lower its percentage of higher cost time deposit balances while increasing lower cost savings and interest bearing transaction account balances. Total average time deposits decreased $242,651,407 (28.02%) to $623,381,028 from a level of $866,032,435 for the first quarter of 2009. The Company increased average savings account deposits by $137,524,647 (76.01%) to $318,459,696 from $180,935,049 for the first quarter of 2009. Also, interest bearing transaction accounts increased $71,194,341 (44.48%) to $231,257,766 from a level of $160,063,425 for the first quarter of 2009.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. Average short term borrowings declined $25,758,765 (65.14%) to $13,783,129 from $39,541,894 at March 31, 2009. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and growth in deposits.
The Company also uses longer-term advances from the Federal Home Loan Bank as a less expensive alternative to the intensely competitive deposit market, particularly when such longer-term fixed rate advances can be matched with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances declined $32,537,634 (23.92%) to $103,462,366 for the first quarter of 2010, compared with the $136,000,000 average balance for the first quarter of 2009. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31
	2010	2009
Average deposits:
Noninterest-bearing	4.71%	4.02%

Interest-bearing:
Transaction accounts	17.08	11.11
Savings	23.52	12.56
Time deposits of $100,000 or more	20.01	25.21
Other time deposits	26.02	34.91

Total average interest-bearing deposits	86.63	83.79

Total average deposits	91.34	87.81

Short-term borrowings	1.02	2.75
Longer-term advances from Federal Home Loan Bank	7.64	9.44

	100.00%	100.00%

The composition of the Company’s deposit portfolio will fluctuate as recently added branches help to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest bearing transaction accounts. Through deposit campaigns, the Company increased its percentage of average savings accounts to 23.52% of total average funding sources, compared to 12.56% at March 31, 2009. Also, average interest bearing transaction accounts increased to 17.08% of total average funding sources from 11.11% at March 31, 2009. These increases allowed the Company to reduce the percentage of short term borrowings and longer term advances. Higher cost certificates of deposits declined as well, but continue to be the Company’s most significant funding source, which comprised 46.03% of total average funding sources during the first three months of 2010, as compared with 60.12% during the first three months of 2009. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates.
The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Change from 2010 to 2009 Due to
		Yield/
	Volume (1)	Rate (2)	Total
Interest income:
Loans	$(1,652,324)	(566,757)	(2,219,081)
Investment securities:
Taxable	69,444	(192,079)	(122,635)
Exempt from Federal income taxes	(48,501)	18,885	(29,616)
Short-term investments	(1,330)	922	(408)

Total interest income	(1,632,711)	(739,029)	(2,371,740)

Interest Expense:
Interest bearing transaction accounts	211,400	(261,029)	(49,629)
Savings accounts	663,810	(915,591)	(251,781)
Time deposits of $100,000 or more	(669,308)	(717,097)	(1,386,405)
Other time deposits	(1,207,784)	(796,788)	(2,004,572)

Total deposits	(1,001,882)	(2,690,505)	(3,692,387)
Short-term borrowings	(113,930)	(115,939)	(229,869)
Long-term borrowings	(305,072)	42,021	(263,051)

Total interest expense	(1,420,884)	(2,764,423)	(4,185,307)

Net interest income	$(211,827)	2,025,394	1,813,567

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.
NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the three-month periods ended March 31, 2010 and 2009 was $7,692,000 and $2,250,000, respectively. Net charge-offs for the three-month periods ended March 31, 2010 and 2009 totaled $7,196,485 and $2,359,775, respectively. At March 31, 2010 and 2009, the reserve for possible loan losses as a percentage of net outstanding loans was 2.96% and 1.15%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 42.55% and 36.24% at March 31, 2010 and 2009, respectively. The continued significant decline in the real estate market has resulted in an increase in the level of nonperforming loans and a higher provision for loan losses in the first quarter of 2010. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”

Noninterest Income
Total noninterest income for the first quarter of 2010, excluding security sale gains and losses, increased $55,122 (10.31%) to $589,891, from the $534,769 earned for the first quarter of 2009. Rental income generated from other real estate properties increased $66,759 (473.43%) to $80,860 for the three-month periods ended March 31, 2010 from $14,101 for the three months ended March 31, 2009. Offsetting this gain was a decline in secondary mortgage fees of $67,469 (60.98%) to $43,173 for the three-month periods ended March 31, 2010 from $110,642 for the three months ended March 31, 2009, resulting from less mortgage refinance activity. Deposit service charge income increased by $16,838 (8.11%) to $224,476 for the three months ended March 31, 2010 compared to $207,638 for the three months ended March 31, 2009, due to a larger transaction deposit base.
Noninterest Expense
Noninterest expense increased $513,380 (7.09%) for the first quarter of 2010 to $7,754,512 from the $7,241,132 during the first quarter of 2009. Increased expenses relating to other real estate owned (including losses on sales of foreclosed property and writedowns on properties still held, as well as holding costs on such properties), and increased FDIC insurance assessments more than offset the cost savings achieved in other operational expenses such as personnel and occupancy expenses.
Other real estate expense increased to $1,373,787, which was an increase of $1,064,124 (343.64%) over the $309,663 incurred during the first quarter of 2009. The increase is due to higher levels of foreclosed assets and the continued decline in real estate values. Net losses and writedowns for the three-month period ended March 31, 2010 were $774,301.
FDIC assessment expense increased $280,985 (55.80%) for the first quarter of 2010 to $784,518 from the $503,533 incurred during the first quarter of 2009, due to increased assessment rates on deposits.
Total personnel costs decreased $615,474 (15.86%) for the first quarter of 2010 to $3,264,982 from the $3,880,456 of personnel costs incurred for the first quarter of 2009. At the end of the first quarter of 2009, the Company implemented a plan to reduce operating costs, which included a reduction in staffing levels, and a reduction in certain benefits.
Total occupancy and equipment expenses decreased $38,912 (3.46%) to $1,087,020 for the first quarter of 2010 from the $1,125,932 incurred in the first quarter of 2009, as certain assets became fully depreciated and a temporary facility was closed.
Total data processing expenses for the first quarter of 2010 decreased $42,131 (8.88%) to $432,543 for the first quarter of 2010, as compared with the $474,674 of expenses incurred for the first quarter of 2009, due to cost reduction efforts.
Income Taxes
Applicable income tax benefits totaled $1,474,958 and $38,226 for the three-month periods ended March 31, 2010 and 2009, respectively. The effective tax rates for the three-month periods ended March 31, 2010 and 2009 were (37.12%) and (72.61%), respectively. The change in effective tax rates during the three-month periods ended March 31, 2010 and 2009 is a result of the level of tax-exempt interest income and its effect on the pre-tax income/loss.
Financial Condition
Total assets of the Company declined $51,692,713 (3.36%) in the first three months of 2010 to $1,485,014,871 at March 31, 2010, from the level of $1,536,707,584 at December 31, 2009. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Total deposits of the Company declined $53,377,655 (4.22%) in the first three months of 2010 to $1,212,682,542 at March 31, 2010, from the level of $1,266,060,197 at December 31, 2009. The Company has sought to lower its percentage of higher cost time deposit balances while increasing lower cost savings and interest bearing transaction account balances. The overall decline is consistent with the decline in total assets.

Short-term borrowings at March 31, 2010 increased $7,080,039 (55.76%) to $19,776,971 from the level of $12,696,932 at December 31, 2009. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Longer-term borrowings declined $5,000,000 (4.81%) in the first three months of 2010 to $99,000,000 at March 31, 2010, form a level of $104,000,000. These longer-term fixed rate advances were used as an alternative funding source and are matched with longer-term fixed rate assets.
Total loans decreased $36,228,240 (3.18%) in the first three months of 2010 to $1,104,653,035 at March 31, 2010, from the level of $1,140,881,275 at December 31, 2009. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Investment securities, all of which are maintained as available-for-sale, decreased $45,407,247 (15.98%) in the first three months of 2010 to $238,712,309 at March 31, 2010, from the level of $284,119,556 at December 31, 2009. The Company’s investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company’s loan portfolio, as described above.
Total capital decreased $1,445,797 (0.97%) to $148,223,627 at March 31, 2010 from the level of $149,669,424 at December 31, 2009. The Company’s capital-to-asset percentage was 9.98% at March 31, 2010.
Recent Developments
The Company and the Banks have recently entered into a certain Agreement and memoranda of understanding (“MOU”) with regulatory authorities as listed below and discussed in our most recent Form 10-K filed with the SEC on March 26, 2010. The Agreement and MOUs are informal administrative agreements pursuant to which the Company and the Banks have agreed to take various actions and comply with certain requirements to facilitate improvement in financial condition.
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
On February 10, 2010, Reliance Bank, FSB’s Board of Directors entered into a MOU with the Office of Thrift Supervision “OTS” to, among other things, (a) develop a business plan for the years ending December 31, 2010, 2011, and 2012 which shall include (1) strategies to preserve and enhance the Bank’s capital sufficient to meet its needs and support its risk profile; (2) achieve core profitability by the end of 2010; and (3) establish and maintain Board-approved loan concentration limits expressed as a percentage of risk-based capital that takes into account the Bank’s current capital position, local and regional market conditions, and the credit risks posed by higher risk loans; (b) continue to take steps to identify, classify, and properly account for problem assets, including but not limited to: (1) conducting periodic asset quality reviews to identify and assign appropriate classifications to all problem assets; (2) performing analyses on all impaired assets identified by the review required by subparagraph (b)(1) above; and (3) estimating potential losses in identified problem assets, while establishing an appropriate reserve for loan losses for all classified assets; (c) develop a detailed, written plan with specific strategies, targets, and timeframes to reduce the Bank’s level of criticized assets; (d) review the adequacy of the Bank’s reserve for loan losses policies, procedures and methodologies on at least an annual basis to ensure the timely establishment and maintenance of an adequate reserve for loan losses account balance; (e) identify and monitor all loan modifications and troubled debt restructurings, with delinquent loans that are modified being classified as substandard and placed on nonaccrual status for at least six months; (f) prohibit the increase in the dollar amount of brokered deposits; (g) analyze the major differences in and bases for significant differences in the value of assets, liabilities, and off-balance-sheet positions calculated by the OTS Net Portfolio Value and the Bank’s internal economic value of equity model; and (h) correct all deficiencies and weaknesses identified in the October 5, 2009 OTS report of examination.
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

	Quarter Ended March 31, 2010
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,125,419,848	74.53%	$15,458,032	5.57%
Investment securities:
Taxable	230,871,686	15.29%	1,833,350	3.22%
Exempt from Federal income taxes (3)	29,616,664	1.96%	435,462	5.96%
Short-term investments	32,759,765	2.17%	16,555	0.20%

Total earning assets	1,418,667,963	93.95%	17,743,399	5.07%

Nonearning assets:
Cash and due from banks	4,923,591	0.33%
Reserve for possible loan losses	(32,373,486)	(2.14)%
Premises and equipment	42,020,773	2.78%
Other assets	75,688,483	5.00%
Available-for-sale investment market valuation	1,132,714	0.08%

Total nonearning assets	91,392,075	6.05%

Total assets	$1,510,060,038	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$231,257,766	15.31%	545,609	0.96%
Savings	318,459,696	21.09%	1,024,281	1.30%
Time deposits of $100,000 or more	270,925,947	17.94%	1,640,112	2.46%
Other time deposits	352,455,081	23.34%	2,580,587	2.97%

Total interest-bearing deposits	1,173,098,490	77.68%	5,790,589	2.00%
Long-term borrowings	103,462,366	6.85%	968,919	3.80%
Short-term borrowings	13,783,129	0.91%	30,419	0.90%

Total interest-bearing liabilities	1,290,343,985	85.44%	6,789,927	2.13%

Noninterest-bearing deposits	63,826,553	4.23%
Other liabilities	5,268,643	0.36%

Total liabilities	1,359,439,181	90.03%
STOCKHOLDERS’ EQUITY	150,620,857	9.97%

Total liabilities and stockholders’ equity	$1,510,060,038	100.00%

Net interest income			$10,953,472

Net yield on earning assets				3.13%

(continued)

	Quarter Ended March 31, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,245,164,434	77.45%	$17,677,113	5.76%
Investment securities:
Taxable	222,727,051	13.85%	1,955,985	3.56%
Exempt from Federal income taxes (3)	32,950,327	2.05%	465,078	5.72%
Short-term investments	35,736,960	2.22%	16,963	0.19%

Total earning assets	1,536,578,772	95.57%	20,115,139	5.31%

Nonearning assets:
Cash and due from banks	5,117,201	0.32%
Reserve for possible loan losses	(14,929,468)	(0.93)%
Premises and equipment	44,025,461	2.74%
Other assets	37,297,792	2.32%
Available-for-sale investment market valuation	(396,148)	(0.02)%

Total nonearning assets	71,114,838	4.43%

Total assets	$1,607,693,610	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$160,063,425	9.96%	595,238	1.51%
Savings	180,935,049	11.25%	1,276,062	2.86%
Time deposits of $100,000 or more	363,195,741	22.59%	3,026,517	3.38%
Other time deposits	502,836,694	31.28%	4,585,159	3.70%

Total interest-bearing deposits	1,207,030,909	75.08%	9,482,976	3.19%
Long-term borrowings	136,000,000	8.46%	1,231,970	3.67%
Short-term borrowings	39,541,894	2.46%	260,288	2.67%

Total interest-bearing liabilities	1,382,572,803	86.00%	10,975,234	3.22%

Noninterest-bearing deposits	57,886,059	3.60%
Other liabilities	6,719,860	0.42%

Total liabilities	1,447,178,722	90.02%
STOCKHOLDERS’ EQUITY	160,514,888	9.98%

Total liabilities and stockholders’ equity	$1,607,693,610	100.00%

Net interest income			$9,139,905

Net yield on earning assets				2.41%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2009, included in our annual report on Form 10-K, which was filed March 26, 2010.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.
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
Net charge-offs for the first three months of 2010 were $7,196,485, compared to $2,359,775 for the first three months of 2009. The increased charge-off levels result from the increased levels of nonperforming loans and the decline in the overall valuation of real estate securing such loans. The Company’s banking subsidiaries had no loans to any foreign countries at March 31, 2010 and 2009, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by commercial and residential real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies.
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
The continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s nonperforming assets. At March 31, 2010 and 2009, nonperforming loans totaled $76,896,651 and $39,168,715 respectively, comprised of nonaccrual loans of $65,837,410 and $37,228,499, respectively, and loans 90 days delinquent and still accruing interest of $1,998,599 and $1,940,216, respectively, and restructured loans totaling $9,060,642 at March 31, 2010. The increase in non-performing loans is due to the continued weakness in the economy, particularly regarding commercial and construction real estate in the Banks’ markets. The Company has recently taken a more aggressive approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties result in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at March 31, 2010 adequately considers the current fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.

Of the Company’s $1.1 billion of loans outstanding at March 31, 2010, 6.8% were originated in Florida and 93.2% outside of Florida. However, loans originated outside of Florida continue to account for a smaller portion of the nonperforming loans and assets of the Company compared to those loans originated in Florida, as the following table illustrates:

Originated In
	Florida	All other	Total
Net Charge-offs (quarter ended 3/31/2010)	$2.1 million	$5.1 million	$7.2 million
Net Charge-offs (quarter ended 3/31/2009)	$2.0 million	$0.4 million	$2.4 million
Nonperforming Loans (3/31/2010)	$26.9 million	$50.0 million	$76.9 million
Nonperforming Loans (12/31/2009)	$25.4 million	$46.7 million	$72.1 million
Nonperforming Loans (3/31/2009)	$31.4 million	$7.8 million	$39.2 million
Nonperforming Assets* (3/31/2010)	$46.5 million	$63.8 million	$110.3million
Nonperforming Assets* (12/31/2009)	$44.5 million	$56.7 million	$101.2million
Nonperforming Assets* (3/31/2009)	$39.3 million	$15.4 million	$54.7 million
Outstanding Loans Originated In
Respective Markets (3/31/10)	$75.2 million	$1.030 billion	$1.105 billion
Outstanding Loans Originated In
Respective Markets (3/31/09)	$120.0 million	$1.115 billion	$1.235 billion

*	Included in nonperforming assets are nonperforming loans and other real estate owned
Nonperforming loans are defined as loans on nonaccrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loans are well secured and in process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal for financial reporting purposes.
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
The continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s nonperforming loans in 2009 and 2010. At March 31, 2010, nonperforming loans had increased $4,819,217 to $76,896,651, from $72,077,434 at December 31, 2009, the largest components of which were primarily comprised of the following loan relationships:
•	A loan for approximately $1.4 million to an individual Florida investor that is in default and in the process of foreclosure prior to being suspended by a forbearance agreement. The loan is secured by an undeveloped real estate parcel in southwestern Florida.

•	A loan for approximately $1.5 million to a single purpose entity controlled by a group of investors that is in default. The loan is secured by a building and improved commercial lots in Florida. The Company is negotiating with the borrower and guarantors to develop a plan for the property. Recent interest has been expressed by several potential lessees of the building.

•	A loan for approximately $2.2 million to an individual, secured by the individual’s primary residence in Florida, that is in default. The borrower entered into a forbearance agreement but has now defaulted under that negotiated plan. Foreclosure proceedings have been initiated again.

•	A loan for approximately $1.4 million to a single purpose entity, secured by six improved commercial lots in Florida. The Company continues to negotiate with the borrower and guarantor to develop a marketing plan for the lots.

•	A loan for approximately $2.0 million to a single purpose entity secured by unimproved property in Florida that is in default. The Company has been negotiating with the borrower and guarantor to determine the best course of action.

•	Loans totaling approximately $2.0 million to entities controlled by a Florida real estate investor that were in default and for which foreclosure proceedings have commenced. Foreclosure is now moving forward uncontested based on an agreement reached among the Bank, borrowers and guarantors. These loans are secured by commercial real estate properties in southwestern Florida.

•	A loan for approximately $1.4 million to an individual investor for future residential and commercial development. Development has not been started as planned. The loan is secured by approximately 240 acres of ground in Florida currently in agricultural production. The Company is in the process of foreclosure. Concurrent with the foreclosure, the Company has negotiated a sale of the note and mortgage to the junior lien holder.

•	A loan for approximately $2.2 million to two Florida investors for future commercial development. Development has not started, as recent changes in FEMA flood maps have impacted the value and future development options. The borrower is currently operating under a forbearance agreement as it works through its options for the property, which now include action against Lee County, Florida for damages.

•	A loan for approximately $1.4 million to a single purpose entity for commercial development, which has been delayed. The loan is secured by 3.4 acres of ground in Florida. The Company, borrower, and guarantors continue to negotiate a resolution to the delay in development.

•	A loan for approximately $2.9 million for ground development of a proposed commercial retail strip center and self-storage facility in southwestern Florida. The entity was established by an experienced real estate developer; however, with the deterioration of the real estate market, the project did not begin construction, and the real estate downturn has affected the cash flow of the guarantor. The Company is working on obtaining a signed deed for the property in lieu of foreclosure.

•	A loan for approximately $13.2 million to acquire a manufacturing/distribution center and to provide funding for a future addition to the facility. Due to the low current occupancy, the Company is in discussion with the borrower to determine the best plan of action.

•	A loan for approximately $1.3 million to a corporation for the development of a commercial real estate parcel. The loan is secured by 6.2 acres of ground in Florida. The borrower and guarantor are negotiating with the Company and two other financial institutions to resolve all claims.

•	A $4.5 million loan to a single purpose entity. The operation is a retail commercial center in St Charles, Missouri. Exterior construction of the building is complete; interior configuration continues and is dictated by tenant needs. The borrower continues to work to find new tenants to fill up unleased space. The borrower is currently working on getting three new potential tenants to move in. Also, the Company and borrower are working on collecting past due rents from a select few tenants.

•	A loan for approximately $1.2 million to a Texas limited partnership. The loan is secured by a newly constructed retail commercial property in Dallas, Texas. The borrower has entered into bankruptcy protection. The Company is seeking a dismissal of the case in court so that it can foreclose on the property. Court hearings have occurred and will continue through the second quarter of 2010. The Company is still working through the legal issues with the bankruptcy and is waiting on the court’s decision.

•	A loan participation totaling approximately $2.5 million to entities controlled by a group of Missouri real estate investors for the purchase and development of a parcel of land in St. Charles, Missouri. The majority of the proposed entitlements and development have been completed. The loans are secured by the property. The lead bank reached an agreement with the borrower to move the project forward with a new home builder. The new builder has a good reputation and is qualified for the project, and has already completed five inventory homes. The Company and the builder are developing a marketing plan to increase sales prospects.

•	A $17.2 million loan to a commercial real estate developer in Houston, Texas. The loan is secured by three office buildings and developed commercial land. The borrower recently refinanced a tract of land that provided a principal loan reduction, payment of past due interest and real estate taxes. Additionally, the borrower has another tract of ground that is bank collateral under contract to a national home builder. Home building and sales are expected to be positive for the overall development.

•	A loan for approximately $4.0 million to a non-profit organization for the purchase of 482 acres and a 7,000 square foot residence in St. Louis, Missouri. The property is well located in a natural setting that abuts a river. The nonprofit organization has experienced financial setbacks, most notably a decline in contributions. Additional fund raising has started from “friends of conservation” for the purchase of the collateral.

•	A loan of approximately $1.1 million, the proceeds of which were used for the purchase of a commercial real estate property that is located in Fairview Heights, Illinois. The building is occupied by a credit union under a long-term lease. The Company financed the purchase and improvements of the building.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $33,451,884, $29,085,943 and $15,489,980 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted on payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2009:

Balance at December 31, 2009	$29,085,943
Foreclosures	5,757,441
Cash proceeds from sales	(617,199)
Losses and writedowns	(774,301)

Balance at March 31, 2010	$33,451,884

During this period of a declining real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to maintain the quality of the loan portfolio, and has often had to offer a competitively lower interest rate on such loans. Given the collateral values maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at March 31, 2010; however, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
Potential Problem Loans
As of March 31, 2010, the Company had 30 loans with a total principal balance of $50,293,602 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
The Company conducts weekly loan committee meetings with all of its loan officers, including the Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $39,298,803 at March 31, 2010.
At March 31, 2010 and 2009, the reserve for possible loan losses was $32,717,084 and $14,196,047, respectively, or 2.96% and 1.15% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the three-month periods ended March 31, 2010 and 2009. The increase in the reserve is attributed to a number of factors, including the elevated levels of nonperforming loans and continued declines in the value of real estate securing the Banks’ loans. The economy continues to present challenges to our borrowers and it could be likely that others will meet with difficulty in meeting obligations.

	Three-Month Periods
	Ended March 31,
(in thousands of dollars)	2010	2009
Average loans outstanding	$1,125,420	$1,245,164

Reserve at beginning of year	$32,221	$14,306
Provision for possible loan losses	7,692	2,250

	39,913	16,556

Charge-offs:
Commercial loans:
Real estate	(1,999)	(409)
Other	(27)	(28)
Real estate:
Construction	(4,962)	(2,031)
Residential	(307)	(250)
Consumer	—	(14)
Overdrafts	—	—

Total charge-offs	(7,295)	(2,732)

Recoveries:
Commercial loans:
Real estate	36	—
Other	32	—
Real estate:
Construction	14	364
Residential	9	2
Consumer	8	6
Overdrafts	—	—

Total recoveries	99	372

Reserve at end of period	$32,717	$14,196

Net charge-offs to average loans	2.59%	0.77%

Ending reserve to net outstanding loans at end of period	2.96%	1.15%

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
The first element reflects management’s estimate of probable losses based upon a systematic review of specific loans considered to be impaired. These estimates are based upon collateral exposure, using the most current fair values of collateral.
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
Executive management reviews these conditions quarterly in discussion with our entire lending staff. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific reserve allocation applicable to such credit or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance.
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
While the Company has no significant specific industry concentration risk, analysis showed that over 91% of the loan portfolio was dependent on real estate collateral at March 31, 2010, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real Estate Loan Balances as a Percentage
	of Total Regulatory Capital
	3/31/2010	12/31/2009	3/31/2009
Construction, land development and other other land loans	96%	112%	97%
Nonfarm nonresidential:
Owner occupied	130%	112%	71%
Non-owner occupied	331%	340%	296%
1-4 family closed end loans	39%	40%	45%
Multi-family	85%	86%	61%
Other	22%	22%	19%
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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $238,712,309 at March 31, 2010, of which approximately $169,103,313 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have Federal funds lines of credit totaling $23,000,000 through correspondent banks, of which $23,000,000 was available at March 31, 2010. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $175,299,159 and availability under that line was $78,708,185 as of March 31, 2010. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $10,410,000, of which $6,310,000 was available at

March 31, 2010. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in the amount of $33,573,652, all of which was available at March 31, 2010. As of March 31, 2010, the combined availability under these arrangements totaled $141,591,837. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a satisfactory rating by their regulators. If the Banks were to become increasingly distressed and the Banks’ ratings lowered, it could negatively impact the ability of the Banks to borrow the funds.
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
As of March 31, 2010, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at March 31, 2010 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
		For Capital			Prompt Corrective
	Actual	Adequacy Purposes			Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$142,998	11.47%	$99,725	≥ 8.0%	N/A	N/A
Reliance Bank	122,611	10.41%	94,233	≥ 8.0%	$117,791	≥ 10.0%
Reliance Bank, FSB	12,173	16.03%	6,076	≥ 8.0%	7,596	≥ 10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$126,824	10.17%	$49,862	≥ 4.0%	N/A	N/A
Reliance Bank	107,746	9.15%	47,116	≥ 4.0%	$70,675	≥ 6.0%
Reliance Bank, FSB	11,186	14.73%	3,038	≥ 4.0%	4,557	≥ 6.0%
Tier 1 capital (to average assets)
Consolidated	$126,824	8.52%	$59,559	≥ 4.0%	N/A	N/A
Reliance Bank	107,746	7.71%	55,879	≥ 4.0%	$69,849	≥ 5.0%
Reliance Bank, FSB	11,186	12.13%	3,689	≥ 4.0%	4,611	≥5.0%
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

Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At March 31, 2010, Reliance Bank and Reliance Bank, FSB were considered “well capitalized” banks.
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
The required contractual obligations and other commitments at March 31, 2010 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,757,611	$716,022	$2,208,765	$4,832,824
Time deposits	593,445,592	402,076,716	183,074,140	8,294,736
Federal Home Loan Bank borrowings	99,000,000	6,000,000	26,000,000	67,000,000
Commitments to extend credit	117,792,139	60,375,663	25,712,325	31,704,151
Standby letters of credit	13,172,904	4,679,750	8,493,154	—
Impact of New and Not Yet Adopted Accounting Pronouncements
None
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

The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of March 31, 2010, individually and cumulatively, through various time horizons:

	Remaining Maturity if Fixed Rate;
	Earliest Possible Repricing Interval if Floating Rate
		Over 3 months	Over 1 year
	3 months	through	through
	or less	12 months	5 years	Over 5 years	Total
Interest-earning assets
Loans	$441,805,666	135,471,944	490,330,237	37,045,188	1,104,653,035
Investment securities, at amortized cost	44,377,578	48,912,265	120,930,098	22,966,069	237,186,010
Other interest-earnings assets	43,486,792	—	—	—	43,486,792

Total interest-earning assets	$529,670,036	184,384,209	611,260,335	60,011,257	1,385,325,837

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$561,917,746	31,574	—	—	561,949,320
Time certificates of deposit of $100,000 or more	59,122,375	129,761,23	66,081,184	3,490,799	258,455,589
All other time deposits	63,616,380	149,576,730	116,992,956	4,803,937	334,990,003
Nondeposit interest-bearing liabilities	19,645,803	6,131,168	26,000,000	67,000,000	118,776,971

Total interest-bearing liabilities	$704,302,304	285,500,703	209,074,140	75,294,736	1,274,171,883

Gap by period	$(174,632,268)	(101,116,494)	402,186,195	(15,283,479)	111,153,954

Cumulative gap	$(174,632,268)	(275,748,762)	126,437,433	111,153,954	111,153,954

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.75x	0.65x	2.92x	0.80x	1.09x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.75x	0.72x	1.11x	1.09x	1.09x

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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at March 31, 2010 indicate that the Company’s fair market value of equity would decrease 1.5% and 1.7% from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and increase 2.6% from a corresponding increase in interest rates of either 100 or 200 basis points.
Part I — Item 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting
There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Part II — Item 1A — Risk Factors
There have not been any material changes in the risk factors as disclosed in the Company’s annual report in Form 10-K for the year ended December 31, 2009.
Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company sold 80 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series C, at the offering price of $1,000 per share for the period ended on March 31, 2010. The offering was extended to existing shareholders who are accredited investors (as such term is defined in Regulation D under the Securities Act of 1933, as amended) and to other accredited investors to subscribe for and purchase shares of this series, and was intended to qualify for exemption from registration pursuant to Regulation D. The purpose of the Offering, which is still active, is to generate capital, as well as to remain well capitalized.
Part II — Item 3 — Defaults Upon Senior Securities
None.
Part II — Item 4 — [Removed and Reserved]
Part II — Item 5 — Other Information
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented during the period covered by this Quarterly Report on Form 10-Q.
Part II — Item 6 — Exhibits

Exhibit
Number	Description
31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Jerry S. Von Rohr
Jerry S. Von Rohr
Chief Executive Officer

By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Chief Financial Officer

Date: May 14, 2010