Form 10-Q
period 2010-06-30
Reliance Bancshares, Inc.
filed 2010-08-12
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to____
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2010, the Registrant had 22,369,061 shares of outstanding Class A common stock, $0.25 par value; 40,000 shares of outstanding Class A preferred stock, no par value; 2,000 shares of outstanding Class B preferred stock, no par value; and 535 shares of outstanding Class C preferred stock, no par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Part I – Item 1 – Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
June 30, 2010 and 2009 and December 31, 2009
(unaudited)

	June 30,		December 31,
	2010	2009	2009
ASSETS
Cash and due from banks	$12,776,906	10,401,682	11,928,668
Interest-earning deposits in other financial institutions	17,563,040	648,192	15,767,862
Federal funds sold	144,000	––	—
Investments in available-for-sale debt securities, at fair value	263,575,008	238,868,535	284,119,556
Loans	1,066,898,802	1,223,632,245	1,140,881,275
Less — Deferred loan fees / costs	(36,507)	(217,965)	(84,741)
Reserve for possible loan losses	(36,163,403)	(24,044,510)	(32,221,569)

Net loans	1,030,698,892	1,199,369,770	1,108,574,965

Premises and equipment, net	41,157,221	43,252,496	42,210,536
Accrued interest receivable	4,459,133	5,752,059	5,647,887
Other real estate owned	36,319,932	16,341,216	29,085,943
Identifiable intangible assets, net of accumulated amortization of $115,373, $99,085 and $107,229 at June 30, 2010 and 2009, and December 31, 2009, respectively	128,946	145,234	137,090
Goodwill	1,149,192	1,149,192	1,149,192
Other assets	39,903,192	21,766,041	38,085,885

	$1,447,875,462	1,537,694,417	1,536,707,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$63,683,728	64,230,082	71,829,581
Interest-bearing	1,113,423,878	1,143,341,051	1,194,230,616

Total deposits	1,177,107,606	1,207,571,133	1,266,060,197
Short-term borrowings	18,893,075	15,675,440	12,696,932
Long-term Federal Home Loan Bank borrowings	99,000,000	136,000,000	104,000,000
Accrued interest payable	1,759,664	2,578,382	2,194,952
Other liabilities	4,325,984	4,025,320	2,086,079

Total liabilities	1,301,086,329	1,365,850,275	1,387,038,160

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000,000	40,000,000	40,000,000
Series B, 2,000 shares issued and outstanding	2,000,000	2,000,000	2,000,000
Series C, 535 and 300 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	535,000	––	300,000
Common stock, $0.25 par value; 40,000,000 shares authorized, 22,539,711, 20,770,781 and 20,972,091 shares issued and outstanding at June 30, 2010, 2009, and December 31, 2009, respectively	5,634,928	5,226,794	5,243,023
Subscriptions receivable	(3,557,499)	––	––
Surplus	125,703,572	122,507,257	122,334,757
Retained earnings	(25,798,356)	1,823,944	(19,796,396)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	2,271,488	286,147	(411,960)

Total stockholders’ equity	146,789,133	171,844,142	149,669,424

	$1,447,875,462	1,537,694,417	1,536,707,584

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2010 and 2009
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$14,671,909	16,998,726	30,123,935	34,669,969
Interest on debt securities:
Taxable	1,673,943	1,961,004	3,507,293	3,916,989
Exempt from Federal income taxes	294,650	310,178	600,912	650,231
Interest on short-term investments	15,988	5,758	32,543	22,721

Total interest income	16,656,490	19,275,666	34,264,683	39,259,910

Interest expense:
Interest on deposits	5,464,530	8,699,655	11,255,119	18,182,631
Interest on short-term borrowings	26,333	47,251	56,752	307,539
Interest on long-term Federal Home Loan Bank borrowings	955,082	1,245,663	1,924,001	2,477,633

Total interest expense	6,445,945	9,992,569	13,235,872	20,967,803

Net interest income	10,210,545	9,283,097	21,028,811	18,292,107
Provision for possible loan losses	9,628,000	14,000,000	17,320,000	16,250,000

Net interest income after provision for possible loan losses	582,545	(4,716,903)	3,708,811	2,042,107

Noninterest income:
Service charges on deposit accounts	235,836	240,879	460,312	448,517
Net gains (losses) on sales of debt securities	201,069	(241)	265,760	(241)
Other noninterest income	348,689	422,880	714,104	750,012

Total noninterest income	785,594	663,518	1,440,176	1,198,288

Noninterest expense:
Salaries and employee benefits	3,223,969	3,435,246	6,488,951	7,315,701
Other real estate expense	1,222,042	1,452,500	2,595,829	1,762,163
Occupancy and equipment expense	1,074,211	1,086,386	2,161,230	2,212,318
FDIC assessment	754,397	1,157,449	1,538,915	1,660,982
Data processing	377,037	519,679	809,580	994,353
Writedown of investment securities	57,817	146,078	57,817	146,078
Advertising	16,859	28,192	35,751	175,502
Amortization of intangible assets	4,072	4,072	8,144	8,144
Other noninterest expenses	833,526	868,459	1,622,224	1,663,952

Total noninterest expense	7,563,930	8,698,061	15,318,441	15,939,193

Loss before applicable income taxes	(6,195,791)	(12,751,446)	(10,169,454)	(12,698,798)
Applicable income tax benefit	(2,692,536)	(4,378,551)	(4,167,494)	(4,416,777)

Net loss	$(3,503,255)	(8,372,895)	(6,001,960)	(8,282,021)

Per share amounts:
Basic loss per share	$(0.17)	(0.40)	(0.28)	(0.40)
Basic weighted average shares outstanding	21,221,753	20,855,898	21,097,611	20,801,385
Diluted loss per share	$(0.17)	(0.40)	(0.28)	(0.40)
Diluted weighted average shares outstanding	21,221,753	20,859,102	21,097,611	20,839,274
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Loss
Six Months Ended June 30, 2010 and 2009
(unaudited)

	2010	2009
Net loss	$(6,001,960)	(8,282,021)

Other comprehensive income before tax — net unrealized gains on available-for-sale securities	4,273,773	446,222

Reclassification adjustments for:
Available-for-sale security losses (gains) included in net loss	(265,760)	241
Writedown of investment securities included in net loss	57,817	146,078

Other comprehensive income before tax	4,065,830	592,541

Income tax related to items of other comprehensive income	1,382,382	201,464

Other comprehensive income, net of tax	2,683,448	391,077

Total comprehensive loss	$(3,318,512)	(7,890,944)

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2010 and 2009
(unaudited)

							Accumulated
							other	Total
	Preferred	Common	Subscriptions		Retained	Treasury	comprehensive	stockholders'
	stock	stock	receivable	Surplus	earnings	stock	(loss) income	equity
Balance at December 31, 2008	$—	5,192,696	—	124,193,318	10,663,076	(335,280)	(104,930)	139,608,880
Net loss	—	—	—	—	(8,282,021)	—	—	(8,282,021)
Issuance of 40,000 shares of Series A preferred stock	40,000,000	—	—	—	—	—	—	40,000,000
Issuance of 2,000.02 shares of Series B preferred stock	2,000,000	—	—	(2,000,000)	—	—	—	—
Preferred stock dividend	—	—	—	—	(557,111)	—	—	(557,111)
Stock issuance costs	—	—	—	(17,271)	—	—	—	(17,271)
Stock options exercised - 156,000 shares (19,604 from treasury)	—	34,098	—	210,485	—	158,416	—	402,999
Treasury stock purchased - 10,000 shares	—	—	—	—	—	(40,000)	—	(40,000)
Issuance of stock in connection with employee stock purchase plan — 14,910 shares	—	—	—	(163,039)	—	216,864	—	53,825
Stock option expense	—	—	—	268,764	—	—	—	268,764
Amortization of restricted stock	—	—	—	15,000	—	—	—	15,000
Change in valuation of available for-sale-securities, net of related tax effect	—	—	—	—	—	—	391,077	391,077

Balance at June 30, 2009	$42,000,000	5,226,794	—	122,507,257	1,823,944	—	286,147	171,844,142

Balance at December 31, 2009	42,300,000	5,243,023	—	122,334,757	(19,796,396)	—	(411,960)	149,669,424
Net loss	—	—	—	—	(6,001,960)	—	—	(6,001,960)
Subscriptions received for 1,551,517 shares of common stock	—	387,879	(4,654,551)	4,266,672	—	—	—	—
Payments received for subscription receivable	—	—	1,097,052	—	—	—	—	1,097,052
Issuance of 235 shares of Series C preferred stock	235,000	—	—	—	—	—	—	235,000
Preferred stock dividend	—	—	—	(1,100,142)	—	—	—	(1,100,142)
Stock issuance costs	—	—	—	(27,653)	—	—	—	(27,653)
Issuance of stock in connection with employee stock purchase plan - 16,103 shares	—	4,026	—	31,465	—	—	—	35,491
Stock option expense	—	—	—	169,412	—	—	—	169,412
Amortization of restricted stock	—	—	—	29,061	—	—	—	29,061
change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	2,683,448	2,683,448

Balance at June 30, 2010	$42,535,000	5,634,928	(3,557,499)	125,703,572	(25,798,356)	—	2,271,488	146,789,133

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(6,001,960)	(8,282,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,843,271	2,535,806
Provision for possible loan losses	17,320,000	16,250,000
Net (gains) losses on sales and writedowns of debt securities	(207,943)	146,319
Net gain on sale of premises and equipment	—	(10,809)
Net losses on sales and writedowns of other real estate owned	1,503,964	1,289,359
Stock option compensation cost	169,412	268,764
Amortization of restricted stock expense	29,061	15,000
Mortgage loans originated for sale in the secondary market	(8,280,847)	(28,241,565)
Mortgage loans sold in secondary market	8,113,447	28,726,594
Decrease (increase) in accrued interest receivable	1,188,754	(327,951)
Decrease in accrued interest payable	(435,288)	(1,326,559)
Other operating activities, net	(959,784)	(4,402,317)

Net cash provided by operating activities	14,282,087	6,640,620

Cash flows from investing activities:
Purchase of available-for-sale debt securities	(85,748,544)	(159,923,841)
Proceeds from maturities and issuer calls of available-for-sale debt securities	94,126,644	112,732,816
Proceeds from sales of available-for-sale debt securities	15,672,280	1,228,825
Net decrease in loans	48,384,734	20,758,318
Proceeds from sale of other real estate owned	3,600,786	999,866
Construction expenditures to finish other real estate owned	—	(13,786)
Proceeds from sale of fixed assets	—	35,179
Purchase of premises and equipment	(13,871)	(276,960)

Net cash provided by (used in) investing activities	76,022,029	(24,459,583)

Cash flows form financing activities:
Net decrease in deposits	(88,952,591)	(20,476,166)
Net increase (decrease) in short-term borrowings	6,196,143	(48,243,404)
Payments of long-term Federal Home Loan Bank borrowings	(5,000,000)	—
Issuance of preferred stock	235,000	40,000,000
Dividends on preferred stock	(1,100,142)	(557,111)
Issuance of common stock	1,132,543	—
Purchase of treasury stock	—	(40,000)
Proceeds from sale of treasury stock	—	53,825
Stock options exercised	—	402,999
Payment of stock issuance costs	(27,653)	(17,271)

Net cash used in financing activities	(87,516,700)	(28,877,128)

Net increase (decrease) in cash and cash equivalents	2,787,416	(46,696,091)
Cash and cash equivalents at beginning of period	27,696,530	57,745,965

Cash and cash equivalents at end of period	$30,483,946	11,049,874

Supplemental information:
Cash paid for:
Interest	$13,671,160	22,294,362
Cash received from:
Income tax refunds	248,494	—
Noncash transactions:
Warrant exercise and issuance of Series B preferred stock	—	2,000,000
Transfers to other real estate in settlement of loans	12,709,989	3,478,995
Loans made to facilitate the sale of other real estate	371,250	151,510
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
June 30, 2010 and 2009
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.
Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in the Company’s previously issued Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include amounts due from banks, interest-earning deposits in banks (all of which are payable on demand), and Federal funds sold. Certain balances are maintained in other financial institutions that participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program. Under this program, these balances are fully guaranteed by the FDIC through December 31, 2011. After this period, these balances would generally exceed the level of deposits insured by the FDIC.
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common stock. Such costs were recorded as a reduction of equity capital.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Subsequent Events
The Company has considered all events occurring subsequent to June 30, 2010 for possible disclosures through the filing date of this Form 10-Q.
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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
Basic
Net loss	$(3,503,255)	(8,372,895)	(6,001,960)	(8,282,021)

Weighted average common shares outstanding	21,221,753	20,855,898	21,097,611	20,801,385

Basic loss per share	$(0.17)	(0.40)	(0.28)	(0.40)

Diluted
Net loss	$(3,503,255)	(8,372,895)	(6,001,960)	(8,282,021)

Weighted average common shares outstanding	21,221,753	20,855,898	21,097,611	20,801,385
Effect of dilutive stock options	—	3,204	—	37,889

Diluted weighted average common shares outstanding	21,221,753	20,859,102	21,097,611	20,839,274

Diluted loss per share	$(0.17)	(0.40)	(0.28)	(0.40)

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at June 30, 2010 will be $4,072 per quarter until completely amortized.
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
No value was ascribed to the options granted in the first six months of 2009 as the option price significantly exceeded the market value of the stock on the grant date; however, the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
options granted, including minimal or no volatility in the Company’s common stock price, expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the U.S. Treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
Following is a summary of the Company’s stock option activity for the six-month periods ended June 30, 2010 and 2009:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Six-Months Ended June 30, 2009:
Balance at December 31, 2008	$7.61	1,553,450	$8.44	673,000
Granted	7.50	102,250	7.50	500
Forfeited	9.33	(65,000)	15.49	(9,667)
Exercised	2.58	(156,000)	—	—

Balance at June 30, 2009	$8.07	1,434,700	$8.34	663,833

Six-Months Ended June 30, 2010:
Balance at December 31, 2009	$8.05	1,424,450	$8.41	666,816
Forfeited	10.86	(17,250)	10.53	(20,816)

Balance at June 30, 2010	$8.02	1,407,200	$8.34	646,000

The weighted average option prices for the 2,053,200 and 2,098,533 options outstanding at June 30, 2010 and 2009 were $8.12 and $8.15, respectively. At June 30, 2010, options to purchase an additional 542,050 shares of Company common stock were available for future grants under the various plans.
The total intrinsic value of options exercised during the six months ended June 30, 2009 was $228,300. No options were exercised during the six months ended June 30, 2010. The average remaining contractual term for options exercisable as of June 30, 2010 was 3.26 years, with no intrinsic value at June 30, 2010. A summary of the activity of the non-vested options during 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2009	271,198	$2.09
Granted	—	—
Vested	(125,157)	2.54
Forfeited	(4,250)	1.14

Nonvested at June 30, 2010	141,791	1.72

Unrecognized compensation expense related to nonvested stock options granted after January 1, 2006, was $29,091, and the related weighted average period over which it is expected to be recognized is approximately 11 months. The Company recognized stock option expense of $169,412 and $268,764 for the six months ended June 30, 2010 and June 30, 2009, respectively.

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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at June 30, 2010:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$113,380,599
Standby letters of credit	12,609,055

$125,989,654

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at June 30, 2010, $23,929,733 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010:

	Carrying	Estimated
	amount	fair value
Balance sheet assets:
Cash and due from banks	$30,339,946	$30,339,946
Federal funds sold	144,000	144,000
Investments in debt securities	263,575,008	263,575,008
Loans, net	1,030,698,892	1,044,242,297
Accrued interest receivable	4,459,133	4,459,133

	$1,329,216,979	$1,342,760,384

Balance sheet liabilities:
Deposits	$1,177,107,606	$1,185,987,845
Short-term borrowings	18,893,075	18,893,075
Long-term Federal
Home Loan Bank borrowings	99,000,000	119,365,338
Accrued interest payable	1,759,664	1,759,664

	$1,296,760,345	$1,326,005,922

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
The following is a description of valuation methodologies used for assets recorded at fair value:
Cash and Other Short-Term Instruments — For cash and due from banks (including interest-earning deposits in other financial institutions), Federal funds sold, accrued interest receivable (payable), and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or reprice in a short time period.
Investments in Available-For-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for-sale debt securities are measured at fair value using Level 2 and 3 valuations. For all debt securities other than the other debt securities described below, the market valuation utilizes several sources, primarily pricing services, which include observable inputs rather than significant unobservable inputs and therefore, fall into the Level 2 category.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at June 30, 2010, and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are considered not reliable for the purpose of determining fair value at June 30, 2010, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is considered more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2009	$1,237,737
Decrease in fair value	(1,241)
Impairment writedowns	(57,817)
Accreted discount	932
Payments in kind	11,407
Principal payments received	(4,082)

Balance, at fair value on June 30, 2010	$1,186,936

Loans — The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. At June 30, 2010, all impaired loans were evaluated based on the fair value of the underlying collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 3 category. The total principal balance of impaired loans measured at fair value at June 30, 2010 was $117,788,158.
Deposits — The fair value of demand deposits, savings accounts, and interest-bearing transaction account deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, which is a nonrecurring Level 3 valuation technique.
Long-Term Borrowings — Rates currently available to the Company with similar terms and remaining maturities are used to estimate the fair value of existing long-term debt, which is a nonrecurring Level 3 valuation technique.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Observable
	Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investment Securities:
U.S. government sponsored agency obligations	$—	$102,740,520	$—	$102,740,520
State and municipal securities	$—	28,899,845	—	28,899,845
Other debt securities	$—	—	1,186,936	1,186,936
Mortgage-backed securities	$—	130,747,707	—	130,747,707

Total Investment Securities available for sale	$—	$262,388,072	$1,186,936	$263,575,008

From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value, including impaired loans and other real estate owned. Impaired loans are reported at the fair value of the underlying collateral. Fair values for impaired loans are obtained from current appraisals by qualified licensed appraisers or independent valuation specialists. Other real estate owned is adjusted to fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Accordingly, these assets are classified in the Level 3 category. The total principal balance of impaired loans and other real estate owned at June 30, 2010 was $117,788,158 and $36,319,932, respectively.

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three and six-month periods ended June 30, 2010 and 2009. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2009, included in our most recent annual report on Form 10-K.
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
Forward-Looking Statements
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent SEC filings. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report, unless otherwise required by applicable rules.
Overview
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 23 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). The Company was incorporated and began its development stage activities on July 24, 1998. Such development stage activities (i.e., applying for a banking charter, raising capital, acquiring property, and developing policies and procedures, etc.) led to the opening of Reliance Bank (as a new bank) upon receipt of all regulatory approvals on April 16, 1999. Since its opening in 1999 through June 30, 2010, Reliance Bank has added 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPO’s”) in Houston, Texas and Phoenix, Arizona and has grown its total assets, loans and deposits to $1.4 billion, $1.0 billion, and $1.1 billion, respectively, at June 30, 2010.
Effective May 31, 2003, the Company purchased The Bank of Godfrey, a Godfrey, Illinois state banking institution. The Godfrey bank was merged with and into Reliance Bank on October 31, 2005. Reliance Bank also opened a LPO in Ft. Myers, Florida on July 1, 2004. Effective January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida, and loans totaling approximately $14 million that were originated by the Reliance Bank LPO were transferred to Reliance Bank, FSB. Since its opening in 2006 through June 30, 2010, Reliance Bank, FSB has added two branch locations in southwestern Florida and has grown its total assets, loans, and deposits to $93.4 million, $60.0 million, and $71.6 million, respectively, at June 30, 2010.
At June 30, 2010, Reliance Bank’s total assets, total revenues, and net loss represented 93.52%, 94.31%, and 55.36%, respectively, of the Company’s consolidated total assets, total revenue, and net loss. Reliance Bank, FSB’s total assets, total revenues, and net loss represented 6.45%, 5.69%, and 37.32%, respectively, of the Company’s consolidated totals. The Company incurred a net loss of $6.0 million for the six months ended June 30, 2010.
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
The Company’s total consolidated assets were $1.4 billion at June 30, 2010, with loans and deposits totaling $1.1 billion and $1.2 billion, respectively. The branch locations of the Banks have provided the Company with excellent strategic locations from which depositors and borrowers can be accessed. Three Reliance Bank branches were opened in 2008, six Reliance Bank branches were opened in 2006, one branch was opened in 2005, four branches were opened in 2004, two branches were opened in 2003, and one branch was opened each year in 2002, 2001, and 1999. Three Reliance Bank, FSB branches were opened in 2007 and one branch was opened in 2006, while one temporary branch was closed on June 26, 2009 due to local economic conditions.
The Company has funded its Banks’ branch expansion with several private placement stock offerings made to accredited investors since its inception, and has sold 22,539,711 shares of Company Common Stock through June 30, 2010.
The Company’s consolidated net losses for the six-month periods ended June 30, 2010 and 2009 totaled $6,001,960 and $8,282,021, respectively. Consolidated net losses for the three-month periods ended June 30, 2010 and 2009 totaled $3,503,255 and $8,372,895, respectively. While the Company’s net interest income has continued to grow, the provision for possible loan losses increased compared to the same six months of 2009, reflecting an increase in nonperforming loans, which has resulted from a substantial decline in the real estate and local economic markets in which the Company’s banking subsidiaries operate. These factors and their effect on the Company’s results of operations are discussed in more detail below.
Net interest income before the provision for possible loan losses for the six-month periods ended June 30, 2010 and 2009 totaled $21,028,811 and $18,292,107, respectively. Net interest income before the provision for possible loan losses for the three-month periods ended June 30, 2010 and 2009 totaled $10,210,545 and $9,283,097, respectively. This growth in net interest income resulted from a decrease in the rates paid on deposits and a shift in funding composition toward lower cost deposit products, reduced by the impact from increasing nonearning problem assets.
Interest expense incurred on interest-bearing liabilities for the six-month periods ended June 30, 2010 and 2009 totaled $13,235,872 and $20,967,803, respectively. Interest expense incurred on interest-bearing liabilities for the quarters ended June 30, 2010 and 2009 totaled $6,445,945 and $9,992,569, respectively. The Company continues to restructure its mix of deposits away from higher rate time deposits and short-term borrowings to lower cost savings and money market accounts. Also, the Company has been able to lower rates on retail deposits and still retain customer balances.
The substantial decline of the real estate market that has occurred during the past several years on a national scale has also been experienced in the St. Louis metropolitan and southwestern Florida areas. Residential home building and sales have declined significantly from the levels enjoyed prior to the current economic recession. As a result, the Company has experienced a significant continual increase in nonperforming assets (which include nonperforming loans and other real estate owned). Nonperforming assets totaled $130.2 million at June 30, 2010 compared with $89.8 million at June 30, 2009. The reserve for possible loan losses as a percentage of net outstanding loans was 3.39% at June 30, 2010 compared with 1.97% at June 30, 2009. Net charge-offs for the six months ended June 30, 2010 totaled $13.4 million compared with $6.5 million for the six months ended June 30, 2009. Net charge-offs for the three months ended June 30, 2010 totaled $6.2 million compared with $4.2 million for the three months ended June 30, 2009. The provision for possible loan losses charged to expense for the six-month periods ended June 30, 2010 and 2009 totaled $17,320,000 and $16,250,000, respectively, and $9,628,000 and $14,000,000 for the three-month periods ended June 30, 2010 and 2009, respectively. The year to date increase in the provision for loan losses was a direct reaction to the significant decline in the real estate market. The Company believes it has identified existing problems in the loan portfolio and is working to address those issues. However, the economy continues to present challenges to our borrowers and it could be likely that others will meet with difficulty in meeting obligations. See further discussion regarding the Company’s management of credit risk in the section below entitled “Risk Management.”
Total noninterest income excluding securities gains and losses for the six-month periods ended June 30, 2010 and 2009 was $1,174,416 and $1,198,529, respectively, and $584,525 and $663,759 for the three-month periods ended June 30, 2010 and 2009, respectively. Gains (losses) on security sales for the six-month periods ended June 30, 2010 and 2009 were $265,760 and ($241), respectively and $201,069 and ($241) for the three month periods ended June 30, 2010 and 2009, respectively.

Total noninterest expense was $15,318,441 and $15,939,193 for the six-month periods ended June 30, 2010 and 2009, respectively, and $7,563,930 and $8,698,061 for the three-month periods ended June 30, 2010 and 2009, respectively. The Company had reductions in all noninterest expense categories with the exception of other real estate expense.
The Company’s effective tax rate for the six-month periods ended June 30, 2010 and 2009 was 40.98% and 34.78%, respectively, and 43.46% and 34.34% for the three-month periods ended June 30, 2010 and 2009, respectively.
Basic and fully diluted loss per share for the three-month period ended June 30, 2010 were both $(0.17) per share. Basic and fully diluted loss per share for the six-month period ended June 30, 2010 were both $(0.28).
Following are certain of the Company’s ratios generally followed in the banking industry for the three and six-month periods ended June 30, 2010 and 2009:

	As of and for the		As of and for the
	six months ended June 30,		quarters ended June 30,
	2010	2009	2010	2009
Percentage of net loss to:
Average total assets	(0.81)%	(1.05)%	(0.96)%	(2.12)%
Average stockholders’ equity	(8.10)%	(9.79)%	(9.48)%	(18.58)%
Percentage of common dividends declared to net income per common share	—	—	—	—
Percentage of average stockholders’ equity to average total assets	10.05%	10.70%	10.13%	11.43%
Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on reporting operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for year ended December 31, 2009 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K, which was filed March 26, 2010. Management believes there have been no material changes to our critical accounting policies during the first six months of 2010.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2010 and 2009
Net Interest Income
The Company’s net interest income increased $2,736,704 (14.96%) to $21,028,811 for the six-month period ended June 30, 2010 from the $18,292,107 earned during the six-month period ended June 30, 2009. The Company’s net interest margin for the six-month periods ended June 30, 2010 and 2009 was 3.08% and 2.46%, respectively. The Company’s net interest income increased $927,448 (9.99%) to $10,210,545 for the three-month period ended June 30, 2010 from the $9,283,097 earned during the three-month period ended June 30, 2009. The Company’s net interest margin for the three-month periods ended June 30, 2010 and 2009 was 3.03% and 2.51%, respectively. This increase in margin percentage is primarily attributed to lower cost of funds on the Company’s retail deposit products and a shift in funding composition toward lower cost deposit products.
Average earning assets for the first six months of 2010 decreased $125,962,734 (8.29%) to $1,394,021,535 from the level of $1,519,984,269 for the first six months of 2009. Average earning assets for the second quarter of 2010 decreased $134,014,937 (8.91%) to $1,369,375,108 from the level of $1,503,390,045 for the second quarter of 2009. Total average loans for the first six months of 2010 decreased $130,135,950 (10.51%) to $1,107,753,561 from the level of $1,237,889,511 for the first six months of 2009. Total average loans for the second quarter of 2010 decreased $140,527,314 (11.42%) to $1,090,087,275 from the level of $1,230,614,589 for the second quarter of 2009. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Total average investment securities for the first six months of 2010 decreased $2,826,056 (1.10%) to $254,138,307 from the level of $256,964,363 for the first six months of 2009. Total average investment securities for the second quarter of 2010 decreased $10,463,363 (4.05%) to $247,788,264 from the level of $258,251,627 for the second quarter of 2009. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over $100,000, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $171.2 million at June 30, 2010. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $1.5 million as additional collateral to secure public funds and loans at June 30, 2010.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the six-month periods ended June 30, 2010 and 2009 were $32,129,667 and $25,130,395, respectively. The average balances of such short-term investments for the quarters ended June 30, 2010 and 2009 were $31,499,569 and $14,523,829, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. However, average loans as a percentage of average earning assets were 79.46% for the first six months of 2010, which was a 1.98% decrease over the 81.44% achieved in the first six months of 2009. Average loans as a percentage of average earning assets were 79.60% for the second quarter of 2010, which was a 2.26% decrease over the 81.86% achieved in the second quarter of 2009. This decline resulted from the depressed economic environment in the Banks’ market areas, resulting in fewer lending opportunities for the Banks.
Total average interest-bearing deposits for the first six months of 2010 were $1,154,066,529, a decrease of $38,789,534 (3.25%) from the level of $1,192,856,063 for the first six months of 2009. Total average interest-bearing deposits for the second quarter of 2010 were $1,135,034,567, a decrease of $43,646,651 (3.70%) from the level of $1,178,681,218 for the second quarter of 2009. The Company has sought to lower its percentage of higher cost time deposit balances while increasing lower cost savings and interest-bearing transaction account balances. Total average time deposits for the first six months of 2010 decreased $215,095,004 (26.40%) to $599,807,338 from a level of $814,902,342 for the first six months of 2009. Average time deposits for the second quarter of 2010 declined $187,538,601 (24.55%) to $576,233,648 from $763,772,249 for the second quarter of 2009. The Company increased average savings account deposits by $110,033,754 (51.78%) to $322,525,828 from $212,492,074 for the first six months of 2009. Average savings accounts for the second quarter of 2010 increased $82,542,859 (33.82%) to $326,591,959 from $244,049,100 for the second quarter of 2009. Also, interest-bearing transaction accounts for the first six months of 2010 increased $66,271,716 (40.05%) to $231,733,363 from a level of

$165,461,647 for the first six months of 2009. Average interest bearing transaction accounts increased $61,349,091 (35.91%) to $232,208,960 from $170,859,869 for the second quarter of 2009.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. Average short term borrowings for the six months ended June 30, 2010 declined $14,141,576 (48.94%) to $14,752,435 from $28,894,011 for the six months ended June 30, 2009. Average short-term borrowings for the second quarter of 2010 declined $2,524,385 (13.84%) to $15,721,742 from $18,246,127 for the second quarter of 2009. The increase in retail savings and interest-bearing transaction accounts allowed the Company to reduce its short-term borrowings.
The Company has used longer-term advances to match with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances declined $34,768,817 (25.57%) to $101,231,183 for the first six months of 2010, compared with $136,000,000 for the first six months of 2009. The average balance of Federal Home Loan Bank advances declined $37,000,000 (27.21%) to $99,000,000 for the second quarter of 2010, compared with the $136,000,000 average balance for the second quarter of 2009. The Company has sought to lower its balances of wholesale funding.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three and six-month periods ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Average deposits:
Noninterest-bearing	4.45%	4.31%	4.58%	4.16%

Interest-bearing:
Transaction accounts	17.75	12.27	17.41	11.68
Savings	24.97	17.52	24.23	15.00
Time deposits of $100,000 or more	18.80	23.32	19.41	24.28
Other time deposits	25.26	31.51	25.65	33.23

Total average interest-bearing deposits	86.78	84.62	86.70	84.19

Total average deposits	91.23	88.93	91.28	88.35

Average short-term borrowings	1.20	1.31	1.11	2.05
Average longer-term advances from Federal Home Loan Bank	7.57	9.76	7.61	9.60

	100.00%	100.00%	100.00%	100.00%

The composition of the Company’s deposit portfolio will fluctuate as recently added branches help to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest bearing transaction accounts. Through deposit campaigns, the Company increased its percentage of average savings accounts to 24.23% and 24.97% of total average funding sources for the six and three months ended June 30, 2010, respectively compared to 15.00% and 17.52% for the six and three months ended June 30, 2009, respectively. Also, average interest bearing transaction accounts increased to 17.41% and 17.75% of total average funding sources for the six and three month periods ended June 30, 2010, respectively from 11.68% and 12.27% for the six and three months ended June 30, 2009, respectively. These increases allowed the Company to reduce the percentage of short-term borrowings and longer term advances. Higher cost certificates of deposits declined to 45.06% and 44.06% for the six and three months ended June 30, 2010 compared to 57.51% and 54.83% at June 30, 2009. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates. Depositors are also less likely to lock into the current low interest rates for an extended period of time with certificates of deposit.

The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Second Quarter			First Six Months
	Change From 2009 to 2010 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total
Interest income:
Loans	$(1,905,226)	(421,625)	(2,326,851)	(3,581,237)	(964,693)	(4,545,930)
Investment securities:
Taxable	(75,974)	(211,087)	(287,061)	(8,086)	(401,610)	(409,696)
Exempt from Federal income taxes	(20,193)	10,269	(9,924)	(68,533)	28,993	(39,540)
Short-term investments	8,427	1,803	10,230	7,021	2,801	9,822

Total interest income	(1,992,966)	(620,640)	(2,613,606)	(3,650,835)	(1,334,509)	(4,985,344)

Interest expense:
Interest-bearing transaction accounts	167,208	(181,657)	(14,449)	372,938	(437,015)	(64,077)
Savings accounts	462,029	(1,172,763)	(710,734)	1,145,343	(2,107,859)	(962,516)
Time deposits of $100,000 or more	(551,054)	(514,933)	(1,065,987)	(1,215,967)	(1,236,425)	(2,452,392)
Other time deposits	(859,758)	(584,197)	(1,443,955)	(2,058,885)	(1,389,642)	(3,448,527)

Total deposits	(781,575)	(2,453,550)	(3,235,125)	(1,756,571)	(5,170,941)	(6,927,512)
Funds purchased and securities sold under repurchase agreements	(5,857)	(15,061)	(20,918)	(108,946)	(141,841)	(250,787)
Long-term borrowings	(355,082)	64,501	(290,581)	(657,346)	103,714	(553,632)

Total interest expense	(1,142,514)	(2,404,110)	(3,546,624)	(2,522,863)	(5,209,068)	(7,731,931)

Net interest income (loss)	$(850,452)	1,783,470	933,018	(1,127,972)	3,874,559	2,746,587

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.

NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the six-month periods ended June 30, 2010 and 2009 was $17,320,000 and $16,250,000, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended June 30, 2010 and 2009 was $9,628,000 and $14,000,000, respectively. Net charge-offs for the six-month periods ended June 30, 2010 and 2009 totaled $13,378,166 and $6,511,312, respectively. Net charge-offs for the three-month periods ended June 30, 2010 and 2009 totaled $6,181,681 and $4,151,537, respectively. As of June 30, 2010 and 2009, the reserve for possible loan losses as a percentage of net outstanding loans was 3.39% and 1.97%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 38.51% and 32.72% at June 30, 2010 and 2009, respectively. The continued significant decline of the real estate market has resulted in an increase in the level of nonperforming loans and a required higher provision for loan losses in the first six months of 2010. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
Noninterest Income
Total noninterest income for the first six months of 2010, excluding security sale gains and losses, decreased $24,113 (2.01%) to $1,174,416 from the $1,198,529 earned for the first six months of 2009. Total noninterest income for the second quarter of 2010, excluding security gains and losses, decreased $79,234 (11.94%) to $584,525 from the $663,759 earned for the second quarter of 2009. Secondary mortgage market fees declined $210,501 (72.41%) to $80,194 from the $290,695 for the six months ended June 30, 2010 and declined $143,032 (79.44%) to $37,021 for the three-months ended June 30, 2010 from $180,053 for the three months ended June 30, 2009, resulting from less mortgage refinance activity. Offsetting these declines were increases from revenue generated from the Company’s other real estate properties. This income rose $116,360 (415.81%)

to $144,344 for the six months ended June 30, 2010 from $27,984 for the six months ended June 30, 2009. Other real estate income increased $49,601 (357.28%) to $63,484 for the three months ended June 20, 2010 from $13,883 for the three months ended June 30, 2010, due to an increase in the number of rentable properties held.
Noninterest Expense
Noninterest expense decreased $620,752 (3.89%) for the first six months of 2010 to $15,318,441 from the $15,939,193 incurred during the first six months of 2009. Noninterest expense decreased $1,134,131 (13.04%) for the second quarter of 2010 to $7,563,930 from the $8,698,061 incurred during the second quarter of 2009. The Company had reductions in all noninterest expense categories with the exception of other real estate expense.
Total personnel costs decreased by $826,750 (11.30%) to $6,488,951 for the first six months of 2010 from the $7,315,701 incurred in the first six months of 2009. Total personnel costs decreased by $211,277 (6.15%) to $3,223,969 for the second quarter of 2010 from the $3,435,246 incurred in the second quarter of 2009. During the second quarter of 2009, the Company implemented a plan to reduce operating costs, which included a reduction in staffing levels, and a reduction in certain benefits.
Total other real estate expenses (which includes writedowns, losses upon sale, and operating expenses of other real estate owned), for the first six months of 2010 increased $833,666 (47.31%) to $2,595,829, as compared with the $1,762,163 of expenses incurred for the first six months of 2009. Total other real estate expenses for the second quarter of 2010 decreased $230,458 (15.87%) to $1,222,042, as compared with the $1,452,500 of expenses incurred for the second quarter of 2009. Net losses and writedowns for the first six months and second quarter of 2010 were $1,503,964 and $774,301, respectively.
Total occupancy and equipment expenses decreased $51,088 (2.31%) to $2,161,230 for the first six months of 2010 from the $2,212,318 incurred in the first six months of 2009. Total occupancy and equipment expenses decreased $12,175 (1.12%) to $1,074,211 for the second quarter of 2010 as compared with $1,086,386 for the second quarter of 2009. Certain assets became fully depreciated and a temporary facility was closed.
FDIC insurance assessment expense for the first six months of 2010 decreased $122,067 (7.35%) to $1,538,915, as compared with the $1,660,982 of expenses incurred for the first six months of 2009. Total FDIC insurance assessment expense for the second quarter of 2010 decreased $403,052 (34.82%) to $754,397, as compared with the $1,157,449 of expenses incurred for the second quarter of 2009. During 2009, the FDIC imposed a special assessment, which was levied on all banks, varying based on size to replenish the FDIC’s insurance fund.
Total data processing expenses for the first six months of 2010 decreased $184,773 (18.58%) to $809,580 for the first six months of 2010, as compared with the $994,353 of expenses incurred for the first six months of 2009. Total data processing expenses for the second quarter of 2010 decreased $142,642 (27.45%) to $377,037 as compared with the $519,679 of expenses incurred for the second quarter of 2009. The decreases were achieved due to cost reduction efforts.
Total advertising expenses for the first six months of 2010 decreased $139,751 (79.63%) to $35,751, as compared with the $175,502 of expenses incurred for the first six months of 2009. Total advertising expenses for the second quarter of 2010 decreased $11,333 (40.20%) to $16,859, as compared with the $28,192 of expenses incurred for the second quarter of 2009. The decrease is part of the Company’s cost reduction efforts, as many of the Company’s advertising efforts have been scaled back.
Other noninterest expenses for the first six months of 2010 decreased $41,728 (2.51%) to $1,622,224, as compared with the $1,663,952 of expenses incurred for the first six months of 2009. Total other noninterest expenses for the second quarter of 2010 decreased $34,933 (4.02%) to $833,526, as compared with the $868,459 of expenses incurred for the second quarter of 2009. The decrease is attributed to the Company’s cost reduction initiatives.
Income Taxes
Applicable income tax benefits totaled $4,167,494 and $4,416,777 for the six-month periods ended June 30, 2010 and 2009, respectively. The effective tax rates for the six-month periods ended June 30, 2010 and 2009 were 40.98% and 34.78%, respectively. Applicable income tax benefits totaled $2,692,536 and $4,378,551 for the three-month periods ended June 30, 2010 and 2009, respectively. The effective tax rates for the three-month periods ended June 30, 2010 and 2009 were 43.46% and 34.34%, respectively. The change in effective tax rates was primarily influenced by the level of tax-exempt interest income earned in each period.

Pre-tax core earnings increased $3,385,228 (55.02%) to $9,538,432 million for the six months ended June 30, 2010 from $6,153,204 for the six months ended June 30, 2009. Pre-tax core earnings increased $970,106 (27.40%) to $4,510,999 for the three months ended June 30, 2010 from the $3,540,893 for the three months ended June 30, 2009. Pre-tax core earnings, which is a non-GAAP financial measure, is presented because the Company believes adjusting its results to exclude loan loss provision expense, impairment charges, special FDIC assessments and unusual gains or losses provides shareholders with additional insight for evaluating period-to-period operating results. A schedule reconciling GAAP pre-tax loss to pre-tax core earnings is provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Loss before income taxes	$(6,195,791)	$(12,751,446)	$(10,169,454)	$(12,698,798)

Other real estate expense	1,222,042	1,452,500	2,595,829	1,762,163
Losses (gains) on sales and writedown of securities	(143,252)	146,319	(207,943)	146,319
FDIC special assessment	—	693,520	—	693,520
Provision for loan losses	9,628,000	14,000,000	17,320,000	16,250,000

Pre-tax core earnings	$4,510,999	$3,540,893	$9,538,432	$6,153,204

Financial Condition
Total assets of the Company decreased $89,818,955 (5.84%) to $1,447,875,462 at June 30, 2010 from a level of $1,537,694,417 at June 30, 2009. In the first six months of 2010, total assets decreased $88,832,122 (5.78%), from the level of $1,536,707,584 at December 31, 2009. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Total deposits of the Company decreased $88,952,591 (7.03%) in the first six months of 2010 to $1,177,107,606 at June 30, 2010, from the level of $1,266,060,197 at December 31, 2009. The Company has sought to lower its percentage of higher cost time deposit balances while increasing lower cost savings and interest bearing transaction account balances. The overall decline is consistent with the decline in total assets, as less funding is required. However, as presented in the following tables, the Company has achieved significant average growth in interest bearing and savings deposits, which reflects success in attracting retail deposits.
Short-term borrowings at June 30, 2010 increased $6,196,143 (48.80%) to $18,893,075 from the level of $12,696,932 at December 31, 2009. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total longer-term advances from the Federal Home Loan Bank decreased $5,000,000 (4.81%) to $99,000,000 from the level of $104,000,000 at December 31, 2009. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Total loans decreased $73,982,473 (6.48%) in the first six months of 2010 to $1,066,898,802 at June 30, 2010, from the level of $1,140,881,275 at December 31, 2009. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Investment securities, all of which are maintained as available-for-sale, decreased $20,544,548 (7.23%) in the first six months of 2010 to $263,575,008 at June 30, 2010, from the level of $284,119,556 at December 31, 2009. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio and the funding requirements of the Company’s loan portfolio, as described above.
Total stockholders equity decreased $2,880,291 (1.92%) in the first six months of 2010 to $146,789,133 at June 30, 2010, from the level of $149,669,424 at December 31, 2009. The Company’s capital-to-asset percentage was 10.14% at June 30, 2010.

The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Six Months Ended June 30, 2010
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,107,753,561	74.54%	$30,135,515	5.49%
Investment securities:
Taxable	225,075,692	15.15	3,507,293	3.14
Exempt from Federal income taxes (3)	29,062,615	1.96	854,936	5.93
Short-term investments	32,129,667	2.16	32,543	0.20

Total earning assets	1,394,021,535	93.81	34,530,287	5.00

Nonearning assets:
Cash and due from banks	5,368,062	0.36
Reserve for possible loan losses	(33,231,280)	(2.24)
Premises and equipment	41,758,240	2.81
Other assets	76,538,934	5.15
Available-for-sale investment market valuation	1,648,445	0.11

Total nonearning assets	92,082,401	6.19

Total assets	$1,486,103,936	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$231,733,363	15.60	1,080,184	0.94
Savings	322,525,828	21.70	2,050,543	1.28
Time deposits of $100,000 or more	258,419,981	17.39	3,141,889	2.45
Other time deposits	341,387,357	22.97	4,982,503	2.94

Total interest-bearing deposits	1,154,066,529	77.66	11,255,119	1.97
Long term borrowings	101,231,183	6.81	1,924,001	3.83
Funds purchased and securities sold under repurchase agreements	14,752,435	0.99	56,752	0.78

Total interest-bearing liabilities	1,270,050,147	85.46	13,235,872	2.10

Noninterest-bearing deposits	60,997,297	4.11
Other liabilities	5,657,239	0.38

Total liabilities	1,336,704,683	89.95
STOCKHOLDERS’ EQUITY	149,399,253	10.05

Total liabilities and stockholders’ equity	$1,486,103,936	100.00%

Net interest income			$21,294,415

Net yield on earning assets				3.08%

(continued)

	Six Months Ended June 30, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,237,889,511	77.64%	$34,681,445	5.65%
Investment securities:
Taxable	225,542,795	14.15	3,916,989	3.50
Exempt from Federal income taxes (3)	31,421,568	1.97	894,476	5.74
Short-term investments	25,130,395	1.58	22,721	0.18

Total earning assets	1,519,984,269	95.34	39,515,631	5.24

Nonearning assets:
Cash and due from banks	5,585,542	0.35
Reserve for possible loan losses	(14,481,582)	(0.91)
Premises and equipment	43,775,796	2.75
Other assets	38,965,946	2.44
Available-for-sale investment market valuation	483,384	0.03

Total nonearning assets	74,329,086	4.66

Total assets	$1,594,313,355	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	165,461,647	10.38%	1,144,261	1.39
Savings	212,492,074	13.33	3,013,059	2.86
Time deposits of $100,000 or more	344,037,916	21.58	5,594,281	3.28
Other time deposits	470,864,426	29.53	8,431,030	3.61

Total interest-bearing deposits	1,192,856,063	74.82	18,182,631	3.07
Long term borrowings	136,000,000	8.53	2,477,633	3.67
Funds purchased and securities sold under repurchase agreements	28,894,011	1.81	307,539	2.15

Total interest-bearing liabilities	1,357,750,074	85.16	20,967,803	3.11

Noninterest-bearing deposits	58,981,144	3.70
Other liabilities	6,951,446	0.44

Total liabilities	1,423,682,664	89.30
STOCKHOLDERS’ EQUITY	170,630,691	10.70

Total liabilities and stockholders’ equity	$1,594,313,355	100.00%

Net interest income			$18,547,828

Net yield on earning assets				2.46%

(continued)

	Quarter Ended June 30, 2010
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,090,087,275	74.55%	$14,677,482	5.40%
Investment securities:
Taxable	219,279,697	15.00	1,673,943	3.06
Exempt from Federal income taxes (3)	28,508,567	1.95	419,474	5.90
Short-term investments	31,499,569	2.15	15,988	0.20

Total earning assets	1,369,375,108	93.65	16,786,887	4.92

Nonearning assets:
Cash and due from banks	5,812,533	0.40
Reserve for possible loan losses	(34,089,075)	(2.33)
Premises and equipment	41,495,707	2.84
Other assets	77,389,385	5.29
Available-for-sale investment market valuation	2,164,175	0.15

Total nonearning assets	92,772,725	6.35

Total assets	$1,462,147,833	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$232,208,960	15.88	534,575	0.92
Savings	326,591,959	22.34	1,026,262	1.26
Time deposits of $100,000 or more	245,914,015	16.82	1,501,777	2.45
Other time deposits	330,319,633	22.59	2,401,916	2.92

Total interest-bearing deposits	1,135,034,567	77.63	5,464,530	1.93
Long-term borrowings	99,000,000	6.77	955,082	3.87
Funds purchased and securities sold under repurchase agreements	15,721,742	1.08	26,333	0.67

Total interest-bearing liabilities	1,249,756,309	85.48	6,445,945	2.07

Noninterest-bearing deposits	58,168,040	3.98
Other liabilities	6,045,836	0.41

Total liabilities	1,313,970,185	89.87
STOCKHOLDERS’ EQUITY	148,177,648	10.13

Total liabilities and stockholders’ equity	$1,462,147,833	100.00%

Net interest income			$10,340,942

Net yield on earning assets				3.03%

(continued)

	Quarter Ended June 30, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,230,614,589	77.84%	$17,004,333	5.54%
Investment securities:
Taxable	228,358,817	14.44	1,961,004	3.44
Exempt from Federal income taxes (3)	29,892,810	1.89	429,398	5.76
Short-term investments	14,523,829	0.92	5,758	0.16

Total earning assets	1,503,390,045	95.09	19,400,493	5.18%

Nonearning assets:
Cash and due from banks	6,053,883	0.38
Reserve for possible loan losses	(14,033,695)	(0.89)
Premises and equipment	43,526,132	2.75
Other assets	40,633,821	2.58
Available-for-sale investment market valuation	1,362,916	0.09

Total nonearning assets	77,543,057	4.91

Total assets	$1,580,933,102	100.00%

LIABILITIES
Interest-bearing liabilities
Interest-bearing transaction accounts	$170,859,869	10.81%	549,024	1.29%
Savings	244,049,100	15.44	1,736,996	2.85
Time deposits of $100,000 or more	324,880,091	20.55	2,567,764	3.17
Other time deposits	438,892,158	27.76	3,845,871	3.51

Total interest-bearing deposits	1,178,681,218	74.56	8,699,655	2.96
Long term borrowings	136,000,000	8.60	1,245,663	3.67
Funds purchased and securities sold under repurchase agreements	18,246,127	1.15	47,251	1.04

Total interest-bearing liabilities	1,332,927,345	84.31	9,992,569	3.01

Noninterest-bearing deposits	60,076,229	3.80
Other liabilities	7,183,033	0.46

Total liabilities	1,400,186,607	88.57
STOCKHOLDERS’ EQUITY	180,746,495	11.43

Total liabilities and stockholders’ equity	$1,580,933,102	100.00%

Net interest income			$9,407,924

Net yield on earning assets				2.51%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2009, included in our annual report on Form 10-K, which was filed March 26, 2010.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

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
Net charge-offs for the first six months of 2010 were $13,378,166, compared to $6,511,312 for the first six months of 2009. Net charge-offs for the second quarter of 2010 were $6,181,681, compared to $4,151,537 for the second quarter of 2009. The Company’s banking subsidiaries had no loans to any foreign countries at June 30, 2010 and 2009, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by commercial and residential real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies.
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
The continued significant decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s nonperforming assets of $40,404,836 (44.98%) to $130,234,522 at June 30, 2010 from $89,829,687 at June 30, 2009. At June 30, 2010 and 2009, nonperforming loans totaled $93,914,590 and $73,488,471, respectively, comprised of nonaccrual loans of $86,161,022 and $55,021,386, respectively; loans 90 days delinquent and still accruing interest of $858,478 and $4,535,232, respectively; and restructured loans totaling $6,895,090 and $13,931,853, respectively. The increase in nonperforming loans is due to the continued weakness in the economy, particularly regarding commercial and construction real estate in the Banks’ markets. The Company has taken a more aggressive approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties result in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at June 30, 2010 adequately considers the current fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.

Of the Company’s $1.2 billion loans outstanding at June 30, 2010, 6% were originated in Florida and 94% outside Florida. Following is a breakdown of problem assets originated in Florida and outside of Florida:

Originated In
	Florida	All other	Total
Net Charge-offs (quarter ended 6/30/10)	$3.9 million	$2.3 million	$6.2 million
Net Charge-offs (quarter ended 6/30/09)	$3.2 million	$1.0 million	$4.2 million
Nonperforming Loans (6/30/2010)	$22.6 million	$71.3 million	$93.9 million
Nonperforming Loans (12/31/2009)	$25.4 million	$46.7 million	$72.1 million
Nonperforming Loans (6/30/2009)	$52.4 million	$21.1 million	$73.5 million
Nonperforming Assets* (6/30/2010)	$42.9 million	$87.3 million	$130.2 million
Nonperforming Assets* (12/31/2009)	$44.5 million	$56.7 million	$101.2 million
Nonperforming Assets* (6/30/2009)	$59.6 million	$30.2 million	$89.8 million
Outstanding Loans Originated In Respective Markets	$69.3 million	$998 million	$1.067 billion
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
The continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s nonperforming loans in 2009 and 2010. At June 30, 2010, nonperforming loans had increased $21,837,156 to $93,914,590, from $72,077,434 at December 31, 2009, the largest components of which were primarily comprised of the following loan relationships, which represents approximately 84.70% of total nonperforming loans:
•	A loan for approximately $1.4 million to a single purpose entity, secured by six improved commercial lots in Florida. The Company has determined no mutually agreeable solution is likely and is moving forward with foreclosure.

•	A loan for approximately $1.5 million to a single purpose entity secured by unimproved property in Florida that is in default. The Company has determined no mutually agreeable solution is likely and is moving forward with foreclosure.

•	A loan for approximately $1.5 million to two Florida investors for future commercial development. Development has not started, as recent changes in FEMA flood maps have impacted the value and future development options. The borrower is currently operating under a forbearance agreement as it works through its options for the property, which now include action against Lee County, Florida for damages. The Company is attempting to join the suit as plaintiff to protect its collateral interests.

•	A loan for approximately $1.4 million to a single purpose entity controlled by a group of investors that is in default. The loan is secured by a building and improved commercial lots in Florida. The Company has been negotiating with the borrower and guarantors to develop a plan for the property with no meaningful results. The Company is moving forward with foreclosure.
•	A loan for approximately $2.0 million to an individual, secured by the individual’s primary residence in Florida, that is in default. The borrower entered into a forbearance agreement but has now defaulted under that negotiated plan. Foreclosure proceedings have been initiated again.

•	A loan for approximately $4.0 million to a group of Florida investors secured by unimproved property in Florida. After multiple quarters of performance by some of the guarantors, payments have stopped and the parties have engaged counsel. The Company has initiated foreclosure.

•	A loan for approximately $2.9 million for ground development of a proposed commercial retail strip center and self-storage facility in southwestern Florida. The entity was established by an experienced real estate developer; however, with the deterioration of the real estate market, the project did not begin construction, and the real estate downturn has affected the cash flow of the guarantor. The Company is working with the borrower on a strategy for repayment, resolution to the project, or obtaining a signed deed for the property in lieu of foreclosure.

•	A loan for approximately $13.1 million, secured by an individual warehouse in St. Louis, Missouri. The loan is currently in forbearance as borrower restructures its business operations. The warehouse is experiencing high vacancy.

•	A loan totaling approximately $1.8 million to entities controlled by a group of Missouri real estate investors for the purchase and development of a parcel of land in St. Charles, Missouri. The majority of the proposed entitlements and development have been completed. The Company reached an agreement with the borrower to move the project forward with a new home builder. The new builder has a good reputation and is qualified for the project. The Company and the builder are developing a marketing plan to increase sales prospects.

•	A $16.7 million loan to a commercial real estate developer in Houston, Texas. The loan is secured by three office buildings and developed commercial land. The borrower recently refinanced a tract of land that provided a principal loan reduction, payment of past due interest and real estate taxes. Additionally, the borrower has another tract of ground that is bank collateral under contract to a national home builder.

•	A loan for approximately $4.0 million to a non-profit organization for the purchase of 482 acres and a 7,000 square foot residence in St. Louis, Missouri. The property is well located in a natural setting that abuts a river. The nonprofit organization has experienced financial setbacks, most notably a decline in contributions.

•	A loan for approximately $4.5 million to a commercial real estate developer for the development of a shopping center. The center has a long term lease in place with a grocery store. The owner is actively marketing the center to get the vacant space leased.

•	Loans totaling approximately $3.4 million to build out a day spa in Missouri. The spa was paying as agreed until recently.

•	A loan for approximately $1.1 million of a 30,000 sq. ft. office warehouse in St. Charles, MO. The warehouse is partially occupied by the owner. The loan is secured by the building and assignment of rents. The Company is working with the borrower on getting the past due real estate taxes paid.

•	A loan for approximately $3.0 million for the purchase of a 35,500 sq. ft. retail strip center. The center has experienced high vacancy and slow leasing. Outside counsel has been engaged for collection.

•	A loan for approximately $5.0 million to a group of investors for the building of a hotel. A few of the investors have been in the hotel industry for many years. Since opening, the hotel has not been able to achieve expected occupancy levels. Foreclosure proceedings have begun.

•	A loan for approximately $1.6 million to a golf course in Florida. The course contains 342 acres with a club house, swimming pool, fitness center, and other amenities. The slow economy in Florida has caused the borrower to have less than expected bookings for tee times and a drop in membership. This is a Small Business Administration loan and the Company is working with the SBA on liquidation of assets and legal action.

•	A loan for approximately $8.4 million to a commercial real estate developer for the construction of medical office condominiums in Arizona. The loan is secured by 10.59 acres. The borrower had a successful background in commercial real estate development and a strong financial background. The development has been struggling with the recent economic conditions but the Company is working with the borrower and watching the development closely.

•	A loan for approximately $2.3 million for a 64,000 sq. ft. industrial warehouse that is used as a sports complex. The owner operates indoor soccer and inline hockey throughout the year. The Company is pursuing various collection opportunities.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $36,319,932, $29,085,943 and $16,341,216 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2009:

Balance at December 31, 2009	$29,085,943
Foreclosures	12,709,989
Loans made to facilitate sales of other real estate	(371,250)
Cash proceeds from sales	(3,600,786)
Losses and writedowns	(1,503,964)

Balance at June 30, 2010	$36,319,932

During this period of a declining real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to maintain the quality of the loan portfolio, and has often had to offer a competitively lower interest rate on such loans. Given the collateral values maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at June 30, 2010; however, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
Potential Problem Loans
As of June 30, 2010, the Company had 27 loans with a total principal balance of $42,663,445 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were not greater than 90 days past due on any scheduled payments, and are not categorized as nonperforming loans. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, and Chief Credit Officer. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the Loan Committee of the Board of Directors, which is comprised of three Directors on a rotating basis. The Company’s legal lending limit was $40,201,019 at June 30, 2010.
At June 30, 2010 and 2009, the reserve for possible loan losses was $36,163,403 and $24,044,510, respectively, or 3.39% and 1.97% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the six-month periods ended June 30, 2010 and 2009. The increase in the reserve is attributed to a number of factors, including the elevated levels of nonperforming loans and continued declines in the value of real estate securing the Banks’ loans. The economy continues to present challenges to our borrowers and it could be likely that others will meet with difficulty in meeting obligations.

	Six-Month Periods
	Ended June 30,
(in thousands of dollars)	2010	2009
Average loans outstanding	$1,107,754	$1,237,890

Reserve at beginning of year	$32,221	$14,306
Provision for possible loan losses	17,320	16,250

	49,541	30,556

Charge-offs:
Commercial loans:
Real estate	(4,758)	(1,164)
Other	(27)	(134)
Real estate:
Construction	(8,256)	(4,511)
Residential	(595)	(1,176)
Consumer	(17)	(21)
Overdrafts	—	(20)

Total charge-offs	(13,653)	(7,026)

Recoveries:
Commercial loans:
Real estate	77	29
Other	135	1
Real estate:
Construction	25	353
Residential	30	118
Consumer	8	14
Overdrafts	—	—

Total recoveries	275	515

Reserve at end of period	$36,163	$24,045

Net charge-offs to average loans	2.44%	1.06%

Ending reserve to net outstanding loans at end of period	3.39%	1.97%

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
While the Company has no significant specific industry concentration risk, analysis showed that over 91% of the loan portfolio was dependent on real estate collateral at June 30, 2010, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real Estate Loan Balances as a Percentage
	of Total Regulatory Capital
	6/30/2010	12/31/2009	6/30/2009
Construction, land development and other other land loans	93%	112%	98%
Nonfarm nonresidential:
Owner occupied	136%	112%	73%
Non-owner occupied	341%	340%	303%
1-4 family closed end loans	43%	40%	38%
Multi-family	84%	86%	68%
Other	23%	22%	18%

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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $263,575,008 at June 30, 2010, of which approximately $171,229,666 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have Federal funds lines of credit totaling $23,000,000, through correspondent banks, of which $23,000,000 was available at June 30, 2010. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $144,726,676 and availability under that line was $48,307,101 as of June 30, 2010. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $9,920,000, of which $5,820,000 was available at June 30, 2010. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in the amount of $32,054,198, of which $32,054,198 is available at June 30, 2010. As of June 30, 2010, the combined availability under these arrangements totaled $109,181,299. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become distressed and the Banks’ ratings lowered, it could negatively impact the ability of the Banks to borrow the funds.
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
As of June 30, 2010, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at June 30, 2010 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Consolidated	$135,056	11.14%	$96,966	≥8.0%	N/A	N/A
Reliance Bank	117,806	10.25%	91,915	≥8.0%	114,894	≥10.0%
Reliance Bank, FSB	10,676	14.75%	5,790	≥8.0%	7,238	≥10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	119,111	9.83%	48,483	≥4.0%	N/A	N/A
Reliance Bank	103,256	8.99%	45,957	≥4.0%	68,936	≥6.0%
Reliance Bank, FSB	9,734	13.45%	2,895	≥4.0%	4,343	≥6.0%
Tier 1 capital (to average assets)
Consolidated	119,111	8.30%	57,424	≥4.0%	N/A	N/A
Reliance Bank	103,256	7.66%	53,921	≥4.0%	67,401	≥5.0%
Reliance Bank, FSB	9,734	11.37%	3,423	≥4.0%	4,279	≥5.0%
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
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At June 30, 2010, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”
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

The required contractual obligations and other commitments at June 30, 2010 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,573,260	$720,255	$2,128,917	$4,724,088
Time deposits	535,575,085	365,028,547	160,585,679	9,960,859
Federal Home Loan Bank borrowings	99,000,000	6,000,000	26,000,000	67,000,000
Commitments to extend credit	113,380,599	60,396,701	19,451,797	33,532,101
Standby letters of credit	12,609,055	4,429,881	8,179,174	—
Impact of New and Not Yet Adopted Accounting Pronouncements
None.
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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of June 30, 2010, individually and cumulatively, through various time horizons:

		Remaining Maturity if Fixed Rate;
		Earliest Possible Repricing Interval if Floating Rate
	3	Over 3	Over 1
	months	months	year
	or	through	through	Over
	less	12 months	5 years	5 years	Total
Interest-earning assets
Loans	$441,698,149	139,176,744	449,978,537	36,045,372	1,066,898,802
Investment securities, at amortized cost	35,016,293	58,147,981	151,800,295	15,168,791	260,133,360
Other interest-earnings assets	17,707,040	—	—	—	17,707,040

Total interest-earning assets	$494,421,482	197,324,725	601,778,832	51,214,163	1,344,739,202

Interest bearing-liabilities
Savings and interest bearing transaction accounts	$577,805,563	43,230	—	—	577,848,793
Time certificates of deposit of $100,000 or more	90,120,769	79,724,796	55,063,234	4,382,871	229,291,670
All other time deposits	83,234,082	111,948,900	105,522,445	5,577,988	306,283,415
Nondeposit interest-bearing liabilities	23,622,645	1,270,430	26,000,000	67,000,000	117,893,075

Total interest-bearing liabilities	$774,783,059	192,987,356	186,585,679	76,960,859	1,231,316,953

Gap by period	$(280,361,577)	4,337,369	415,193,153	(25,746,696)	113,422,249

Cumulative gap	$(280,361,577)	(276,024,208)	139,168,945	113,422,249	113,422,249

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.64x	1.02x	3.23x	0.67x	1.09x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.64x	0.71x	1.12x	1.09x	1.09x

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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at June 30, 2010 indicate that the Company’s fair market value of equity would decrease 5.23%, and 7.65%, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and increase 5.26% and 6.41%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.
Part I — Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Part II — Item 1A — Risk Factors
Financial reforms and related regulations may affect our business activities, financial position and profitability.
     The Dodd-Frank Act, signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. We are currently reviewing the impact the legislation will have on our business.
     The legislation charges the federal banking agencies with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage and liquidity standards and numerous other requirements. The Dodd-Frank Act also authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by the Company.
     The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of its business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes.
There have not been any other material changes in the risk factors as disclosed in the Company’s annual report in Form 10-K for the year ended December 31, 2009.
Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company sold 365,684 shares and received subscriptions for 1,185,833 shares of the Company’s common stock at the offering price of $3.00 per share for the quarter ended June 30, 2010. This represented an aggregate offering price of $4,654,551. Also, the Company sold 180 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series C, at the offering price of $1,000 per share for the quarter ended June 30, 2010. This represented an aggregate offering price of $180,000. On April 13, 2010, the Company redeemed 25 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series C, at a price of $1,000 per share for the quarter ended June 30, 2010. This represented an aggregate price of $25,000. These offerings were extended to accredited investors (as such term is defined in Regulation D under the Securities Act of 1933, as amended), and were intended to qualify for exemption from registration pursuant to Rule 506 of Regulation D. The purpose of these offerings, which are still active, is to generate capital, as well as to remain well capitalized.
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

RELIANCE BANCSHARES, INC.
By:	/s/ Allan D. Ivie, IV
Allan D. Ivie, IV
Chief Executive Officer

By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Chief Financial Officer

Date: August 12, 2010