Form 10-Q
period 2010-09-30
Reliance Bancshares, Inc.
filed 2010-11-15
CIK 1397771

United States
Securities AND Exchange Commission
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
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
Large accelerated filer :☐	Accelerated filer :☐	Non-accelerated filer :☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 29, 2010, the Registrant had 22,459,417 shares of outstanding Class A common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$13,882,626	11,928,668
Interest-earning deposits in other financial institutions	4,157,482	15,767,862
Investments in available-for-sale debt securities, at fair value	214,473,398	284,119,556
Loans	1,015,272,350	1,140,881,275
Less — Deferred loan fees/costs	(2,729)	(84,741)
Reserve for possible loan losses	(39,263,008)	(32,221,569)

Net loans	976,006,613	1,108,574,965

Premises and equipment, net	40,733,224	42,210,536
Accrued interest receivable	3,835,642	5,647,887
Other real estate owned	35,999,751	29,085,943
Identifiable intangible assets, net of accumulated amortization of $119,445 and $107,229 at September 30, 2010 and December 31, 2009, respectively	124,874	137,090
Goodwill	1,149,192	1,149,192
Other assets	43,745,530	38,085,885

	$1,334,108,332	1,536,707,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$68,240,850	71,829,581
Interest-bearing	1,002,885,544	1,194,230,616

Total deposits	1,071,126,394	1,266,060,197
Short-term borrowings	23,872,470	12,696,932
Long-term Federal Home Loan Bank borrowings	93,000,000	104,000,000
Accrued interest payable	1,429,062	2,194,952
Other liabilities	4,306,848	2,086,080

Total liabilities	1,193,734,774	1,387,038,161

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000,000	40,000,000
Series B, 2,000 shares issued and outstanding	2,000,000	2,000,000
Series C, 535 and 300 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	535,000	300,000
Common stock, $0.25 par value; 40,000,000 shares authorized, 22,638,894 and 20,972,091 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5,659,724	5,243,023
Subscriptions receivable	(682,500)	—
Surplus	125,350,291	122,334,757
Retained earnings	(34,651,693)	(19,796,397)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	2,162,736	(411,960)

Total stockholders’ equity	140,373,558	149,669,423

	$1,334,108,332	1,536,707,584

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$13,947,445	16,705,289	44,071,380	51,375,259
Interest on debt securities:
Taxable	1,475,110	1,867,460	4,982,403	5,784,448
Exempt from Federal income taxes	262,589	312,195	863,501	962,426
Interest on short-term investments	2,928	7,076	35,471	29,817

Total interest income	15,688,072	18,892,020	49,952,755	58,151,950

Interest expense:
Interest on deposits	4,514,514	7,835,261	15,769,633	26,017,912
Interest on short-term borrowings	33,792	22,734	90,543	330,272
Interest on long-term Federal Home Loan Bank borrowings	952,131	1,237,276	2,876,132	3,714,910

Total interest expense	5,500,437	9,095,271	18,736,308	30,063,094

Net interest income	10,187,635	9,796,749	31,216,447	28,088,856
Provision for possible loan losses	17,203,000	11,450,000	34,523,000	27,700,000

Net interest income (loss) after provision for possible loan losses	(7,015,365)	(1,653,251)	(3,306,553)	388,856

Noninterest income:
Service charges on deposit accounts	224,675	265,069	684,986	713,587
Net gains on sales of debt securities	21,750	807,172	287,509	806,931
Other noninterest income	875,073	441,357	1,589,178	1,191,369

Total noninterest income	1,121,498	1,513,598	2,561,673	2,711,887

Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	78,535	970,749	138,360	60,161
Portion of other-than-temporary losses recognized in other comprehensive income	213,944	(796,905)	211,936	259,760

Net impairment loss realized	292,479	173,844	350,296	319,921
Salaries and employee benefits	3,470,862	3,319,920	9,959,814	10,635,621
Other real estate owned expense	2,080,870	2,066,751	4,676,698	3,828,915
Occupancy and equipment expense	1,106,521	1,119,182	3,267,752	3,331,499
FDIC assessment	678,707	675,279	2,217,622	2,336,261
Data processing	437,829	505,299	1,247,409	1,499,653
Advertising	13,345	25,528	49,096	201,030
Amortization of intangible assets	4,072	4,072	12,216	12,216
Other noninterest expenses	835,263	836,886	2,457,485	2,500,838

Total noninterest expense	8,919,948	8,726,761	24,238,388	24,665,954

Loss before applicable income taxes	(14,813,815)	(8,866,414)	(24,983,268)	(21,565,211)
Applicable income tax benefit	(5,960,479)	(3,091,023)	(10,127,972)	(7,507,800)

Net loss	$(8,853,336)	(5,775,391)	(14,855,296)	(14,057,411)

Net loss	$(8,853,336)	(5,775,391)	(14,855,296)	(14,057,411)
Preferred stock dividends	(553,879)	(545,000)	(1,654,022)	(1,102,111)

Net loss available to common shareholders	$(9,407,215)	(6,320,391)	(16,509,318)	(15,159,522)

Per share amounts:
Basic loss per share	$(0.42)	(0.30)	(0.77)	(0.73)
Basic weighted average shares outstanding	22,569,372	20,918,020	21,593,589	20,840,691
Diluted loss per share	$(0.42)	(0.30)	(0.77)	(0.73)
Diluted weighted average shares outstanding	22,569,372	20,918,020	21,593,589	20,862,858
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Loss
Nine Months Ended September 30, 2010 and 2009
(unaudited)

	2010	2009

Net loss	$(14,855,296)	(14,057,411)

Other comprehensive income (loss) before tax:

Change in unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	(138,360)	(60,161)

Change in unrealized gains (losses) on other securities available for sale, net of reclassification	3,974,858	3,453,594

Reclassification adjustments for:
Available-for-sale security gains included in net loss	(287,509)	(806,931)
Writedown of investment securities included in net loss	350,296	319,921

Other comprehensive income before tax	3,899,285	2,906,423

Income tax related to items of other comprehensive income	1,324,589	988,181

Other comprehensive income, net of tax	2,574,696	1,918,242

Total comprehensive loss	$(12,280,600)	(12,139,169)

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2010 and 2009
(unaudited)

							Accumulated
							other	Total
	Preferred	Common	Subscriptions		Retained	Treasury	comprehensive	stockholders’
	stock	stock	receivable	Surplus	earnings	stock	income (loss)	equity

Balance at December 31, 2008	$—	5,192,696	—	124,193,318	10,663,076	(335,280)	(104,930)	139,608,880
Net loss	—	—	—	—	(14,057,411)	—	—	(14,057,411)
Issuance of 40,000 shares of Series A preferred stock	40,000,000	—	—	—	—	—	—	40,000,000
Issuance of 2,000 shares of Series B preferred stock	2,000,000	—	—	(2,000,000)	—	—	—	—
Preferred stock dividends	—	—	—	—	(1,102,111)	—	—	(1,102,111)
Stock issuance costs	—	—	—	(17,271)	—	—	—	(17,271)
Stock options exercised — 156,000 shares (19,604 from from treasury)	—	34,098	—	210,485	—	158,416	—	402,999
Treasury stock purchased — 10,000 shares	—	—	—	—	—	(40,000)	—	(40,000)
Sale of common stock in connection with employee stock purchase plan — 25,753 shares (14,910 from treasury)	—	2,711	—	(132,272)	—	216,864	—	87,303
Stock option expense	—	—	—	391,469	—	—	—	391,469
Amortization of restricted stock	—	—	—	28,125	—	—	—	28,125
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	1,918,242	1,918,242

Balance at September 30, 2009	$42,000,000	5,229,505	—	122,673,854	(4,496,446)	—	1,813,312	167,220,225

Balance at December 31, 2009	$42,300,000	5,243,023	—	122,334,757	(19,796,397)	—	(411,960)	149,669,423
Net loss	—	—	—	—	(14,855,296)	—	—	(14,855,296)
Subscriptions received for 1,595,517 shares of common stock	—	398,879	(4,786,551)	4,387,672	—	—	—	—
Payments received for subscription receivable	—	—	4,104,051	—	—	—	—	4,104,051
Issuance of 235 shares of Series C preferred stock	235,000	—	—	—	—	—	—	235,000
Preferred stock dividends	—	—	—	(1,654,022)	—	—	—	(1,654,022)
Stock issuance costs	—	—	—	(27,654)	—	—	—	(27,654)
Issuance of stock in connection with employee stock purchase plan — 31,286 shares	—	7,822	—	61,566	—	—	—	69,388
Stock option expense	—	—	—	197,734	—	—	—	197,734
Issuance of restricted stock to officers — 40,000 shares		10,000		(10,000)				—
Amortization of restricted stock	—	—	—	60,238	—	—	—	60,238
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	2,574,696	2,574,696

Balance at September 30, 2010	$42,535,000	5,659,724	(682,500)	125,350,291	(34,651,693)	—	2,162,736	140,373,558

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(14,855,296)	(14,057,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,752,909	3,571,080
Provision for possible loan losses	34,523,000	27,700,000
Net (gains) losses on sales and writedowns of debt securities	62,787	(487,010)
Net gain on sale of bank premises and equipment	—	(6,877)
Net losses on sales and writedowns of other real estate owned	2,863,068	3,092,545
Stock option compensation cost	197,734	391,469
Amortization of restricted stock expense	60,238	28,125
Mortgage loans originated for sale in the secondary market	(20,859,588)	(33,518,523)
Mortgage loans sold in the secondary market	18,778,488	34,516,523
Decrease in accrued interest receivable	1,812,245	214,996
Decrease in accrued interest payable	(765,890)	(1,558,531)
Other operating activities, net	(4,765,234)	(8,080,092)

Net cash provided by operating activities	19,804,461	11,806,294

Cash flows from investing activities:
Purchase of available-for-sale debt securities	(88,768,335)	(205,650,276)
Proceeds from maturities and issuer calls of available-for-sale debt securities	140,239,309	132,794,998
Proceeds from sales of available-for-sale debt securities	20,848,467	36,851,707
Net decrease in loans	85,730,665	41,794,755
Proceeds from sale of other real estate owned	4,618,910	1,197,195
Construction expenditures to finish other real estate owned	—	(13,786)
Proceeds from sale of bank premises and equipment	—	36,037
Purchase of bank premises and equipment	(98,397)	(300,884)

Net cash provided by investing activities	162,570,619	6,709,746

Cash flows from financing activities:
Net decrease in deposits	(194,933,803)	(8,036,465)
Net increase (decrease) in short-term borrowings	11,175,538	(49,869,892)
Payments of long-term Federal Home Loan Bank borrowings	(11,000,000)	(7,000,000)
Issuance of preferred stock	235,000	40,000,000
Dividends on preferred stock	(1,654,022)	(1,102,111)
Issuance of common stock	4,173,439	33,478
Purchase of treasury stock	—	(40,000)
Proceeds from sale of treasury stock	—	53,825
Stock options exercised	—	402,999
Payment of stock issuance costs	(27,654)	(17,271)

Net cash used in financing activities	(192,031,502)	(25,575,437)

Net decrease in cash and cash equivalents	(9,656,422)	(7,059,397)
Cash and cash equivalents at beginning of period	27,696,530	57,745,965

Cash and cash equivalents at end of period	$18,040,108	50,686,568

Supplemental information:
Cash paid for:
Interest	$19,502,198	31,621,625
Income taxes	—	964,000
Noncash transactions:
Warrant exercise and issuance of Series B preferred stock	—	2,000,000
Transfers to other real estate in settlement of loans	14,767,037	4,485,100
Loans made to facilitate the sale of other real estate	371,251	201,555
Issuance of restricted stock	10,000	—
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission the “SEC”. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications have no effect on previously reported net loss or stockholders’ equity.
Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in the Company’s previously issued Annual Report on Form 10-K.
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
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include amounts due from banks, interest-earning deposits in banks (all of which are payable on demand), and Federal funds sold. Certain balances are maintained in other financial institutions that participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program. Under this program, these balances are fully guaranteed by the FDIC through December 31, 2010. After this period, these balances will be fully insured under the recently amended Federal Deposit Insurance Act, with the FDIC providing full insurance, without limitation from December 31, 2010 through December 31, 2012. After this period, these balances would generally exceed the level of deposits insured by the FDIC.
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common stock. Such costs are recorded as a reduction of equity capital.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Subsequent Events
The Company has considered all events occurring subsequent to September 30, 2010 for possible disclosures through the filing date of this Form 10-Q.
Earnings per Share
Basic earnings per share data is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised. The following table presents a summary of per share data and amounts for the periods indicated.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009

Basic
Net loss available to common shareholders	$(9,407,215)	(6,320,391)	(16,509,318)	(15,159,522)

Weighted average common shares outstanding	22,569,372	20,918,020	21,593,589	20,840,691
Basic loss per share	$(0.42)	(0.30)	(0.77)	(0.73)

Diluted
Net loss available to common shareholders	$(9,407,215)	(6,320,391)	(16,509,318)	(15,159,522)

Weighted average common shares outstanding	22,569,372	20,918,020	21,593,589	20,840,691
Effect of dilutive stock options	—	—	—	22,167

Diluted weighted average common shares outstanding	22,569,372	20,918,020	21,593,589	20,862,858

Diluted loss per share	$(0.42)	(0.30)	(0.77)	(0.73)

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at September 30, 2010 will be $4,072 per quarter until completely amortized.
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
No value was ascribed to the options granted in the first nine months of 2010 or 2009, as the option price significantly exceeded the market value of the stock on the grant date; however, the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
options granted, including minimal or no volatility in the Company’s common stock price, expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the U.S. Treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
Following is a summary of the Company’s stock option activity for the nine-month periods ended September 30, 2010 and 2009:

	Options Granted Under		Options Granted to Directors
	Incentive Stock Option Plans		Under Nonqualified Plans
	Weighted		Weighted
	Average		Average
	Option Price	Number	Option Price	Number
	per Share	of Shares	per Share	of Shares
Nine Months Ended September 30, 2009:
Balance at December 31, 2008	$7.61	1,553,450	$8.44	673,000
Granted	7.50	102,250	7.50	500
Forfeited	9.33	(65,000)	13.23	(3,000)
Exercised	2.58	(156,000)	—	—

Balance at September 30, 2009	$8.07	1,434,700	$8.42	670,500

Nine Months Ended September 30, 2010:
Balance at December 31, 2009	$8.05	1,424,450	$8.41	666,816
Forfeited	10.86	(17,250)	10.70	(26,016)

Balance at September 30, 2010	$8.02	1,407,200	$8.32	640,800

The weighted average option prices for the 2,048,000 and 2,105,200 options outstanding at September 30, 2010 and 2009 were $8.11 and $8.18, respectively. At September 30, 2010, options to purchase an additional 547,250 shares of Company common stock were available for future grants under the various plans.
The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $228,300. No options were exercised during the nine months ended September 30, 2010. The average remaining contractual term for options exercisable as of September 30, 2010 was 2.89 years, with no intrinsic value at September 30, 2010. A summary of the activity of non-vested options during 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2009	271,198	$2.09
Granted	—	—
Vested	(142,857)	2.73
Forfeited	(4,250)	1.14

Nonvested at September 30, 2010	124,091	1.38

Unrecognized compensation expense related to nonvested stock options granted after January 1, 2006, was $18,545, and the related weighted average period over which it is expected to be recognized is approximately eight months. The Company recognized stock option expense of $197,734 and $391,469 for the nine months ended September 30, 2010 and 2009, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
NOTE 4 — INVESTMENTS IN DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair values of the Banks’ available-for-sale debt securities at September 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
		unreal-	unreal-	Estimated
	Amortized	ized	ized	fair
	cost	gains	losses	value
September 30, 2010

Obligations of U.S. Government agencies and corporations	$67,999,924	548,943	—	68,548,867
Obligations of state and political subdivisions	22,121,711	864,340	—	22,986,051
Trust preferred securities	3,363,681	—	(2,285,299)	1,078,382
U.S. agency residential mortgage-backed securities	117,712,980	4,147,118	—	121,860,098

	$211,198,296	5,560,401	(2,285,299)	214,473,398

December 31, 2009

Obligations of U.S. Government agencies and corporations	$116,150,389	273,013	(978,159)	115,445,243
Obligations of state and political subdivisions	30,012,602	651,846	(12,863)	30,651,585
Trust preferred securities	3,697,211	—	(2,459,474)	1,237,737
U.S. agency residential mortgage-backed securities	134,883,536	2,430,220	(528,765)	136,784,991

	$284,743,738	3,355,079	(3,979,261)	284,119,556

The amortized cost and estimated fair values of debt and equity securities classified as available-for-sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized	fair
	cost	value

Due one year or less	$3,691,200	3,707,146
Due one year through five years	19,849,400	20,166,075
Due five years through ten years	58,183,722	59,123,722
Due after ten years	11,760,994	9,616,357
U.S. agency residential mortgage-backed securities	117,712,980	121,860,098

	$211,198,296	214,473,398

Provided below is a summary of available-for sale investment securities which were in an unrealized loss position at September 30, 2010 and December 31, 2009. The obligations of U.S. Government agencies and corporations and mortgage-backed securities with unrealized losses at December 31, 2009 are primarily issued and guaranteed by the Federal Home Loan Bank, Federal National Mortgage Association, Government National Mortgage Association or the Federal Home Loan Mortgage Corporation. The obligations of state and political subdivisions with unrealized losses at December 31, 2009 are primarily comprised of municipal bonds with adequate credit ratings, underlying collateral, and/or cash flow projections. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Banks do not intend to sell the securities with unrealized losses, and it is not more likely than not that the Banks will be required to sell them before recovery of their amortized cost bases, which may be at maturity.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts, and insurance companies. The market for trust preferred securities at September 30, 2010 and December 31, 2009 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is more likely than not that the Banks will not be required to sell them.

September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
Obligations of U.S. Government agencies and corporations	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Trust preferred securities	—	—	1,078,382	(2,285,299)	1,078,382	(2,285,299)
U.S. agency residential mortgage-backed securities	—	—	—	—	—	—

	$—	—	1,078,382	(2,285,299)	1,078,382	(2,285,299)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses

Obligations of U.S. Government agencies and corporations	$76,621,565	(978,159)	—	—	76,621,565	(978,159)
Obligations of states and political subdivisions	3,663,692	(12,863)	—	—	3,663,692	(12,863)
Trust preferred securities	—	—	1,237,737	(2,459,474)	1,237,737	(2,459,474)
U.S. agency residential mortgage-backed securities	53,124,575	(528,399)	54,376	(366)	53,178,951	(528,765)

	$133,409,832	(1,519,421)	1,292,113	(2,459,840)	134,701,945	(3,979,261)

The Banks’ trust preferred securities consist of the following issues:

								Percentage of
					PV of	Year to date	Number of	issuers
		Accrual	Book	Fair	estimated	2010	original	currently
Pool	Class	status	value	value	cash flows	impairment	issuers	performing
1	C	Accruing	1,000,000	519,351	1,004,427	—	25	96%
2	B	Nonaccrual	933,360	263,203	980,221	—	56	75%
3	B-1	Nonaccrual	813,880	272,127	813,880	203,773	64	63%
4	B	Nonaccrual	616,441	23,701	616,441	146,523	59	25%

			3,363,681	1,078,382	3,414,969	350,296

As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (OTTI). The

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine months ended September 30, 2010 and 2009.

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	September 30,	September 30,
	2010	2009
Credit losses on trust preferred securities held
Beginning of period	$340,957	—
Additions related to OTTI losses not previously recognized	203,773	319,921
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	146,523	—
Reductions due to increases in expected cash flows	—	—

End of period	$691,253	319,921

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary (OTTI) are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. The analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, (4) structure of the security, and (5) the intent to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.
For the nine months ended September 30, 1010 and 2009, certain available-for-sale securities were sold for proceeds totaling $20,848,467 and $36,851,707, respectively, resulting in gross gains of $295,024 and $807,172, respectively, and gross losses of $7,515 and $241, respectively.
NOTE 5 — LOANS
The composition of the loan portfolio at September 30, 2010 and 2009 as follows:

	September 30,	December 31,
	2010	2009
Commercial:
Real estate	$752,228,053	797,054,385
Other	71,769,137	82,732,850
Real estate:
Construction	112,934,523	172,731,598
Residential	75,297,266	84,657,909
Consumer	3,043,371	3,704,533

	$1,015,272,350	1,140,881,275

The Banks grant commercial, real estate, and consumer loans throughout the St. Louis, Missouri, Phoenix, Arizona, and Houston, Texas metropolitan areas and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. Loans outstanding and originated in Florida totaled $59,636,549 at September 30, 2010. The ability of the Banks’ borrowers to honor their contractual obligations is dependent in part upon the local economies and their effect on the real estate market.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Transactions in the reserve for possible loan losses for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	2010	2009

Balance, January 1	$32,221,569	14,305,822
Provision charged to operations	34,523,000	27,700,000
Charge-offs	(27,797,700)	(17,129,335)
Recoveries of loans previously charged off	316,139	1,393,319

Balance, September 30	$39,263,008	26,269,806

NOTE 6 — DISCLOSURES ABOUT FINANCIAL INSTRUMENTS
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance-sheet financial instruments at September 30, 2010:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$133,076,427
Standby letters of credit	13,111,997

$146,188,424

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at September 30, 2010, $24,016,554 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment, on which the Banks generally have a superior lien.
Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party, for which draw requests have historically not been made. Such guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010:

	Carrying	Estimated
	amount	fair value
Balance sheet assets:
Cash and due from banks	$18,040,108	18,040,108
Investments in debt securities	214,473,398	214,473,398
Loans, net	976,006,613	990,906,372
Accrued interest receivable	3,835,642	3,835,642

	$1,212,355,761	1,227,255,520

Balance sheet liabilities:
Deposits	$1,071,126,394	1,078,233,376
Short-term borrowings	23,872,470	23,872,470
Long-term Federal Home
Loan Bank borrowings	93,000,000	112,155,548
Accrued interest payable	1,429,062	1,429,062

	$1,189,427,926	1,215,690,456

The Company uses fair value measurements to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Even if there has been a significant decrease in the volume and level of activity for the asset or liability regardless of the valuation techniques used, the objective of a fair value measurement remains the same, i.e., fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or value assigned to such assets or liabilities.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
Investments in Available-for-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Level 2 and 3 valuations. For all debt securities other than the trust preferred securities described below, the market valuation utilizes several sources, primarily pricing services, which include observable inputs rather than “significant unobservable inputs” and therefore, fall into the Level 2 category.
Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at September 30, 2010, the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at September 30, 2010, an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

Balance, at fair value on December 31, 2009	$1,237,737
Net unrealized gain arising in 2010	174,176
Impairment writedowns recognized in 2010	(350,296)
Accreted discount	1,153
Payments in kind during 2010	19,694
Principal payments received in 2010	(4,082)

Balance, at fair value on September 30, 2010	$1,078,382

Loans — The Company does not record loans at fair value on a recurring basis, other than loans that are considered impaired, which are recorded at the lower of fair value (less cost to sell) or amortized cost. At September 30, 2010, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 3 category. The total principal balance of impaired loans measured at fair value at September 30, 2010 was $160,800,461.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Observable
	Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investment securities:
Obligations of U.S. Government agencies and corporations	$—	68,548,867	—	68,548,867
Obligations of state and political subdivisions	—	22,986,051	—	22,986,051
Trust preferred collateralized debt obligations	—	—	1,078,382	1,078,382
U.S. agency residential mortgage-backed securities	—	121,860,098	—	121,860,098

Total investment securities available-for-sale	$—	213,395,016	1,078,382	214,473,398

In addition, other real estate owned is adjusted to fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate owned is based upon the current appraised values of the properties, as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Accordingly, these assets are classified in the Level 2 category. The total principal balance of other real estate owned at September 30, 2010 is $35,999,751.

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three and nine-month periods ended September 30, 2010 and 2009. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2009, included in our most recent annual report on Form 10-K.
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
Forward-Looking Statements
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent filings. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report, unless otherwise required by applicable rules.
Overview of Operations
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 23 locations of its wholly-owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). Since its opening in 1999 through September 30, 2010, Reliance Bank has accumulated a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPOs”) in Houston, Texas and Phoenix, Arizona, and has total assets, loans and deposits of $1.2 billion, $964 million, and $1 billion, respectively, at September 30, 2010.
On January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida. Since its opening in 2006 through September 30, 2010, Reliance Bank, FSB has accumulated a total of three branch locations in southwestern Florida and has total assets, loans, and deposits of $89.7 million, $51.4 million, and $69.5 million, respectively, at September 30, 2010.
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

Executive Summary of Results of Operations and Financial Condition
The Company’s consolidated net loss for the nine-month periods ended September 30, 2010 and 2009 totaled $14,855,296 and $14,057,411, respectively. Consolidated net loss for the three-month periods ended September 30, 2010 and 2009 totaled $8,853,336 and $5,775,391, respectively. While the Company’s quarterly and year-to-date net interest income has continued to grow, the provision for possible loan losses has increased, reflecting an increase in non-performing loans, which has resulted from a substantial decline in the real estate and local economic markets in which the Company’s banking subsidiaries operate.
Provision and Asset Quality
Credit costs continued to weigh heavily on third quarter 2010 earnings, as the Company recorded $17.2 million in provision for loan losses, largely related to asset quality deterioration in the Company’s land development, construction and commercial real estate portfolios. The Company experienced an increase in non-performing loans due to the current economic environment. Non-performing loans as of September 30, 2010 totaled $119.2 million, compared with $90.5 million as of September 30, 2009. Net charge-offs during the third quarter of 2010 were $14.1 million.
Management remains focused on improving credit quality and as a result of continued economic strains, has implemented rigorous problem credit action plans. During the third quarter of 2010, the Company has added personnel to address asset quality issues and dispose of non-performing assets.
Improved Net Interest Margin
Third quarter 2010 net interest margin grew by 4% over the same period in 2009, driven by a 39.5% drop in third quarter 2010 interest expense compared to third quarter 2009 The composition of the Company’s funding sources has shifted to lower cost transaction and savings accounts and away from higher cost time deposits. For the quarter ended September 30, 2010, average balances of transaction and savings accounts increased to 44.56% of total funding sources in 2010 as compared to 33.80% for the same quarter in 2009. Also, for the quarter ended September 30, 2010, average balances of time deposits decreased to 39.83% of total funding sources in 2010 as compared to 50.82% during the same period in 2009.
These increases in lower cost deposits helped reduce the Company’s cost of funds to 1.86% from 2.79% for the three months ended September 30, 2010 and 2009, respectively. One of the Company’s fastest growing funding categories also had the largest drop in rate of any of the Company’s funding categories. Average rates on savings accounts decreased from 2.81% to 1.01% for the three month periods ended September 30, 2009 to 2010, respectively.
Management has placed increased focus on growing low cost core transaction deposits, by concentrating on overall customer deposit relationships, allowing for a reduction in total deposit pricing and increased customer retention.
Capital
The Company continues to remain above the regulatory threshold for a well capitalized institution. In addition, during the past nine months, the Company has raised $4,104,051 from an ongoing stock offering and has outstanding subscriptions totaling an additional $682,500.
The following are certain ratios generally followed in the banking industry for the three- and nine-month periods ended September 30, 2010 and 2009:

	As of and for the		As of and for the
	nine months ended		quarters ended
	September 30,		September 30,
	2010	2009	2010	2009
Percentage of net loss to:
Average total assets	(1.37)%	(1.19)%	(2.52)%	(1.49)%
Average stockholders’ equity	(13.43)%	(10.97)%	(24.24)%	(13.27)%
Net interest margin	3.10%	2.54%	3.14%	2.69%

Percentage of average stockholders’ equity to average total assets	10.17%	10.88%	10.40%	11.24%

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on reporting operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for the year ended December 31, 2009 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K, which was filed March 30, 2010. Management believes that there have been no material changes to our critical accounting policies during the first nine months of 2010.
Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2010 and 2009
Net Interest Income
The Company’s net interest income increased $3,127,591 (11.13%) to $31,216,447 for the nine-month period ended September 30, 2010 from the $28,088,856 earned during the nine-month period ended September 30, 2009. The Company’s net interest margin for the nine-month periods ended September 30, 2010 and 2009 was 3.10% and 2.54%,respectively. The Company’s net interest income increased $390,886 (3.99%) to $10,187,635 for the three-month period ended September 30, 2010 from the $9,796,749 earned during the three-month period ended September 30, 2009. The Company’s net interest margin for the three-month periods ended September 30, 2010 and 2009 was 3.14% and 2.69%, respectively. This increase in margin percentage is primarily attributed to lower cost of funds on the Company’s retail deposit products and a shift in funding composition toward lower cost deposit products. The Company’s average rate on interest-bearing liabilities for the nine-month periods ended September 30, 2010 and 2009 was 2.02% and 3.01%, respectively. The Company’s average rate on interest-bearing liabilities for the three-month periods ended September 30, 2010 and 2009 was 1.86% and 2.79%, respectively.
Average earning assets for the first nine months of 2010 decreased $137,746,409 (9.18%) to $1,363,101,704 from the level of $1,500,848,113 for the first nine months of 2009. Average earning assets for the third quarter of 2010 decreased $161,325,647 (11.03%) to $1,301,262,041 from the level of $1,462,587,688 for the third quarter of 2009. A significant portion of this decline can be attributed to the decrease in outstanding loan balances. Total average loans for the first nine months of 2010 decreased $137,654,190 (11.22%) to $1,088,718,081 from the level of $1,226,372,271 for the first nine months of 2009. Total average loans for the third quarter of 2010 decreased $152,690,671 (12.69%) to $1,050,647,121 from the level of $1,203,337,792 for the third quarter of 2009. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets and a redirection away from commercial real estate.
Total average investment securities for the first nine months of 2010 decreased $2,464,088 (0.98%) to $249,301,195 from the level of $251,765,283 for the first nine months of 2009. Total average investment securities for the third quarter of 2010 decreased $1,752,037 (0.73%) to $239,626,970 from the level of $241,379,007 for the third quarter of 2009. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $54.9 million at September 30, 2010.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the nine-month periods ended September 30, 2010 and 2009 were $25,082,428 and $22,710,559, respectively. The average balances of such short-term investments for the quarters ended September 30, 2010 and 2009 were $10,987,950 and $17,870,889, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category; however, average loans as a percentage of average earning assets declined to 79.87% for the first nine months of 2010, which was a 1.84% decrease over the 81.71% achieved in the first nine months of 2009. Average loans as a percentage of average earning assets were 80.74% for the third quarter of 2010, which was a 1.53% decrease over the 82.27% achieved in the third quarter of 2009. This decline resulted from the depressed economic environment in the Banks’ market areas, resulting in fewer lending opportunities for the Banks.

Total average interest-bearing deposits for the first nine months of 2010 were $1,118,614,320, a decrease of $59,216,740 (5.03%) from the level of $1,177,831,060 for the first nine months of 2009. Total average interest-bearing deposits for the third quarter of 2010 were $1,047,709,903, a decrease of $100,072,217 (8.72%) from the level of $1,147,782,120 for the third quarter of 2009. As discussed in the following paragraphs, while the overall balance has declined, the mix of deposit balances has moved away from the higher cost time deposits to savings and transaction accounts. With the decline in loan demand and low rates available on investments, the Banks have not needed as much in deposits.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. Average short-term borrowings for the nine months ended September 30, 2010 declined $4,762,488 (19.92%) to $19,151,519 from $23,914,007 for the nine months ended September 30, 2009. Average short-term borrowings for the third quarter of 2010 increased $13,995,687 (100.30%) to $27,949,686 from $13,953,999 for the third quarter of 2009. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.
The Company has used longer-term advances to match with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances decreased $34,855,436 (25.83%) to $100,062,127 for the first nine months of 2010, compared with $134,917,563 for the first nine months of 2009. The average balance of Federal Home Loan Bank advances declined $35,028,674 (26.39%) to $97,724,014 for the third quarter of 2010, compared with the $132,752,688 average balance for the third quarter of 2009. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding, and less need for funding due to slow loan demand and low investment rates.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Average deposits:
Noninterest-bearing	5.49%	4.57%	4.87%	4.29%

Interest-bearing:
Transaction accounts	18.10	12.37	17.63	11.90
Savings	26.46	21.43	24.94	17.08
Time deposits of $100,000 or more	15.60	21.30	18.20	23.32
Other time deposits	24.23	29.52	25.20	32.03

Total average interest-bearing deposits	84.39	84.62	85.97	84.33

Total average deposits	89.88	89.19	90.84	88.62
Average short-term borrowings	2.25	1.03	1.47	1.71
Average longer-term advances from Federal Home Loan Bank	7.87	9.78	7.69	9.67

	100.00%	100.00%	100.00%	100.00%

The composition of the Company’s deposit portfolio will fluctuate as recently-added branches help to diversify the Company’s deposit base. The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest-bearing transaction accounts. Through deposit campaigns, the Company increased its percentage of average savings accounts to 26.46% and 24.94% of total average funding sources for the three and nine months ended September 30, 2010, respectively, compared to 21.43% and 17.08% for the three and nine months ended September 30, 2009, respectively. Also, average interest-bearing transaction accounts increased to 18.10% and 17.63% of total average funding sources for the three- and nine-month periods ended September 30, 2010, respectively, from 12.37% and 11.90% for the three and nine months ended September 30, 2009, respectively.
These increases in lower cost deposits helped reduce the rate paid on total interest-bearing liabilities from 3.01% to 2.02% for the nine months ended September 30, 2010, compared to the same period in 2009 and from 2.79% to 1.86% for the three months ended September 2010, compared to the same period in 2009. Rates on each category of interest-rate bearing deposits dropped for both the nine-month and three-month periods ended September 30, 2010 compared to the same periods in 2009. One of the Company’s fastest growing funding categories also had the largest drop in rate of any of the Company’s funding categories. Average rates on savings accounts decreased from 2.84% to 1.19% for the nine-month periods ended September 30, 2009 and 2010, respectively. Rates on savings accounts decreased from 2.81% to 1.01% for the three-month periods ended September 30, 2009 to 2010. Given the low rate of interest rates for all deposits, customers are more willing to maintain their accounts in lower-yielding savings accounts, with the expectation that rates will eventually increase, rather than locking up their funds in lower-yielding time deposits for any length of time.
The Company was also able to reduce the percentage of longer-term advances and higher cost certificates of deposit. Certificates of deposit declined to 43.40% and 39.83% for the nine and three months ended September 30, 2010, respectively compared to 55.35% and 50.82% for the three and nine months ended September 30, 2009, respectively. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates. Depositors are also less likely to lock into the current low interest rates for an extended period of time with certificates of deposit.
Management has placed increased focus on growing lower-cost core transaction deposits by concentrating on overall customer deposit relationships, allowing for a reduction in total deposit pricing and increased customer retention.
The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Nine Months Ended September 30, 2010
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,088,718,081	74.83%	$44,088,809	5.41%
Investment securities:
Taxable	221,460,781	15.22	4,982,403	3.01
Exempt from Federal income taxes (3)	27,840,414	1.91	1,234,870	5.93
Short-term investments	25,082,428	1.73	35,471	0.19

Total earning assets	1,363,101,704	93.69	50,341,553	4.94%

Nonearning assets:
Cash and due from banks	5,310,275	0.36
Reserve for possible loan losses	(35,654,686)	(2.45)
Premises and equipment	41,508,278	2.85
Other assets	78,294,660	5.39
Available-for-sale investment market valuation	2,351,012	0.16

Total nonearning assets	91,809,539	6.31

Total assets	$1,454,911,243	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$229,389,564	15.77%	1,526,456	0.89%
Savings	324,538,835	22.31	2,884,150	1.19
Time deposits of $100,000 or more	236,831,419	16.28	4,368,278	2.47
Other time deposits	327,854,502	22.52	6,990,749	2.85

Total interest-bearing deposits	1,118,614,320	76.88	15,769,633	1.88
Long-term borrowings	100,062,127	6.88	2,876,132	3.84
Funds purchased and securities sold under repurchase agreements	19,151,519	1.32	90,543	0.63

Total interest-bearing liabilities	1,237,827,966	85.08	18,736,308	2.02

Noninterest-bearing deposits	63,405,125	4.36
Other liabilities	5,785,969	0.39

Total liabilities	1,307,019,060	89.83
STOCKHOLDERS’ EQUITY	147,892,183	10.17

Total liabilities and stockholders’ equity	$1,454,911,243	100.00%

Net interest income			$31,605,245

Net yield on earning assets				3.10%

(continued)

	Nine Months Ended September 30, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,226,372,271	77.85%	$51,392,428	5.60%
Investment securities:
Taxable	220,729,461	14.01	5,784,448	3.50
Exempt from Federal income taxes (3)	31,035,822	1.97	1,335,948	5.76
Short-term investments	22,710,559	1.44	29,817	0.18

Total earning assets	1,500,848,113	95.27	58,542,641	5.22%

Nonearning assets:
Cash and due from banks	5,171,632	0.33
Reserve for possible loan losses	(16,645,273)	(1.06)
Premises and equipment	43,536,302	2.76
Other assets	41,433,140	2.63
Available-for-sale investment market valuation	862,440	0.07

Total nonearning assets	74,358,241	4.73

Total assets	$1,575,206,354	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$166,222,457	10.55%	1,616,712	1.30%
Savings	238,560,261	15.14	5,069,880	2.84
Time deposits of $100,000 or more	325,684,306	20.68	7,617,809	3.13
Other time deposits	447,364,036	28.40	11,713,511	3.50

Total interest-bearing deposits	1,177,831,060	74.77	26,017,912	2.95
Long-term borrowings	134,917,563	8.57	3,714,910	3.68
Funds purchased and securities sold under repurchase agreements	23,914,007	1.52	330,272	1.85

Total interest-bearing liabilities	1,336,662,630	84.86	30,063,094	3.01

Noninterest-bearing deposits	59,971,718	3.81
Other liabilities	7,244,134	0.45

Total liabilities	1,403,878,482	89.12
STOCKHOLDERS’ EQUITY	171,327,872	10.88

Total liabilities and stockholders’ equity	$1,575,206,354	100.00%

Net interest income			$28,479,547

Net yield on earning assets				2.54%

(continued)

	Quarter Ended September 30, 2010
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,050,647,121	75.45%	$13,953,314	5.27%
Investment securities:
Taxable	214,230,958	15.38	1,475,110	2.73
Exempt from Federal income taxes (3)	25,396,012	1.82	379,914	5.94
Short-term investments	10,987,950	0.79	2,928	0.11

Total earning assets	1,301,262,041	93.44	15,811,266	4.82

Nonearning assets:
Cash and due from banks	5,194,702	0.37
Reserve for possible loan losses	(40,501,497)	(2.91)
Premises and equipment	41,008,354	2.94
Other assets	81,806,110	5.88
Available-for-sale investment market valuation	3,756,147	0.28

Total nonearning assets	91,263,816	6.56

Total assets	$1,392,525,857	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$224,701,967	16.14%	446,272	0.79%
Savings	328,564,851	23.59	833,606	1.01
Time deposits of $100,000 or more	193,654,294	13.91	1,226,390	2.51
Other time deposits	300,788,791	21.60	2,008,246	2.65

Total interest-bearing deposits	1,047,709,903	75.24	4,514,514	1.71
Long-term borrowings	97,724,014	7.02	952,131	3.87
Funds purchased and securities sold under repurchase agreements	27,949,686	2.01	33,792	0.48

Total interest-bearing liabilities	1,173,383,603	84.27	5,500,437	1.86

Noninterest-bearing deposits	68,220,782	4.90
Other liabilities	6,043,428	0.43

Total liabilities	1,247,647,813	89.60
STOCKHOLDERS’ EQUITY	144,878,044	10.40

Total liabilities and stockholders’ equity	$1,392,525,857	100.00%

Net interest income			$10,310,829

Net yield on earning assets				3.14%

(continued)

	Quarter Ended September 30, 2009
		Percent	Interest	Average
	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,203,337,792	78.29%	$16,710,982	5.51%
Investment securities:
Taxable	211,114,675	13.74	1,867,460	3.51
Exempt from Federal income taxes (3)	30,264,332	1.97	436,030	5.72
Short-term investments	17,870,889	1.16	7,076	0.16

Total earning assets	1,462,587,688	95.16	19,021,548	5.16

Nonearning assets:
Cash and due from banks	4,343,811	0.28
Reserve for possible loan losses	(20,972,655)	(1.36)
Premises and equipment	43,057,314	2.80
Other assets	46,355,645	3.01
Available-for-sale investment market valuation	1,620,549	0.11

Total nonearning assets	74,404,664	4.84

Total assets	$1,536,992,352	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$167,744,078	10.91%	472,430	1.12%
Savings	290,696,634	18.91	2,056,821	2.81
Time deposits of $100,000 or more	288,977,087	18.80	2,023,528	2.78
Other time deposits	400,364,321	26.05	3,282,482	3.25

Total interest-bearing deposits	1,147,782,120	74.67	7,835,261	2.71
Long-term borrowings	132,752,688	8.64	1,237,276	3.70
Funds purchased and securities sold under repurchase agreements	13,953,999	0.91	22,734	0.65

Total interest-bearing liabilities	1,294,488,807	84.22	9,095,271	2.79

Noninterest-bearing deposits	61,952,867	4.03
Other liabilities	7,828,447	0.51

Total liabilities	1,364,270,121	88.76
STOCKHOLDERS’ EQUITY	172,722,231	11.24

Total liabilities and stockholders’ equity	$1,536,992,352	100.00%

Net interest income			$9,926,277

Net yield on earning assets				2.69%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, which was filed March 30, 2010.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of Increase (Decrease)
	Third Quarter			First Nine Months
	Change From 2009 to 2010 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total
Interest income:
Loans	$(2,052,953)	(704,715)	(2,757,668)	(5,608,365)	(1,695,254)	(7,303,619)
Investment securities:
Taxable	27,267	(419,617)	(392,350)	18,862	(820,907)	(802,045)
Exempt from Federal income taxes	(72,375)	16,259	(56,116)	(139,899)	38,821	(101,078)
Short-term investments	(2,290)	(1,858)	(4,148)	3,691	1,963	5,654

Total interest income	(2,100,351)	(1,109,931)	(3,210,282)	(5,725,711)	(2,475,377)	(8,201,088)

Interest expense:
Interest-bearing transaction accounts	135,401	(161,559)	(26,158)	507,786	(598,042)	(90,256)
Savings accounts	239,053	(1,462,268)	(1,223,215)	1,417,464	(3,603,194)	(2,185,730)
Time deposits of $100,000 or more	(615,820)	(181,318)	(797,138)	(1,832,887)	(1,416,644)	(3,249,531)
Other time deposits	(731,359)	(542,877)	(1,274,236)	(2,785,977)	(1,936,785)	(4,722,762)

Total deposits	(972,725)	(2,348,022)	(3,320,747)	(2,693,614)	(7,554,665)	(10,248,279)
Funds purchased and securities sold under repurchase agreements	18,256	(7,198)	11,058	(55,604)	(184,125)	(239,729)
Long-term borrowings	(339,752)	54,607	(285,145)	(994,349)	155,571	(838,778)

Total interest expense	(1,294,221)	(2,300,613)	(3,594,834)	(3,743,567)	(7,583,219)	(11,326,786)

Net interest income	$(806,130)	1,190,682	384,552	(1,982,144)	5,107,842	3,125,698

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.
NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the nine-month periods ended September 30, 2010 and 2009 was $34,523,000 and $27,700,000, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended September 30, 2010 and 2009 was $17,203,000 and $11,450,000, respectively. Net charge-offs for the nine-month periods ended September 30, 2010 and 2009 totaled $27,481,561 and $15,736,016, respectively. Net charge-offs for the three-month periods ended September 30, 2010 and 2009 totaled $14,103,396 and $9,224,704, respectively. At September 30, 2010 and 2009, the reserve for possible loan losses as a percentage of net outstanding loans was 3.87% and 2.20%, respectively. The reserve for possible loan losses as a percentage of non-performing loans (comprised of loans for which the accrual of interest has been discontinued, loans still accruing interest that were 90 days delinquent, and restructured loans) was 32.95% and 29.02% at September 30, 2010 and 2009, respectively. The continued significant decline of the real estate market has resulted in an increase in the level of non-performing loans and a required higher provision for loan losses in the first nine months of 2010. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”

Noninterest Income
Total noninterest income for the first nine months of 2010, excluding security sale gains, increased $369,208 (19.38%) to $2,274,164 from the $1,904,956 earned for the first nine months of 2010. Total noninterest income for the third quarter of 2010, excluding security gains, increased $393,322 (55.68%) to $1,099,748 from the $706,426 earned for the third quarter of 2009. The Company recognized a gain during the third quarter of 2010 of $244,369 on the sale of approximately $4.9 million of loans guaranteed by the Small Business Administration.
Noninterest Expense
Total noninterest expense decreased $427,566 (1.73%) for the first nine months of 2010 to $24,238,388 from the $24,665,954 incurred during the first nine months of 2009. Noninterest expense increased $193,187 (2.21%) for the third quarter of 2010 to $8,919,948 from the $8,726,761 incurred during the third quarter of 2009. For the nine-month period, the Company had reductions in all noninterest expense categories with the exception of other real estate expense.
Total personnel costs decreased by $675,807 (6.35%) to $9,959,814 for the first nine months of 2010 from the $10,635,621 incurred in the first nine months of 2009. Total personnel costs increased by $150,942 (4.55%) to $3,470,862 for the third quarter of 2010 from the $3,319,920 incurred in the third quarter of 2009. During the second quarter of 2009, the Company implemented a plan to reduce operating costs, which included a reduction in staffing levels, and a reduction in certain benefits.
Total other real estate expenses for the first nine months of 2010 increased $847,783 (22.14%) to $4,676,698 as compared with the $3,828,915 of expenses incurred for the first nine months of 2009, due to higher levels of foreclosed assets and the continued decline in real estate values. Total other real estate expenses for the third quarter of 2010 increased $14,119 (0.68%) to $2,080,870, as compared with the $2,066,751 of expenses incurred for the third quarter of 2009. Net losses and writedowns for the first nine months and third quarter of 2010 were $2,863,068 and $1,359,104, respectively.
Total occupancy and equipment expenses decreased $63,747 (1.91%) to $3,267,752 for the first nine months of 2010 from the $3,331,499 incurred in the first nine months of 2009. Total occupancy and equipment expenses decreased $12,661 (1.13%) to $1,106,521 for the third quarter of 2010, as compared with $1,119,182 for the third quarter of 2009. Certain assets became fully depreciated and a temporary facility was closed in 2010.
FDIC insurance assessment expense for the first nine months of 2010 decreased $118,639 (5.08%) to $2,217,622 as compared with the $2,336,261 of expenses incurred for the first nine months of 2009. Total FDIC insurance assessment expense for the third quarter of 2010 increased $3,428 (0.51%) to $678,707, as compared with the $675,279 of expenses incurred for the third quarter of 2009. During 2009 the FDIC imposed a special assessment, which was levied on all banks, varying based on size, to replenish the FDIC’s insurance fund.
Total data processing expenses for the first nine months of 2010 decreased $252,244 (16.82%) to $1,247,409 as compared with the $1,499,653 of expenses incurred for the first nine months of 2009. Total data processing expenses for the third quarter of 2010 decreased $67,470 (13.35%) to $437,829 as compared with the $505,299 of expenses incurred for the third quarter of 2009. The decreases were achieved due to cost reduction efforts.
Total advertising expenses for the first nine months of 2010 decreased $151,934 (75.58%) to $49,096 as compared with the $201,030 of expenses incurred for the first nine months of 2009. Total advertising expenses for the third quarter of 2010 decreased $12,183 (47.72%) to $13,345, as compared with the $25,528 of expenses incurred for the third quarter of 2009. The decrease is part of the Company’s cost reduction efforts, as many of the Company’s advertising efforts have been scaled back.
Other noninterest expenses for the first nine months of 2010 decreased $43,353 (1.73%) to $2,457,485 as compared with the $2,500,838 of expenses incurred for the first nine months of 2009. Total other noninterest expenses for the third quarter of 2010 decreased $1,623 (0.19%) to $835,263 as compared with the $836,886 of expenses incurred for the third quarter of 2009. The year-to-date decrease is attributed to the Company’s cost reduction initiatives.
Income Taxes
Applicable income tax benefits totaled $10,127,972 and $7,507,800 for the nine-month periods ended September 30, 2010 and 2009, respectively. The effective tax rates for the nine-month periods ended September 30, 2010 and 2009 were 40.54% and 34.81%, respectively. Applicable income tax benefits totaled $5,960,479 and $3,091,023 for the three-month periods ended September 30, 2010 and 2009, respectively. The effective tax rates for the three-month periods ended September 30, 2010 and

2009 were 40.24% and 34.86%, respectively. The change in effective tax rates was primarily influenced by the level of tax-exempt interest income earned in each period.
Financial Condition
Total assets of the Company decreased $202,599,292,186 (13.18%) to $1,334,108,332 at September 30, 2010 from a level of $1,536,707,584 at December 31, 2009. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Total deposits of the Company decreased $194,933,803 (15.40%) in the first nine months of 2010 to $1,071,126,394 at September 30, 2010 from the level of $1,266,060,197 at December 31, 2009. The Company has sought to lower its percentage of higher cost time deposit balances while increasing lower cost savings and interest-bearing transaction account balances. The overall decline is consistent with the decline in total assets as less funding is required. However, the Company has achieved significant average growth in interest-bearing transaction and savings deposits, which reflects success in attracting retail deposits.
Short-term borrowings at September 30, 2010 increased $11,175,538 (88.02%) to $23,872,470 from the level of $12,696,932 at December 31, 2009. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total longer-term advances from the Federal Home Loan Bank decreased $11,000,000 (10.58%) to $93,000,000 from the level of $104,000,000 at December 31, 2009. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Total loans decreased $125,608,925 (11.01%) in the first nine months of 2010 to $1,015,272,350 at September 30, 2010 from the level of $1,140,881,275 at December 31, 2009. The depressed economy and a reduced focus on commercial real estate has reduced the Company’s opportunities for loan growth in its current markets.
Investment securities, all of which are maintained as available-for-sale, decreased $69,646,158 (24.51%) in the first nine months of 2010 to $214,473,398 at September 30, 2010 from the level of $284,119,556 at December 31, 2009. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio and the funding requirements of the Company’s loan portfolio, as described above.
Total stockholders’ equity decreased $9,295,865 (6.21%) in the first nine months of 2010 to $140,373,558 at September 30, 2010 from the level of $149,669,423 at December 31, 2009. The Company’s capital-to-asset percentage was 10.52% at September 30, 2010, compared to 9.74% at December 31, 2009. During the past nine months, the Company has raised $4,104,051 from an ongoing stock offering and has received subscriptions totaling an additional $682,500. See Part II — Item 2 for further discussion of the stock offering.
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
Net charge-offs for the first nine months of 2010 were $27,481,561, compared to $15,736,016 for the first nine months of 2009. Net charge-offs for the third quarter of 2010 were $14,103,396, compared to $9,224,704 for the third quarter of 2009. The increased charge-off levels result from the increased levels of nonperforming loans and the decline in the overall valuation of real estate securing such loans. The Company’s banking subsidiaries had no loans to any foreign countries at September 30, 2010 and 2009, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the

Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies.
The continued significant decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s non-performing assets of $49,915,584 (47.17%) to $155,732,093 at September 30, 2010 from $105,816,509 at September 30, 2009. At September 30, 2010 and 2009, non-performing loans totaled $119,173,311 and $90,519,748, respectively, comprised of non-accrual loans of $114,601,722 and $69,698,109, respectively, and loans 90 days delinquent and still accruing interest of $736,300 and $4,599,823, respectively, and restructured loans totaling $3,835,290 and $16,221,816, respectively. The increase in nonperforming loans is due to the continued weakness in the economy, particularly regarding commercial and construction real estate in the Banks’ markets. The Company has taken a more aggressive approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties results in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at September 30, 2010 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.
Of the Company’s $1.0 billion loans outstanding at September 30, 2010, 6% were originated in Florida and 94% outside Florida. The following table breaks down net charge-offs, non-performing loans and non-performing assets between loans originated in Florida and all other loans:

Originated In
	Florida	All other	Total
Net charge-offs (quarter ended 9/30/10)	$5.4 million	$8.7 million	$14.1 million
Net charge-offs (quarter ended 9/30/09)	$7.3 million	$1.9 million	$9.2 million
Non-performing loans (9/30/2010)	$18.8 million	$100.4 million	$119.2 million
Non-performing loans (12/31/2009)	$25.4 million	$46.7 million	$72.1 million
Non-performing loans (9/30/2009)	$46.0 million	$44.5 million	$90.5 million
Non-performing assets* (9/30/2010)	$39.3 million	$116.4 million	$155.7 million
Non-performing assets* (12/31/2009)	$44.5 million	$56.7 million	$101.2 million
Non-performing assets* (9/30/2009)	$52.0 million	$53.8 million	$105.8 million
Outstanding loans originated in respective markets (9/30/10)	$59.6 million	$955.7 million	$1.015 billion

*	Non-performing assets are comprised of non-performing loans, non-performing investments, and other real estate owned.
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
The continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s non-performing loans in 2009 and 2010. At September 30, 2010, non-performing loans had increased $47,095,877 to $119,173,311 from $72,077,434 at December 31, 2009, the largest components of which were primarily comprised of the following loan relationships:

•	A loan for approximately $2.0 million for ground development of a proposed commercial retail strip center and self-storage facility in southwestern Florida. The entity was established by an experienced real estate developer; however, with the deterioration of the real estate market, the project did not begin construction, and the real estate downturn has affected the cash flow of the guarantor. The Company is working with the borrower on a strategy for repayment, resolution of the project, or obtaining a signed deed for the property in lieu of foreclosure.
•	A loan for approximately $1.5 million to a single purpose entity secured by unimproved property in Florida that is in default. The Company has determined no mutually agreeable solution is likely and is moving forward with foreclosure.
•	A loan for approximately $1.5 million to two Florida investors for future commercial development. Development has not started. The borrower is currently operating under a forbearance agreement against Lee County, Florida and the Company.
•	A loan for approximately $1.7 million to an individual, secured by the individual’s primary residence in Florida that is in default. The borrower entered into a forbearance agreement, but has now defaulted under that negotiated plan. Foreclosure proceedings have been initiated again.
•	A loan for approximately $3.0 million to a group of Florida investors secured by unimproved property in Florida. After multiple quarters of performance by some of the guarantors, payments have stopped and the parties have engaged counsel. The Company has initiated foreclosure.
•	A loan for approximately $1.6 million to a group of investors secured by an improved commercial lot. The borrower and Bank were unable to reach agreement on further development of the site. Negotiations continue with the possibility of foreclosure increasing.
•	A loan for approximately $11 million, secured by an individual warehouse in St. Louis, Missouri. The loan is currently in forbearance as the borrower restructures its business operations. The warehouse is experiencing high vacancy.
•	A loan totaling approximately $1.8 million to entities controlled by a group of Missouri real estate investors for the purchase and development of a parcel of land in St. Charles, Missouri. The majority of the proposed entitlements and development have been completed. The Company reached an agreement with the borrower to move the project forward with a new home builder.
•	A $16.7 million loan to a commercial real estate developer in Houston, Texas. The loan is secured by three office buildings and developed commercial land. The borrower recently refinanced a tract of land that provided a principal loan reduction, payment of past due interest and real estate taxes. Additionally, the borrower has another tract of ground that is Bank collateral under contract to a national home builder.
•	A loan for approximately $4.0 million to a non-profit organization for the purchase of 482 acres and a 7,000 square foot residence in St. Louis, Missouri. The property is well located in a natural setting that abuts a river. The nonprofit organization has experienced financial setbacks, most notably a decline in contributions.
•	A loan for approximately $4.5 million to a commercial real estate developer for the development of a shopping center. The center has a long-term lease in place with a grocery store. The owner is actively marketing the center to get the vacant space leased.
•	Loans totaling approximately $3.2 million to build out a day spa in Missouri. The spa was paying as agreed until recently. The borrower continues to keep interest payments current and is working on a plan to turn around or liquidate the assets.
•	A loan for approximately $1.1 million of a 30,000 sq. ft. office warehouse in St. Charles, Missouri. The warehouse is partially occupied by the owner. The loan is secured by the building and assignment of rents. The Company has retained counsel to seek payment in full.

•	A loan for approximately $2.9 million for the purchase of a 35,500 sq. ft. retail strip center. The center has experienced high vacancy and slow leasing. Outside counsel has been engaged for collection.
•	A loan for approximately $1 million to a golf course in Florida. The course contains 342 acres with a clubhouse, swimming pool, fitness center, and other amenities. The slow economy in Florida has caused the borrower to have less than expected bookings for tee times and a drop in membership. This is a Small Business Administration loan and the Bank is working with the SBA on liquidation of assets and legal action.
•	A loan for approximately $7 million to a commercial real estate developer for the construction of medical office buildings in Arizona. The loan is secured by 10 acres. The borrower had a successful background in commercial real estate development and a strong financial background. The development has been struggling with the recent economic conditions. The Company has engaged counsel to seek payment in full.
•	A loan for approximately $2.2 million for a 64,000 sq. ft. industrial warehouse is used as a sports complex. The owner operates indoor soccer and inline hockey throughout the year. The Company is pursuing various collection opportunities.
•	A refinance of approximately $11.7 million on a 61,000 sq. ft. medical office building that in St. Louis County, Missouri. A new professional management company has been put in place to take over day-to-day operations.
•	A loan for approximately $7.9 million to refinance and provide additional capital to complete phase II of a land development in St. Charles, Missouri. The development has slowed significantly and experienced difficult times due to the continuing slow economy, industry and nature of the transaction.
•	A loan for approximately $1.9 million for the development of eight condominium buildings in St. Louis County, Missouri. Since originated, one building is under construction. The development of the land is fully completed. Borrower has experienced difficulties. The Company is working on a plan to secure the property and prepare the building for the winter months.
•	A loan for approximately $2.4 million for the purchase of two single tenant warehouse properties in Plymouth, Minnesota. The tenant has consolidated space and moved out of one building, leaving it vacant. The borrower is working to sell the vacant building and pay down the loan.
•	A loan for approximately $2.4 million to refinance a commercial building in St. Louis County, Missouri. The building was formerly occupied by a national chain but they have vacated. The borrower and investor are currently working on transforming the property into a sports complex.
•	A loan for approximately $8.7 million to refinance a commercial office property located in Phoenix, Arizona. The building has experienced vacancies. Borrower is developing a plan to increase occupancy and bring the loan current.
•	A loan for approximately $2.8 million to finance the purchase of a retail center in O’Fallon, Missouri. The center is currently experiencing high vacancy in an overdeveloped area. The borrower is continuing to make monthly interest payments and is seeking capital from investors to pay down the loan and fund the payment of real estate taxes.

The Company also has non-performing assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $35,999,751 and $29,085,943 at September 30, 2010 and December 31, 2009, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2009:

Balance at December 31, 2009	$29,085,943
Foreclosures	14,767,037
Cash proceeds from sales	(4,618,910)
Loans made to facilitate sales of other real estate	(371,251)
Losses and writedowns	(2,863,068)

Balance at September 30, 2010	$35,999,751

During this period of a declining real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio, and has often had to offer a competitively lower interest rate on such loans. Given the collateral values maintained on its loan portfolio, including the non-performing loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at September 30, 2010; however, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral values.
Potential Problem Loans
As of September 30, 2010, the Company had 31 loans with a total principal balance of $70,948,829 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms. These loans were continuing to accrue interest and were not greater than 90 days past due on any scheduled payments, and are not categorized as non-performing loans. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition have caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonaccrual loans, as the Company continues to work on resolving issues with both non-performing and potential problem credits on its watch list.
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
Adversely rated credits, including loans requiring close monitoring, are included on a monthly loan watch list. Other loans are added whenever any adverse circumstances are detected, which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by any of the following:
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
Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, the watch list committee, the loan committee, or senior lending personnel at any time. Upgrades of certain risk ratings may only be made with the concurrence of a majority of the members of the loan committee.
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

The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Executive Officer, Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer of Reliance Bank FSB. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $40,766,798 at September 30, 2010.
At September 30, 2010 and 2009, the reserve for possible loan losses was $39,263,008 and $32,221,569, respectively, or 3.87% and 2.82% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the nine-month periods ended September 30, 2010 and 2009. The increase in the reserve is attributed to a number of factors, including the elevated levels of non-performing loans and continued declines in the value of real estate securing the Banks’ loans. The economy continues to present challenges to our borrowers and it could be likely that others will experience difficulties in meeting obligations.

	Nine-Month Periods
	Ended September 30,
	2010	2009
Average loans outstanding	$1,088,718,081	$1,226,372,271

Reserve at beginning of year	$32,221,569	$14,305,822
Provision for possible loan losses	34,523,000	27,700,000

	66,744,569	42,005,822

Charge-offs:
Commercial loans:
Real estate	(9,799,087)	(7,611,361)
Other	(318,596)	(589,985)
Real estate:
Construction, land development and other land loans	(16,602,003)	(7,294,721)
Residential	(1,056,871)	(1,602,409)
Consumer	(21,143)	(30,344)
Overdrafts	—	(515)

Total charge-offs	(27,797,700)	(17,129,335)

Recoveries:
Commercial loans:
Real estate	83,968	865,106
Other	159,321	3,823
Real estate:
Construction	26,029	360,700
Residential	38,247	145,514
Consumer	8,574	18,176
Overdrafts	—	—

Total recoveries	316,139	1,393,319

Reserve at end of period	$39,263,008	$26,269,806

Net charge-offs to average loans (annualized)	3.37%	1.72%

Ending reserve to net outstanding loans at end of period	3.87%	2.20%

Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.
Since its inception in 1999, the Company has experienced significant loan growth in the St. Louis metropolitan area, and in southwestern Florida, with expansion to that area by the Company in 2005. The southwestern Florida area began experiencing economic distress ahead of most of the country, with the long-booming real estate market in Florida beginning its decline in 2007. As a result, the Company began experiencing an increase in troubled asset situations in 2007 and began increasing its reserve for loan losses accordingly, as the Florida real estate market weakened. In 2010, after two and one-half years of a free-fall decline in Florida real estate values, Company management believes that the Florida real estate market has begun to stabilize at the low valuation levels to which it has dropped during this economic recession. While the Florida real estate market has begun to stabilize, the real estate markets in the St. Louis metropolitan area (as well as the Houston, Texas and Phoenix, Arizona markets in which the Company has established loan production offices) continue to experience increased stress. Throughout this time period, the Company has attempted to address this dichotomy of markets with the tables presented in its filings that portray the degree to which these geographic areas have been the source of problems.

While considering the level of nonperforming assets when assessing the appropriate level of the reserve for loan losses at a particular point in time, the Company does not use a pre-assigned coverage ratio of nonperforming assets. Since a significant percentage of the Company’s loan portfolio is concentrated in commercial and construction real estate, the most significant determining factor when an appropriate level for the reserve for loan losses is a detailed analysis of the individual credit relationships and their potential for loss after considering the value of the underlying real estate collateral. During the past three years (first in Florida and then migrating to the Company’s other markets in St. Louis, Houston and Phoenix), the Company has experienced continued declines in collateral values (e.g., one credit relationship had collateral with a current appraised value of $2,000,000 at the end of 2008 and a current appraised value of $1,000,000 at the end of 2009 for the same property). Company management has assessed that this additional uncertainty has warranted caution in assessing an appropriate level for the reserve for loan losses, and that somewhat greater conservatism is warranted at this time to ensure that the provisions reflects the level of losses inherent within the portfolio at a particular point in time.
The Company risk rates all of the loans in its loan portfolio, using a 1-7 risk rating system, with a “1” — rated credit being a high quality loan and a “7” — rated credit having some level of loss in the credit. Loan officers are responsible for risk-rating their own credits, including maintaining the risk rating on a current basis. Downgrades are discussed at various management and loan committee meetings. The risk ratings are also subject to an on-going review by an extensive loan review process performed independent of the loan officers. An adequately-controlled risk rating process allows Company management to conclude that the Banks’ watch lists (which include all credits risk-rated “4” or greater) are, for all practical purposes, a complete profile of situations with current loss exposure.
All loans included in the watch lists require separate action plans to be developed to reduce the level of risk inherent in the credit relationship. Based on the information included on the watch list and a review of each individual credit relationship thereon, the Company determines whether a credit is impaired. The Banks consider a loan to be impaired when all amounts due — both principal and interest — will not be collected in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (and marketability), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.
When measuring impairment for loans, the expected further cash flows of impaired loans are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of collateral for a collateral dependent loan; however, substantially all of the Company’s presently impaired credit relationships are collateralized (and derive their ultimate cash flows therefrom) by commercial, construction, or residential real estate and, accordingly, virtually all of the Company’s impairment calculations for the present portfolio have been based on the underlying values of the real estate collateral.
The Banks’ watch lists include complete listings of credit relationships that are considered to be impaired, along with an assessment of the estimated impairment loss to be included as specific exposure for impaired loans. Such impairment calculations are based on current (less than six months old) appraisals of the underlying real estate collateral. The Company regularly obtains updated appraisals for all of its impaired credit relationships. As noted above, the continued decline in real estate values experienced by the Company during the past three years has resulted in an increased level of the reserve for loan losses for these specifically identifiable impairment losses.
The sum of all exposure amounts calculated for impaired loans is included in the reserve for loan losses as the specifically-identifiable losses portion of the account balance. This is one portion of the reserve for loan losses. The second portion of the reserve for loan losses is a general reserve for all credit relationships not considered to be specifically impaired. This amount is calculated by first calculating the historical charge-off ratio for each of the particular loan categories and then subjectively adjusting these historical ratios for several economic and environmental factors. The adjusted ratio for each loan category is then applied against the non-impaired loans in that loan category, resulting in a general reserve for that particular loan category. The sum of these general reserve categories, when added to the amount of specifically identified losses on impaired credits, results in the final reserve for loan losses balance for a particular date. The Banks follow this process for calculating the reserve for loan losses on a quarterly basis.
In calculating the general portion of the reserve for possible loan losses, the loan categories used are real estate construction, residential real estate, commercial real estate, commercial and industrial, and consumer loans. Historical charge-off ratios are calculated on a rolling three-year basis, which has resulted in higher reserve levels with the increased levels of charge-offs experienced during the past three years. The economic and environmental factors for which adjustments are made to the historical charge-off ratios include the following:
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the Banks’ loan review systems.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Banks’ existing portfolios.
At September 30, 2010, the Company’s consolidated reserve for loan losses calculation had the following components (in thousands of dollars):
Specifically identifiable exposure on impaired loans:

Loan Type	# of credits	Loan balance	Exposure

Real estate construction	27	$33,643	$5,663
Residential real estate	15	2,980	621
Commercial real estate	50	122,784	13,298
Commercial and industrial	11	1,367	462
Consumer	2	26	9

		$160,800	$20,053

General reserve for non-impaired credits:

	Historical	Adjusted
	charge-off	charge-off	Non-impaired	Calculated
Loan Type	percentage	percentage	loan balance	reserve

Real estate construction	6.41%	8.29%	$79,292	$6,574
Residential real estate	1.27%	2.28%	72,317	1,650
Commercial real estate	1.35%	1.59%	629,444	9,983
Commercial and industrial	0.33%	1.30%	70,402	913
Consumer	1.15%	2.98%	3,017	90

			$854,472	19,210

Total reserve calculated				$39,263

The total reserve for possible loan losses is available to absorb losses from any segment of the portfolio. Management continues to target and maintain the reserve for possible loan losses equal to the allocation methodology outlined above.
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
While the Company has no significant specific industry concentration risk, over 93% of the loan portfolio was dependent on real estate collateral at September 30, 2010, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real Estate Loan Balances as a Percentage
		of Total Regulatory Capital
	9/30/2009	12/31/2009	9/30/2010
Construction, land development and other other land loans	103%	112%	92%
Nonfarm nonresidential:
Owner occupied	66%	112%	144%
Non-owner occupied	310%	340%	368%
1-4 family closed end loans	37%	40%	46%
Multi-family	71%	86%	97%
Other	17%	22%	19%
With the exception of owner occupied nonfarm nonresidential loans, outstanding balances in all real estate loan categories have declined between September 30, 2009 and September 30, 2010. However, total regulatory capital declined at a faster pace than most of the loan category declines, thus resulting in increased percentages noted above.
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
Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $214,473,398 at September 30, 2010, of which approximately $125,976,948 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have Federal funds lines of credit totaling $23,000,000, through correspondent banks, of which $23,000,000 was available at September 30, 2010. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $141,286,008 and availability under that line was $42,267,434 at September 30, 2010. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $9,330,000 of which $6,230,000 was available at September 30, 2010. As of September 30, 2010, the combined availability under these arrangements totaled $71,497,434. Also, the Banks participate in the FDIC’s Debt Guarantee component of the Temporary Liquidity Guarantee Program. This program provides a guarantee on borrowings up to 3% of each Bank’s gross liabilities. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become distressed and the Banks’ ratings lowered, it could negatively impact the ability of the Banks to borrow the funds.
The Federal Reserve Board established risk-based capital guidelines for bank holding companies, which require bank holding companies to maintain minimum levels of “Tier 1 Capital” and “Total Capital.” Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the reserve for loan losses, less the remaining 50% of qualifying total capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on- and off-balance sheet exposures. The minimum required ratio for qualifying Total Capital is 8%, of which at least 4% must consist of Tier 1 Capital.
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
As of September 30, 2010, the Company and Banks were each in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with risk-based capital guidelines. The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at September 30, 2010 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
		Actual	Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk-weighted assets):
Consolidated	$122,810	10.76%	$91,306	≥8.0%	$	N/A	N/A
Reliance Bank	108,691	10.03%	86,721	≥8.0%		108,401	≥10.0%
Reliance Bank, FSB	8,751	15.07%	4,645	≥8.0%		5,807	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$107,700	9.44%	$45,653	≥4.0%	$	N/A	N/A
Reliance Bank	94,899	8.75%	43,360	≥4.0%		65,040	≥6.0%
Reliance Bank, FSB	7,995	13.77%	2,323	≥4.0%		3,484	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$107,700	7.92%	$54,386	≥4.0%	$	N/A	N/A
Reliance Bank	94,899	7.42%	51,137	≥4.0%		63,921	≥5.0%
Reliance Bank, FSB	7,995	9.89%	3,234	≥4.0%		4,043	≥5.0%
Federal law provides the Federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized banking institutions. The extent of the regulators’ powers depends on whether the banking institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” which are defined by the regulators as follows:

	Total	Tier 1	Tier 1
	Risk-Based	Risk-Based	Leverage
	Ratio	Ratio	Ratio
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	<8	<4	<4
Significantly undercapitalized	<6	<3	<3
Critically undercapitalized	*	*	*

*	A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less.
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver of the institution. The capital category of an institution also determines in part the amount of the premium assessed against the institution for FDIC insurance. At September 30, 2010, Reliance Bank and Reliance Bank, FSB were considered “well capitalized.”

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
The required contractual obligations and other commitments at September 30, 2010 were as follows:

			Over 1 year
	Total cash	Less than 1	less than 5	Over 5
	commitment	year	years	years
Operating leases	$7,390,918	722,723	2,052,843	4,615,352
Time deposits	463,329,177	316,686,288	134,700,413	11,942,476
Federal Home Loan Bank borrowings	93,000,000	1,000,000	25,000,000	67,000,000
Commitments to extend credit	133,076,427	68,771,472	27,162,114	37,142,841
Standby letters of credit	13,111,997	12,428,448	683,549	—
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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of September 30, 2010, individually and cumulatively, through various time horizons:

	Remaining Maturity if Fixed Rate;
	Earliest Possible Repricing Interval if Floating Rate
			Over 3 months		Over 1 year
	3 months		through		through		Over
	less		12 months		5 years		5 years		Total
Interest-earning assets:
Loans	$426,774,214		150,980,608		405,918,855		31,598,673		1,015,272,350
Investment securities, at amortized cost	65,636,825		56,938,332		82,280,042		6,343,097		211,198,296
Other interest-earnings assets	4,157,482		—		—		—		4,157,482

Total interest-earning assets	$496,568,521		207,918,940		488,198,897		37,941,770		1,230,628,128

Interest-bearing liabilities:
Savings and interest-bearing transaction accounts	$539,510,503		45,864		—		—		539,556,367
Time certificates of deposit of $100,000 or more	51,431,227		80,143,889		44,825,038		5,416,705		181,816,859
All other time deposits	47,719,560		137,391,612		89,875,375		6,525,771		281,512,318
Nondeposit interest-bearing liabilities	20,466,362		2,406,108		27,000,000		67,000,000		116,872,470

Total interest-bearing liabilities	$659,127,652		219,987,473		161,700,413		78,942,476		1,119,758,014

Gap by period	$(162,559,131)		(12,068,533)		326,498,484		(41,000,706)		110,870,114

Cumulative gap	$(162,559,131)		(174,627,664)		151,870,820		110,870,114		110,870,114

Ratio of interest-sensitive assets to interest- sensitive liabilities	0.75	x	0.95	x	3.02	x	0.48	x	1.10	x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.75	x	0.80	x	1.15	x	1.10	x	1.10	x

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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at September 30, 2010 indicate that the Company’s fair market value of equity would decrease 4.04%, and 5.77%, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and increase 8.37% and 13.73%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.
Part I — Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of September 30, 2010.
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
The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of our business activities; require changes to certain of its business practices; impose upon us more stringent capital, liquidity, and leverage ratio requirements; or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes.
There have not been any other material changes in the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company sold 1,002,333 shares (983,333 of which were previously subscribed) and received subscriptions for 25,000 shares of the Company’s common stock at the offering price of $3.00 per share for the quarter ended September 30, 2010. This represented an aggregate offering price of $3,081,999. This offering was extended to accredited investors (as such term is defined in Regulation D under the Securities Act of 1933, as amended), and was intended to qualify for exemption from registration pursuant to Rule 506 of Regulation D. The purpose of these offerings, which are still active, is to generate capital, as well as to remain well capitalized.
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

Date: November 15, 2010