Form 10-K/A
period 2009-12-31
Reliance Bancshares, Inc.
filed 2011-03-16
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     Except for the historical information contained in this Amendment No. 1 to Annual Report on Form 10-K, certain matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Reliance Bancshares, Inc. or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed under Item 1A, “Risk Factors.”
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
EXPLANATORY NOTE — 2009 RESTATEMENT
     This Amendment No. 1 to Form 10-K (Amendment No. 1) is being filed by Reliance Bancshares, Inc. (the Company) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2009 filed with the United States Securities and Exchange Commission (SEC) on March 26, 2010 (the Initial Form 10-K). For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 5, 6, 7, and 8A(T) of our Initial Form 10-K have been amended and restated in their entirety. In addition, Exhibit 31.2 is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act. Other than the Items outlined above, there are no changes to the Initial Form 10-K. Except as otherwise specifically noted, all information contained herein is as of December 31, 2009 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-K filed on March 26, 2010. We have not amended, and do not intend to amend, any of our other previously filed reports for the periods affected by the restatement. Our previously issued consolidated financial statements included in those reports should no longer be relied upon. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Initial Form 10-K.
     This Amendment No. 1 is required due to certain disclosure omissions in the Initial Form 10-K related to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which required an adjustment of the previously reported net loss per share data included in the Company’s consolidated statement of operations for the year ended December 31, 2009. We have also restated the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2009 to expand the disclosures for other-than-temporary losses on available for sale securities in those statements.
     These restatements had no effect on the Company’s consolidated net loss for the year ended December 31, 2009 or its consolidated stockholders’ equity as of December 31, 2009. Net loss available to common shareholders, after increasing the loss for preferred dividends paid by the Company, increased from the $(1.41) per share originally disclosed for both basic and fully-diluted loss per share to $(1.49) and $(1.48) for basic and fully-diluted loss per share for the year ended December 31, 2009.
     This Amendment No. 1 includes changes in “Item 8A(T) — Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. This restatement of management’s assessment regarding disclosure controls and procedures results from material weaknesses in our internal control over financial reporting relating to the above described restatements. The information required in this restatement was previously omitted and, while it had no effect on the Company’s consolidated net loss for the year ended December 31, 2009 and stockholders’ equity as of December 31, 2009, such information should have been disclosed in our 2009 consolidated financial statements. The Company has implemented certain changes in our internal controls as of the date of this report to address these material weaknesses, and believes such weaknesses have been remediated. There can be no assurance that our remedial efforts will be effective nor can there be any assurances that the Company will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. See “Item 8A(T) — Controls and Procedures.”
     For the convenience of the reader, this Annual Report sets forth the Initial Form 10-K in its entirety.
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

	As of and for the
	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of income:
Total interest income	$76,589	$78,209	$63,687	$47,961	$31,267
Total interest expense	39,005	41,715	37,609	26,227	15,236

Net interest income	37,584	36,494	26,078	21,734	16,031
Provision for possible loan losses	53,450	11,148	3,187	2,200	2,333

Net interest income after provision for possible loan losses	(15,866)	25,346	22,891	19,534	13,698
Total noninterest income	3,925	2,683	1,976	1,310	537
Total noninterest expense	34,046	29,428	22,290	16,605	11,449

Income (loss) before income taxes	(45,987)	(1,399)	2,577	4,239	2,786
Income tax expense (benefit)	(16,630)	(1,080)	462	1,223	863

Net income (loss)	$(29,357)	$(319)	$2,115	$3,016	$1,923

Common share data:
Basic net income (loss) per common share (2009 restated)	$(1.49)	$(0.02)	$0.10	$0.16	$0.12
Diluted net income (loss) per common share (2009 restated)	(1.48)	(0.02)	0.10	0.15	0.12
Dividends declared per share	—	—	—	—	—
Book value per common share	5.14	6.73	6.76	6.31	5.06
Tangible book value per common share	5.09	6.67	6.70	6.24	4.98
Weighted average shares-basic	20,864	20,670	20,343	18,685	16,095
Weighted average shares-diluted	20,881	21,063	21,337	19,548	16,681
Shares outstanding-end of period	20,972	20,771	20,682	19,571	18,242
Period-end balances:
Loans, net	$1,108,575	$1,240,191	$902,053	$660,318	$467,402
Investment securities	284,120	193,888	158,042	188,369	187,842
Total assets	1,536,708	1,573,989	1,136,152	900,799	702,462
Deposits	1,266,060	1,228,047	834,576	678,597	576,425
Short-term borrowings	12,697	63,919	88,325	70,463	16,847
Long-term borrowings	104,000	136,000	68,000	24,300	14,300
Stockholders’ equity	149,669	139,609	139,891	123,497	92,216

Average balances:
Loans	$1,213,937	$1,115,216	$770,523	$546,122	$397,584
Investment securities	254,116	168,289	174,052	200,286	145,887
Total assets	1,569,548	1,366,110	1,006,628	786,014	588,312
Deposits	1,238,968	1,006,763	777,450	629,588	473,540
Short-term borrowings	22,477	88,749	49,179	26,475	17,155
Long-term borrowings	131,039	125,118	39,646	15,881	11,423
Stockholders’ equity	169,792	138,394	134,548	109,940	83,324

Selected ratios:
Net yield on earning assets	2.55%	2.88%	2.79%	2.94%	2.90%
Return on average total assets	(1.87)%	(0.02)%	0.21%	0.38%	0.33%
Return on average stockholders’ equity	(17.29)%	(0.23)%	1.57%	2.74%	2.31%
Average stockholders’ equity as a percent of average total assets	10.82%	10.13%	13.37%	13.99%	14.16%
Nonperforming loans as a percent of loans at year-end	6.32%	2.94%	1.95%	0.77%	0.65%
Reserve for possible loan losses as a percent of loans at year-end	2.82%	1.14%	1.06%	1.06%	1.10%

Note:	All share and per share information has been retroactively restated for a two-for-one stock split and concurrent reduction in par value of $0.50 to $0.25, effective December 29, 2006.

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
     Basic earnings (loss) per common share for the years ended December 31, 2009, 2008, and 2007 were $(1.49) (restated), $(0.02), and $0.10, respectively. On a diluted basis, earnings (loss) per share for the years ended December 31, 2009, 2008, and 2007 were $(1.48) (restated), $(0.02), and $0.10, respectively.
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
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 8A(T). Controls and procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange act of 1934, as amended).
     As a result of material weaknesses in our internal controls over financial reporting relating to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which require an adjustment to the previously reported net loss per share data reported by the Company, and the adequacy of disclosure for other-than-temporary losses on available for sale securities, our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective as of December 31, 2009.
     On March 4, 2011, the Audit Committee of the Board of Directors concluded that the Company’s audited financial statements for the year ended December 31, 2009, did not properly account for certain items referred to in the preceding paragraph and, as a result, should not be relied upon. The Audit Committee has authorized and directed the officers of the Company to restate its audited financial statements included in this Form 10-K filing as of and for the year ended December 31, 2009.
     The Company has implemented certain changes in our internal controls as of the date of this report to address the material weaknesses and believes that such weaknesses have been remediated.
     Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     This evaluation identified material weaknesses in our internal controls area regarding our process and procedures relating to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which require an adjustment to previously reported net loss per share data, and the adequacy of disclosure for other-than-temporary losses on available for sale securities. These material weaknesses resulted in the restatement of our annual financial statements for the year ended December 31, 2009 and our quarterly reports for the periods ended March 31, June 30 and September 30, 2010. Accordingly, we did not maintain effective control over financial statement reporting as of December 31, 2009 based on the applicable COSO criteria.
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

/s/ Allan D. Ivie, IV
Allan D. Ivie, IV
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
As discussed in note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

St. Louis, Missouri
March 26, 2010, except as to the restatement discussed in note 1 to the consolidated financial statements, as to which the date is March 7, 2011.

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2009, 2008, and 2007

	(restated)
	2009	2008	2007
Interest income:
Interest and fees on loans (note 4)	$67,628,744	70,336,468	55,098,966
Interest on debt securities:
Taxable	7,638,510	6,159,384	6,564,513
Exempt from Federal income taxes	1,272,637	1,524,562	1,533,958
Interest on short-term investments	49,305	188,793	489,535

Total interest income	76,589,196	78,209,207	63,686,972

Interest expense:
Interest on deposits (note 6)	33,601,012	34,650,719	33,435,555
Interest on short-term borrowings (note 8)	356,258	2,290,008	2,380,580
Interest on long-term Federal Home Loan Bank borrowings (note 9)	5,047,542	4,774,541	1,792,913

Total interest expense	39,004,812	41,715,268	37,609,048

Net interest income	37,584,384	36,493,939	26,077,924
Provision for possible loan losses (note 4)	53,450,000	11,148,000	3,186,500

Net interest income after provision for possible loan losses	(15,865,616)	25,345,939	22,891,424

Noninterest income:
Service charges on deposit accounts	975,664	796,653	509,352
Net gains on sale of debt securities (note 3)	1,346,565	321,113	157,011
Other noninterest income (note 5)	1,602,853	1,564,769	1,309,433

Total noninterest income	3,925,082	2,682,535	1,975,796

Noninterest expense:
Other than temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	1,078,763	—	—
Less portion of other-than-temporary impairment losses recognized in other comprehensive income	(737,806)	—	—

Net impairment/loss realized	340,957	—	—
Salaries and employee benefits (note 10)	13,867,628	15,915,090	13,073,159
Other real estate expense	6,163,313	1,582,598	306,537
Occupancy and equipment expense (note 5)	4,256,769	4,503,125	3,388,327
FDIC assessments	2,745,432	912,093	561,579
Data processing	1,950,227	1,880,968	1,499,199
Advertising	149,435	778,072	569,658
Amortization of intangible assets	16,288	16,288	16,288
Other noninterest expenses	4,556,340	3,839,356	2,875,560

Total noninterest expense	34,046,389	29,427,590	22,290,307

Income (loss) before applicable income taxes	(45,986,923)	(1,399,116)	2,576,913
Applicable income tax expense (benefit) (note 7)	(16,629,562)	(1,079,886)	461,966

Net income (loss)	$(29,357,361)	(319,230)	2,114,947

Net income (loss)	$(29,357,361)	(319,230)	2,114,947
Preferred stock dividends	(1,647,111)	—	—

Net income (loss) available to common shareholders	$(31,004,472)	(319,230)	2,114,947

Per share amounts:
Basic earnings (loss) per share	$(1.49)	(0.02)	0.10
Basic weighted average shares outstanding	20,864,483	20,669,512	20,342,622
Diluted earnings (loss) per share	$(1.48)	(0.02)	0.10
Diluted weighted average shares outstanding	20,881,108	21,063,065	21,336,623

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2009, 2008, and 2007

	2009	2008	2007
	(restated)
Net income (loss)	$(29,357,361)	(319,230)	2,114,947

Other comprehensive income (loss) before tax:

Change in unrealized gains (losses) on available-for-sale securities which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	(68,176)	—	—

Change in unrealized gains (losses) on other securities available-for-sale, net of reclassification	608,583	(457,010)	1,239,613

Reclassification adjustment for:
Available-for-sale security gains included in net income (loss)	(1,346,565)	(321,113)	(157,011)
Writedown of investment securities included in net income (loss)	340,957	—	—

Other comprehensive income (loss) before tax	(465,201)	(778,123)	1,082,602

Income tax related to items of other comprehensive income (loss)	(158,171)	(264,562)	368,085

Other comprehensive income (loss), net of tax	(307,030)	(513,561)	714,517

Total comprehensive income (loss)	$(29,664,391)	(832,791)	2,829,464

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
Earnings per Share
Basic earnings per common share data is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised. The following table presents a summary of per share data and amounts for the periods indicated.

	Years Ended December 31,
	(restated) 2009	2008	2007
Basic
Net income (loss) available to common shareholders	$(31,004,472)	(319,230)	2,114,947

Weighted average common shares outstanding	20,864,483	20,669,512	20,342,622

Basic earnings (loss) per share	$(1.49)	(0.02)	0.10

Diluted
Net income (loss) available to common shareholders	$(31,004,472)	(319,230)	2,114,947

Weighted average common shares outstanding	20,864,483	20,669,512	20,342,622
Effect of average dilutive stock options	16,625	393,553	994,001

Diluted weighted average common shares outstanding	20,881,108	21,063,065	21,336,623

Diluted earnings (loss) per share	$(1.48)	(0.02)	0.10

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

Restatement
     On March 4, 2011, the Company determined that it needed to restate its previously issued consolidated financial statements as of and for the year ended December 31, 2009 and that the previously issued consolidated financial statements for the year ended December 31, 2009 should no longer be relied upon, as a result of the identification of certain omitted disclosures from the Company’s consolidated financial statements issued for the year ended December 31, 2009.
     This restatement is required due to certain disclosure omissions in the previously issued consolidated financial statements related to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which required an adjustment of the previously reported net loss per share data included in the Company’s consolidated statement of operations for the year ended December 31, 2009. We have also restated the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2009 to expand the disclosures for other-than-temporary losses on available-for-sale securities in those statements.
     These restatements had no effect on the Company’s consolidated net loss for the year ended December 31, 2009 or consolidated stockholders’ equity at December 31, 2009. Net loss available to common shareholders, after increasing the loss for preferred dividends paid by the Company, increased from the $(1.41) per share originally disclosed to $(1.49) per share as restated, for both basic and fully-diluted loss per share for the year ended December 31, 2009.
     The Company has restated its consolidated statements of operations and comprehensive loss for the year ended December 31, 2009, to add the disclosures noted above. In connection with this restatement, note 1 to the consolidated financial statements has been restated to reflect the changes in the loss per share calculation. Additionally, the unaudited quarterly condensed financial data for each of the quarters in 2009 has been restated (as described below) to reflect the change in net loss available to common shareholders and net loss per common share.
     The effects of the restatement for additional disclosures regarding other-than-temporary impairment of the Company’s available-for sale securities, by financial statement line item on the consolidated statement of operations for the year ended December 31, 2009, are as follows:

	2009
	As reported	As restated	2008	2007
Noninterest expense:
Other than temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses		1,078,763	—	—
Less portion of other-than-temporary impairment losses recognized in other comprehensive income		(737,806)	—	—

Net impairment/loss realized	$340,957	340,957	—	—
Salaries and employee benefits (note 10)	13,867,628	13,867,628	15,915,090	13,073,159
Other real estate expense	6,163,313	6,163,313	1,582,598	306,537
Occupancy and equipment expense (note 5)	4,256,769	4,256,769	4,503,125	3,388,327
FDIC assessments	2,745,432	2,745,432	912,093	561,579
Data processing	1,950,227	1,950,227	1,880,968	1,499,199
Advertising	149,435	149,435	778,072	569,658
Amortization of intangible assets	16,288	16,288	16,288	16,288
Other noninterest expenses	4,556,340	4,556,340	3,839,356	2,875,560

Total noninterest expense	34,046,389	34,046,389	29,427,590	22,290,307

Income (loss) before applicable income taxes	(45,986,923)	(45,986,923)	(1,399,116)	2,576,913
Applicable income tax expense (benefit) (note 7)	(16,629,562)	(16,629,562)	(1,079,886)	461,966

Net income (loss)	$(29,357,361)	(29,357,361)	(319,230)	2,114,947

     The effects of the restatement for additional disclosures and recalculation of per share information regarding the Company’s net loss available to common shareholders after payment of preferred dividends, by financial statement line item on the consolidated statement of operations for the year ended December 31, 2009, are as follows:

	2009
	As reported	As restated	2008	2007
Net income (loss)	$(29,357,361)	(29,357,361)	(319,230)	2,114,947
Preferred stock dividends		(1,647,111)	—	—

Net income (loss) available to common shareholders		(31,004,472)	(319,230)	2,114,947

Per share amounts:
Basic earnings (loss) per share	$(1.41)	(1.49)	(0.02)	0.10
Basic weighted average shares outstanding	20,864,483	20,864,483	20,669,512	20,342,622
Diluted earnings (loss) per share	$(1.41)	(1.48)	(0.02)	0.10
Diluted weighted average shares outstanding	20,881,108	20,881,108	21,063,065	21,336,623

     The effects of the restatement for additional disclosures regarding other-than-temporary impairment of the Company’s available-for sale securities, by financial statement line item on the consolidated statement of comprehensive loss for the year ended December 31, 2009, are as follows:

	2009
	As reported	As restated	2008	2007
Net income (loss)	$(29,357,361)	(29,357,361)	(319,230)	2,114,947

Other comprehensive income (loss) before tax:
Net unrealized gains (losses) on available-for-sale securities	540,407
Change in unrealized gains (losses) on available-for-sale securities which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification		(68,176)	—	—
Change in unrealized gains (losses) on other securities available-for-sale, net of reclassification		608,583	(457,010)	1,239,613
Reclassification adjustment for:
Available-for-sale security gains included in net income (loss)	(1,346,565)	(1,346,565)	(321,113)	(157,011)
Writedown of investment securities included in net income (loss)	340,957	340,957	—	—

Other comprehensive income (loss) before tax	(465,201)	(465,201)	(778,123)	1,082,602
Income tax related to items of other comprehensive income (loss)	(158,171)	(158,171)	(264,562)	368,085

Other comprehensive income (loss), net of tax	(307,030)	(307,030)	(513,561)	714,517

Total comprehensive income (loss)	$(29,664,391)	(29,664,391)	(832,791)	2,829,464

     The effects of the restatement for additional disclosures and recalculation of per share information within the unaudited quarterly condensed financial data for each of the quarters in 2009 are as follows:
(As originally presented)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2009:
Total interest income	$19,984,244	19,275,666	18,892,020	18,437,266	76,589,196
Total interest expense	10,975,234	9,992,569	9,095,271	8,941,738	39,004,812

Net interest income	9,009,010	9,283,097	9,796,749	9,495,528	37,584,384
Provision for possible losses	2,250,000	14,000,000	11,450,000	25,750,000	53,450,000
Noninterest income	534,770	663,518	1,513,598	1,213,196	3,925,082
Noninterest expense	7,241,132	8,698,061	8,726,761	9,380,435	34,046,389

Income (loss) before applicable income taxes	52,648	(12,751,446)	(8,866,414)	(24,421,711)	(45,986,923)
Applicable income taxes	(38,226)	(4,378,551)	(3,091,023)	(9,121,762)	(16,629,562)

Net income (loss)	$90,874	(8,372,895)	(5,775,391)	(15,299,949)	(29,357,361)

Weighted average shares outstanding:
Basic	20,746,267	20,855,898	20,918,020	20,935,083	20,864,483
Diluted	20,818,840	20,859,102	20,918,020	20,935,083	20,881,108

Earnings (loss) per share:
Basic	$ <0.01	(0.40)	(0.28)	(0.73)	(1.41)
Diluted	<0.01	(0.40)	(0.28)	(0.73)	(1.41)
(As restated)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2009:
Total interest income	$19,984,244	19,275,666	18,892,020	18,437,266	76,589,196
Total interest expense	10,975,234	9,992,569	9,095,271	8,941,738	39,004,812

Net interest income	9,009,010	9,283,097	9,796,749	9,495,528	37,584,384
Provision for possible loan losses	2,250,000	14,000,000	11,450,000	25,750,000	53,450,000
Noninterest income	534,770	663,518	1,513,598	1,213,196	3,925,082
Noninterest expense	7,241,132	8,698,061	8,726,761	9,380,435	34,046,389

Income before applicable income taxes	52,648	(12,751,446)	(8,866,414)	(24,421,711)	(45,986,923)
Applicable income taxes	(38,226)	(4,378,551)	(3,091,023)	(9,121,762)	(16,629,562)

Net income (loss)	$90,874	(8,372,895)	(5,775,391)	(15,299,949)	(29,357,361)
Preferred stock dividends	—	(557,111)	(545,000)	(545,000)	(1,647,111)

Net income (loss) attributable to common shareholders	90,874	(8,930,006)	(6,320,391)	(15,844,949)	(31,004,472)

Weighted average shares outstanding:
Basic	20,746,267	20,855,898	20,918,020	20,935,083	20,864,483
Diluted	20,818,840	20,859,102	20,918,020	20,935,083	20,881,108

Earnings per share:
Basic	$ <0.01	(0.43)	(0.30)	(0.76)	(1.49)
Diluted	<0.01	(0.43)	(0.30)	(0.76)	(1.48)

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 16 — QUARTERLY FINANCIAL INFORMATION (unaudited)
Following is a summary of quarterly financial information for the years ended December 31, 2009, 2008, and 2007:

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2009 (restated):
Total interest income	$19,984,244	19,275,666	18,892,020	18,437,266	76,589,196
Total interest expense	10,975,234	9,992,569	9,095,271	8,941,738	39,004,812

Net interest income	9,009,010	9,283,097	9,796,749	9,495,528	37,584,384
Provision for possible losses	2,250,000	14,000,000	11,450,000	25,750,000	53,450,000
Noninterest income	534,770	663,518	1,513,598	1,213,196	3,925,082
Noninterest expense	7,241,132	8,698,061	8,726,761	9,380,435	34,046,389

Income (loss) before applicable income taxes	52,648	(12,751,446)	(8,866,414)	(24,421,711)	(45,986,923)
Applicable income taxes	(38,226)	(4,378,551)	(3,091,023)	(9,121,762)	(16,629,562)

Net income (loss)	$90,874	(8,372,895)	(5,775,391)	(15,299,949)	(29,357,361)

Weighted average shares outstanding:
Basic	20,746,267	20,855,898	20,918,020	20,935,083	20,864,483
Diluted	20,818,840	20,859,102	20,918,020	20,935,083	20,881,108

Earnings (loss) per common share:
Basic	$ <0.01	(0.43)	(0.30)	(0.76)	(1.49)
Diluted	<0.01	(0.42)	(0.30)	(0.76)	(1.48)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2008:
Total interest income	$18,037,013	18,696,397	20,643,965	20,831,832	78,209,207
Total interest expense	10,196,305	10,036,168	10,610,768	10,872,027	41,715,268

Net interest income	7,840,708	8,660,229	10,033,197	9,959,805	36,493,939
Provision for possible losses	1,132,000	5,607,000	1,800,000	2,609,000	11,148,000
Noninterest income	730,079	832,034	685,387	435,035	2,682,535
Noninterest expense	7,079,589	7,770,425	7,800,871	6,776,705	29,427,590

Income (loss) before applicable income taxes	359,198	(3,885,162)	1,117,713	1,009,135	(1,399,116)
Applicable income taxes	49,100	(1,514,610)	266,621	119,003	(1,079,886)

Net income (loss)	$310,098	(2,370,552)	851,092	890,132	(319,230)

Weighted average shares outstanding:
Basic	20,668,304	20,673,419	20,687,321	20,728,599	20,669,512
Diluted	21,227,572	21,119,050	20,920,384	20,865,356	21,063,065

Earnings (loss) per common share:
Basic	$0.02	(0.11)	0.04	0.04	(0.02)
Diluted	0.01	(0.11)	0.04	0.04	(0.02)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2007:
Total interest income	$14,530,068	15,550,720	16,475,736	17,130,448	63,686,972
Total interest expense	8,650,584	9,122,711	9,775,314	10,060,439	37,609,048

Net interest income	5,879,484	6,428,009	6,700,422	7,070,009	26,077,924
Provision for possible losses	390,000	500,000	1,515,000	781,500	3,186,500
Noninterest income	421,535	523,319	453,170	577,772	1,975,796
Noninterest expense	4,976,050	5,298,860	5,547,260	6,468,137	22,290,307

Income before applicable income taxes	934,969	1,152,468	91,332	398,144	2,576,913
Applicable income taxes	239,566	317,624	(72,866)	(22,358)	461,966

Net income	$695,403	834,844	164,198	420,502	2,114,947

Weighted average shares outstanding:
Basic	19,573,670	20,475,731	20,654,884	20,650,935	20,342,622
Diluted	20,432,149	21,496,676	21,704,099	21,675,890	21,336,623

Earnings per common share:
Basic	$0.04	0.04	0.01	0.02	0.10
Diluted	0.03	0.04	0.01	0.02	0.10

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

Name	Title	Date

/s/ Allan D. Ivie, IV Allan D. Ivie, IV	Chairman	March 26 2010

/s/ Dale E. Oberkfell Dale E. Oberkfell	Principal Financial and Principal Accounting Officer	March 26, 2010

/s/ Robert M. Cox, Jr.	Director	March 26, 2010

Robert M. Cox, Jr.

/s/ Richard M. Demko	Director	March 26, 2010

Richard M. Demko

Name	Title	Date

/s/ Patrick R. Gideon	Director	March 26, 2010

Patrick R. Gideon

/s/ Barry D. Koenemann	Director	March 26, 2010

Barry D. Koenemann

/s/ Fortis M. Lawder	Director	March 26, 2010

Fortis M. Lawder

/s/ Earl G. Lindenberg	Director	March 26, 2010

Earl G. Lindenberg

/s/ Gary R. Parker	Director	March 26, 2010

Gary R. Parker

/s/ James E. SanFilippo	Director	March 26, 2010

James E. SanFilippo

/s/ Lawrence P. Keeley, Jr.	Director	March 26, 2010

Lawrence P. Keeley, Jr.

/s/ David R. Spence	Director	March 26, 2010

David R. Spence

/s/ Scott A. Sachtleben	Director	March 26, 2010

Scott A. Sachtleben

Index to Exhibits
3.1	Restated Articles of Incorporation of Reliance Bancshares, Inc. (filed as Exhibit 3.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.2	Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.3	Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series A, of Reliance Bancshares, Inc. (filed as Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.4	Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.2 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.5	Corrected Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.3 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.6	Notice of Exempt Offerings of Securities for the issuance of Perpetual Convertible Preferred Stock, no par value, Series C. (Filed as Form D with the SEC on December 18, 2009 (File No. 021-137031) and incorporated herein by reference).

10.1	Employment Agreement between Reliance Bancshares, Inc. and Jerry S. Von Rohr, dated July 29, 1998 (filed as Exhibit 10.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.2	Assignment of Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Jerry S. Von Rohr, dated June 16, 1999 (filed as Exhibit 10.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.3	First Amendment to Employment Agreement between Reliance Bank and Jerry S. Von Rohr, dated September 1, 2001 (filed as Exhibit 10.3 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.4	Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Dale E. Oberkfell, dated March 21, 2005 (filed as Exhibit 10.4 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.5	Data Processing Services Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated August 10, 2005 (filed as Exhibit 10.5 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.6	Data Processing Services Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated June 23, 2005 (filed as Exhibit 10.6 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.7	2001 Incentive Stock Option Plan (filed as Exhibit 10.8 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.8	2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.9 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.9	First Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.10 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.10	Second Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.11 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.11	2003 Incentive Stock Option Plan (filed as Exhibit 10.12 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.12	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.13	First Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.14 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.14	Second Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.15 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.15	2004 Non-Qualified Stock Option Plan (filed as Exhibit 10.16 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.16	2005 Incentive Stock Option Plan (filed as Exhibit 10.17 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.17	2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.18 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.18	First Amendment of the 2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.19	Agreement of Compensation Package between Jerry S. Von Rohr and the Compensation Committee of Reliance Bancshares, Inc., dated December 14, 2005 (filed as Exhibit 10.20 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.20	Reliance Bancshares, Inc. 2005 Employee Stock Purchase Plan (filed as Exhibit 10.21 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.21	2007 Non-Qualified Stock Option Plan (filed as Exhibit 10.26 to the registrant’s Amendment No. 2 to its Form 10 (File No. 000-52588) filed on July 19, 2007 and incorporated herein by reference).

10.22	Check 21 Exchange Services Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated January 31, 2006 (filed as Exhibit 10.22 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.23	Software License and Support Agreement between Reliance Bank and Jack Henry & Associates, Inc., dated January 31, 2006 (filed as Exhibit 10.23 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.24	Check 21 Exchange Services Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated November 15, 2005 (filed as Exhibit 10.24 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.25	Software License Agreement between Reliance Bank, FSB and Jack Henry & Associates, Inc., dated November 15, 2005 (filed as Exhibit 10.25 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.26	Letter Agreement dated February 13, 2009 including the Securities Purchase Agreement — Standard Terms incorporated by reference therein between the Company and the Treasury (filed as Exhibit 4.3 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.27	Form of Omnibus Agreement between Reliance Bancshares, Inc. and each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.28	Waivers executed by each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

14.1	Reliance Bancshares, Inc. Code of Conduct and Ethics (filed as Exhibit 14.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

21.1*	Subsidiaries of Reliance Bancshares, Inc.

31.1*	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.