Form 10-Q/A
period 2010-03-31
Reliance Bancshares, Inc.
filed 2011-03-16
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE — RESTATEMENT
This Amendment No. 1 to Form 10-Q (Amendment No. 1) is being filed by Reliance Bancshares, Inc. (the Company) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the United States Securities and Exchange Commission (SEC) on May 14, 2010 (the Initial Form 10-Q). For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1 and 2 under Part I of our Initial Form 10-Q have been amended and restated in their entirety. In addition, Item 4T is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act. Other than the Items outlined above, there are no changes to the Initial Form 10-Q. Except as otherwise specifically noted, all information contained herein is as of March 31, 2010 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q filed on May 14, 2010. We have not amended, and do not intend to amend, any of our other previously filed reports for the periods affected by the restatement. Our previously issued interim condensed consolidated financial statements included in those reports should no longer be relied upon.
This Amendment No. 1 is required due to certain disclosure omissions in the Initial Form 10-Q related to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which required an adjustment of the previously reported net loss per share data included in the Company’s interim condensed consolidated statement of operations for the three months ended March 31, 2010.
These restatements had no effect on the Company’s consolidated net loss for the three months ended March 31, 2010 or its consolidated stockholders’ equity as of March 31, 2010. Net loss available to common shareholders, after increasing the loss for preferred dividends paid by the Company, increased from the $(0.12) per share originally disclosed to $(0.15) per share as restated, for both basic and fully-diluted loss per share for the three months ended March 31, 2010.
For the convenience of the reader, this Quarterly Report sets forth the original filing in its entirety.
For additional information regarding the restatement, see Note 1 to our interim condensed consolidated financial statements appearing elsewhere in this report.
This Amendment No. 1 includes changes in “Item 4T — Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. This restatement of management’s assessment regarding disclosure controls and procedures results from material weaknesses in our internal control over financial reporting relating to the above described restatements. The information required in this restatement was previously omitted and, while it had no effect on the Company’s consolidated net loss for the three months ended March 31, 2010 and stockholders’ equity as of March 31, 2010, such information should have been disclosed in our March 31, 2010 consolidated financial statements. The Company has implemented certain changes in our internal controls as of the date of this report to address these material weaknesses, and believe such weaknesses have been remediated. There can be no assurance that our remedial efforts will be effective nor can there be any assurances that the Company will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. See “Item 4T — Controls and Procedures.”

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2010 and 2009
(unaudited)

	(restated) 2010	2009
Interest income:
Interest and fees on loans	$15,452,027	17,671,243
Interest on debt securities:
Taxable	1,833,350	1,955,985
Exempt from Federal income taxes	306,262	340,054
Interest on short-term investments	16,555	16,963

Total interest income	17,608,194	19,984,245

Interest expense:
Interest on deposits	5,790,589	9,482,976
Interest on short-term borrowings	30,419	260,288
Interest on long-term Federal Home Loan Bank borrowings	968,919	1,231,970

Total interest expense	6,789,927	10,975,234

Net interest income	10,818,267	9,009,011
Provision for possible loan losses	7,692,000	2,250,000

Net interest income after provision for possible loan losses	3,126,267	6,759,011

Noninterest income:
Service charges on deposit accounts	224,476	207,638
Net gains on sale of debt securities	64,691	—
Other noninterest income	365,415	327,131

Total noninterest income	654,582	534,769

Noninterest expense:
Salaries and employee benefits	3,264,982	3,880,456
Occupancy and equipment expense	1,087,020	1,125,932
Other real estate expense	1,373,787	309,663
FDIC assessments	784,518	503,533
Data processing	432,543	474,674
Amortization of intangible assets	4,072	4,072
Other noninterest expenses	807,590	942,802

Total noninterest expense	7,754,512	7,241,132

Income (loss) before applicable income taxes	(3,973,663)	52,648
Applicable income tax benefit	(1,474,958)	(38,226)

Net income (loss)	$(2,498,705)	90,874

Net income (loss)	$(2,498,705)	90,874
Preferred stock dividends	(548,891)	—

Net income (loss) available to common shareholders	(3,047,596)	90,874

Per share amounts:
Basic earnings (loss) per share	$(0.15)	< 0.01
Basic weighted average shares outstanding	20,972,091	20,746,267
Diluted earnings (loss) per share	$(0.15)	<0.01
Diluted weighted average shares outstanding	20,972,091	20,818,840

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
Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in the Company’s previously issued Annual Report on Form 10-K/A.
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

	Three Months Ended March 31,
	(restated) 2010	2009
Basic
Net income (loss) available to common shareholders	$(3,047,596)	90,874

Weighted average common shares outstanding	20,972,091	20,746,267

Basic earnings (loss) per share	$(0.15)	< 0.01

Diluted
Net income (loss) available to common shareholders	$(3,047,596)	90,874

Weighted average common shares outstanding	20,972,091	20,746,267
Effect of dilutive stock options	—	72,573

Diluted weighted average common shares outstanding	20,972,091	20,818,840

Diluted earnings (loss) per share	$(0.15)	< 0.01

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
Restatement
On March 4, 2011, the Company determined that it needed to restate its previously issued interim condensed consolidated financial statements as of and for the three months ended March 31, 2010 and that these previously issued interim condensed consolidated financial statements should no longer be relied upon, as a result of the identification of certain omitted disclosures from the Company’s interim condensed consolidated financial statements issued for those particular periods.
This restatement is required due to certain disclosure omissions in the previously issued interim condensed consolidated financial statements related to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which required an adjustment of the previously reported net loss per share data included in the Company’s interim condensed consolidated statement of operations for the three months ended March 31, 2010.
These restatements had no effect on the Company’s consolidated net loss for the three months ended March 31, 2010, or its consolidated stockholders’ equity as of March 31, 2010. Net loss available to common shareholders, after increasing the loss for preferred dividends paid by the Company, increased from the $(0.12) per share originally disclosed to $(0.15) per share as restated, for both basic and fully-diluted loss per share for the three months ended March 31, 2010.
The effects of the restatement for additional disclosures and recalculation of per share information regarding the Company’s net loss available to common shareholders after payment of preferred dividends, by financial statement line item on the interim condensed consolidated statements of operations for the three months ended March 31, 2010, are as follows:

	Three Months Ended
	March 31,
	2010		2009
	As reported	As restated
Noninterest Expense
Salaries and employee benefits	$3,264,982	3,264,982	3,880,456
Occupancy and equipment expense	1,087,020	1,087,020	1,125,932
Other real estate expense	1,373,787	1,373,787	309,663
FDIC assessment	784,518	784,518	503,533
Data processing	432,543	432,543	474,674
Amortization of intangible assets	4,072	4,072	4,072
Other interest expenses	807,590	807,590	942,802

Total noninterest expense	7,754,512	7,754,512	7,241,132

Loss before income taxes	(3,973,663)	(3,973,663)	52,648
Applicable income tax benefit	(1,474,958)	(1,474,958)	(38,226)

Net income (loss)	$(2,498,705)	(2,498,705)	90,874

Net income (loss)	$(2,498,705)	(2,498,705)	90,874
Preferred stock dividends		(548,891)	—

Net loss attributed to common shareholders		(3,047,596)	90,874

Per share amounts
Basic loss per share	$(0.12)	(0.15)	<0.01
Basic weighted average shares outstanding	$20,972,091	20,972,091	20,746,267
Diluted loss per share	$(0.12)	(0.15)	<0.01
Diluted weighted average shares outstanding	$20,972,091	20,972,091	20,818,840
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

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) as of and for the three-month periods ended March 31, 2010 and 2009. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying consolidated financial statements included in this report and the consolidated financial statements as of and for the year ended December 31, 2009, included in our most recent annual report on Form 10-K/A.
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
Basic and fully-diluted loss per common share for the three month period ended March 31, 2010 were both $(0.15) (restated) per share. Basic and fully-diluted earnings per share for the three-month period ended March 31, 2009 were both less than $0.01 per share.
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
Part I — Item 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).
As a result of material weaknesses in our internal controls over financial reporting relating to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which require an adjustment to the previously reported net loss per share data reported by the Company, our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective as of March 31, 2010.
On March 4, 2011, the Audit Committee of the Board of Directors concluded that the Company’s audited financial statements for the year ended December 31, 2009, as well as interim financial statements in its Quarterly Reports on Form 10-Q for the quarters ending March 31, June 30 and September 30, 2010, did not properly account for certain items referred to in the preceding paragraph and, as a result, should not be relied upon. The Audit Committee has authorized and directed the officers of the Company to restate its audited financial statements and interim quarterly financial statements included in the above referenced filing as of and for the periods covered by such filings.
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

Date: March 16, 2011