Form 10-Q/A
period 2010-06-30
Reliance Bancshares, Inc.
filed 2011-03-16
CIK 1397771

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

EXPLANATORY NOTE — RESTATEMENT
This Amendment No. 1 to Form 10-Q (Amendment No. 1) is being filed by Reliance Bancshares, Inc. (the Company) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the United States Securities and Exchange Commission (SEC) on August 12, 2010 (the Initial Form 10-Q). For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1 and 2 under Part I of our Initial Form 10-Q have been amended and restated in their entirety. In addition, Item 4 under Part I is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act. Other than the Items outlined above, there are no changes to the Initial Form 10-Q. Except as otherwise specifically noted, all information contained herein is as of June 30, 2010 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q filed on August 12, 2010. We have not amended, and do not intend to amend, any of our other previously filed reports for the periods affected by the restatement. Our previously issued interim condensed consolidated financial statements included in those reports should no longer be relied upon.
This Amendment No. 1 is required due to certain disclosure omissions in the Initial Form 10-Q related to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which required an adjustment of the previously reported net loss per share data included in the Company’s interim condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009. We have also restated the Company’s interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2010 and 2009 to expand the disclosures for other-than-temporary losses on available for sale securities in those interim condensed consolidated statements.
These restatements had no effect on the Company’s consolidated net loss for the three and six months ended June 30, 2010 and 2009 or its consolidated stockholders’ equity as of June 30, 2010 and 2009. Net loss available to common shareholders, after increasing the loss for preferred dividends paid by the Company, increased from the $(0.17) and $(0.28) per share, respectively originally disclosed to $(0.19) and $(0.34) per share, respectively as restated, for both basic and fully-diluted loss per share for the three and six months ended June 30, 2010, respectively. Net loss available to common shareholders, after increasing the loss for preferred dividends paid by the Company, increased from the $(0.40) and $(0.40) per share, respectively originally disclosed to $(0.43) and $(0.42) per share, respectively as restated, for both basis and fully-diluted loss per share for the three and six months ended June 30, 2009, respectively.
For the convenience of the reader, this Quarterly Report sets forth the original filing in its entirety.
For additional information regarding the restatement, see Note 1 to our interim condensed consolidated financial statements appearing elsewhere in this report.
This Amendment No. 1 includes changes in “Item 4 — Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. This restatement of management’s assessment regarding disclosure controls and procedures results from material weaknesses in our internal control over financial reporting relating to the above described restatements. The information required in this restatement was previously omitted and, while it had no effect on the Company’s consolidated net loss for the three and six months ended June 30, 2010 and 2009, and stockholders’ equity as of June 30, 2010 and 2009, such information should have been disclosed in our June 30, 2010 interim condensed consolidated financial statements. The Company has implemented certain changes in our internal controls as of the date of this report to address these material weaknesses, and believe such weaknesses have been remediated. There can be no assurance that our remedial efforts will be effective nor can there be any assurances that the Company will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. See “Item 4 — Controls and Procedures.”

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2010 and 2009
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(restated)	(restated)	(restated)	(restated)
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$14,671,909	16,998,726	30,123,935	34,669,969
Interest on debt securities:
Taxable	1,673,943	1,961,004	3,507,293	3,916,989
Exempt from Federal income taxes	294,650	310,178	600,912	650,231
Interest on short-term investments	15,988	5,758	32,543	22,721

Total interest income	16,656,490	19,275,666	34,264,683	39,259,910

Interest expense:
Interest on deposits	5,464,530	8,699,655	11,255,119	18,182,631
Interest on short-term borrowings	26,333	47,251	56,752	307,539
Interest on long-term Federal Home Loan Bank borrowings	955,082	1,245,663	1,924,001	2,477,633

Total interest expense	6,445,945	9,992,569	13,235,872	20,967,803

Net interest income	10,210,545	9,283,097	21,028,811	18,292,107
Provision for possible loan losses	9,628,000	14,000,000	17,320,000	16,250,000

Net interest income after provision for possible loan losses	582,545	(4,716,903)	3,708,811	2,042,107

Noninterest income:
Service charges on deposit accounts	235,836	240,879	460,312	448,517
Net gains (losses) on sales of debt securities	201,069	(241)	265,760	(241)
Other noninterest income	348,689	422,880	714,104	750,012

Total noninterest income	785,594	663,518	1,440,176	1,198,288

Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	666,759	1,040,871	666,759	1,040,871
Less portion of other-than-temporary impairment losses recognized in other comprehensive income	(608,942)	(894,793)	(608,942)	(894,793)
Net impairment loss realized	57,817	146,078	57,817	146,078
Salaries and employee benefits	3,223,969	3,435,246	6,488,951	7,315,701
Other real estate expense	1,222,042	1,452,500	2,595,829	1,762,163
Occupancy and equipment expense	1,074,211	1,086,386	2,161,230	2,212,318
FDIC assessment	754,397	1,157,449	1,538,915	1,660,982
Data processing	377,037	519,679	809,580	994,353
Advertising	16,859	28,192	35,751	175,502
Amortization of intangible assets	4,072	4,072	8,144	8,144
Other noninterest expenses	833,526	868,459	1,622,224	1,663,952

Total noninterest expense	7,563,930	8,698,061	15,318,441	15,939,193

Loss before applicable income taxes	(6,195,791)	(12,751,446)	(10,169,454)	(12,698,798)
Applicable income tax benefit	(2,692,536)	(4,378,551)	(4,167,494)	(4,416,777)

Net loss	$(3,503,255)	(8,372,895)	(6,001,960)	(8,282,021)

Net loss	$(3,503,255)	(8,372,895)	(6,001,960)	(8,282,021)
Preferred stock dividends	(551,251)	(557,111)	(1,100,142)	(557,111)
Net loss available to common shareholders	$(4,054,506)	(8,930,006)	(7,102,102)	(8,839,132)
Per share amounts:
Basic loss per share	$(0.19)	(0.43)	(0.34)	(0.42)
Basic weighted average shares outstanding	21,221,753	20,855,898	21,097,611	20,801,385
Diluted loss per share	$(0.19)	(0.43)	(0.34)	(0.42)
Diluted weighted average shares outstanding	21,221,753	20,859,102	21,097,611	20,839,274
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Loss
Six Months Ended June 30, 2010 and 2009
(unaudited)

	(restated)	(restated)
	2010	2009
Net loss	$(6,001,960)	(8,282,021)

Change in unrealized gains (losses) on available-for-sale securities which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	(58,136)	(30,284)

Change in unrealized gains (losses) on other securities available-far-sale, net of reclassification	4,331,909	476,506

Reclassification adjustments for:
Available-for-sale security losses (gains) included in net loss	(265,760)	241
Writedown of investment securities included in net loss	57,817	146,078

Other comprehensive income before tax	4,065,830	592,541

Income tax related to items of other comprehensive income	1,382,382	201,464

Other comprehensive income, net of tax	2,683,448	391,077

Total comprehensive loss	$(3,318,512)	(7,890,944)

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
Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009, included in the Company’s previously issued Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.
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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	(restated)	(restated)	(restated)	(restated)
	2010	2009	2010	2009
Basic
Net loss available to common shareholders	$(4,054,806)	(8,930,006)	(7,102,102)	(8,839,132)

Weighted average common shares outstanding	21,221,753	20,855,898	21,097,611	20,801,385

Basic loss per share	$(0.19)	(0.43)	(0.34)	(0.42)

Diluted
Net loss available to common shareholders	$(4,054,804)	(8,930,006)	(7,102,102)	(8,839,132)

Weighted average common shares outstanding	21,221,753	20,855,898	21,097,611	20,801,385
Effect of dilutive stock options	—	3,204	—	37,889

Diluted weighted average common shares outstanding	21,221,753	20,859,102	21,097,611	20,839,274

Diluted loss per share	$(0.19)	(0.43)	(0.34)	(0.42)

Restatement
On March 4, 2011, the Company determined that it needed to restate its previously issued interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 and 2009 and that these previously issued interim condensed consolidated financial statements should no longer be relied upon, as a result of the identification of certain omitted disclosures from the Company’s interim condensed consolidated financial statements issued for those particular periods.
This restatement is required due to certain disclosure omissions in the previously issued interim condensed consolidated financial statements related to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which required an adjustment of the previously reported net loss per share data included in the Company’s interim condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009. We also have restated the Company’s interim condensed consolidated statements of operations and comprehensive loss to expand the disclosures for other-than-temporary losses on available-for-sale securities in those statements.
These restatements had no effect on the Company’s consolidated net loss for the three and six months ended June 30, 2010 and 2009, or its consolidated stockholders’ equity as of June 30, 2010 and 2009. Net loss available to common shareholders, after increasing the loss for preferred dividends paid by the Company, increased from the $(0.17) and $(0.28) per share, respectively originally disclosed to $(0.19) and $(0.34), respectively per share as restated, for both basic and fully-diluted loss per share for the three and six months ended June 30, 2010, respectively. Net loss available to common shareholders, after increasing the loss for preferred dividends paid by the Company, increased from $(0.40) and $(0.40), respectively originally presented to $(0.43) and $(0.42), respectively as restated, for both basic and fully-diluted loss per share for the three and six months ended June 30, 2009, respectively.
The Company has restated its interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2010 and 2009, to add the disclosures noted above. In connection with this restatement, note 1 to the interim condensed consolidated financial statements has been restated to reflect the changes in the loss per share calculation.
The effects of the restatement for additional disclosures regarding other-than-temporary impairment of the Company’s available-for sale securities, by financial statement line item on the interim condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended
	June 30,
	2010		2009
	As presented	As restated	As presented	As restated
Noninterest Expense
Other than temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses		666,759		1,040,871
Less portion of other-than-temporary impairment losses recognized in other comprehensive income		(608,942)		(894,793)

Net impairment loss realized	$57,817	57,817	146,078	146,078
Salaries and employee benefits	3,223,969	3,223,969	3,435,246	3,435,246
Other real estate expense	1,222,042	1,222,042	1,452,500	1,452,500
Occupancy and equipment expense	1,074,211	1,074,211	1,086,386	1,086,386
FDIC assessment	754,397	754,397	1,157,449	1,157,449
Data processing	377,037	377,037	519,679	519,679
Advertising	16,859	16,859	28,192	28,192
Amortization of intangible assets	4,072	4,072	4,072	4,072
Other interest expenses	833,526	833,526	868,459	868,459

Total noninterest expense	7,563,930	7,563,930	8,698,061	8,698,061

Loss before income taxes	(6,195,791)	(6,195,791)	(12,751,446)	(12,751,446)
Applicable income tax benefit	(2,692,536)	(2,692,536)	(4,378,551)	(4,378,551)

Net loss	$(3,503,255)	(3,503,255)	(8,372,895)	(8,372,895)

The effects of the restatement for additional disclosures and recalculation of per share information regarding the Company’s net loss available to common shareholders after payment of preferred dividends, by financial statement line item on the interim condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended
	June 30,
	2010		2009
	As reported	As restated	As reported	As restated
Net loss	$(3,503,255)	(3,503,255)	(8,372,895)	(8,372,895)
Preferred stock dividends		(551,251)		(557,111)

Net loss attributed to common shareholders		(4,054,506)		(8,930,006)

Per share amounts
Basic loss per share	(0.17)	(0.19)	(0.40)	(0.43)
Basic weighted average shares outstanding	21,221,753	21,221,753	20,855,898	20,855,898
Diluted loss per share	(0.17)	(0.19)	(0.40)	(0.43)
Diluted weighted average shares outstanding	21,221,753	21,221,753	20,859,102	20,859,102

	Six Months Ended
	June 30,
	2010		2009
	As presented	As restated	As presented	As restated
Noninterest Expense
Other than temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses		666,759		1,040,871
Less portion of other-than-temporary impairment losses recognized in other comprehensive income		(608,942)		(894,793)

Net impairment loss realized	$57,817	57,817	146,078	146,078
Salaries and employee benefits	6,488,951	6,488,951	7,315,701	7,315,701
Other real estate expense	2,595,829	2,595,829	1,762,163	1,762,163
Occupancy and equipment expense	2,161,230	2,161,230	2,212,318	2,212,318
FDIC assessment	1,538,915	1,538,915	1,660,982	1,660,982
Data processing	809,580	809,580	994,353	994,353
Advertising	35,751	35,751	175,502	175,502
Amortization of intangible assets	8,144	8,144	8,144	8,144
Other interest expenses	1,622,224	1,622,224	1,663,952	1,663,952

Total noninterest expense	15,318,441	15,318,441	15,939,193	15,939,193

Loss before income taxes	(10,169,454)	(10,169,454)	(12,698,798)	(12,698,798)
Applicable income tax benefit	(4,167,494)	(4,167,494)	(4,416,777)	(4,416,777)

Net loss	$(6,001,960)	(6,001,960)	(8,282,021)	(8,282,021)

The effects of the restatement for additional disclosures and recalculation of per share information regarding the Company’s net loss available to common shareholders after payment of preferred dividends, by financial statement line item on the interim condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009, are as follows:

	Six Months Ended
	June 30,
	2010		2009
	As reported	As restated	As reported	As restated
Net loss	(6,001,960)	(6,001,960)	(8,282,021)	(8,282,021)
Preferred stock dividends		(1,100,142)		(557,111)

Net loss attributed to common shareholders		(7,102,102)		(8,839,132)

Per share amounts
Basic loss per share	(0.28)	(0.34)	(0.40)	(0.42)
Basic weighted average shares outstanding	21,097,611	21,097,611	20,801,385	20,801,385
Diluted loss per share	(0.28)	(0.34)	(0.40)	(0.42)
Diluted weighted average shares outstanding	21,097,611	21,097,611	20,839,274	20,839,274

The effects of the restatement for additional disclosures regarding other-than-temporary impairment of the Company’s available-for sale securities, by financial statement line item on the interim condensed consolidated statements of comprehensive loss for the six months ended June 30, 2010 and 2009, are as follows:

	2010		2009
	As reported	As restated	As reported	As restated
Net loss	$(6,001,960)	(6,001,960)	(8,282,021)	(8,282,021)

Other comprehensive income before tax:
Net unrealized gains (losses) on available-for-sale securities	4,273,773		446,222
Change in unrealized gains (losses) on available-for-sale securities which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification		(58,136)		(30,284)
Change in unrealized gains (losses) on other securities available-for-sale, net of reclassification		4,331,909		476,506
Reclassification adjustments for:
Available for sale losses (gains) included in net loss	(265,760)	(265,760)	241	241
Writedown of investment securities included in net loss	57,817	57,817	146,078	146,078

Other comprehensive income before tax	4,065,830	4,065,830	592,541	592,541
Income tax related to items of other comprehensive income	1,382,382	1,382,382	201,464	201,464

Other comprehensive income, net of tax	2,683,448	2,683,448	391,077	391,077

Total comprehensive loss	$(3,318,512)	(3,318,512)	(7,890,944)	(7,890,944)

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
Basic and fully diluted loss per common share for the three-month period ended June 30, 2010 were both $(0.19) per share (restated). Basic and fully diluted loss per share for the six-month period ended June 30, 2010 were both $(0.42) (restated).
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

	Real Estate Loan Balances as a Percentage
	of Total Regulatory Capital
	6/30/2010	12/31/2009	6/30/2009
Construction, land development and other land loans	93%	112%	98%
Nonfarm nonresidential:
Owner occupied	136%	112%	73%
Non-owner occupied	341%	340%	303%
1-4 family closed end loans	43%	40%	38%
Multi-family	84%	86%	68%
Other	23%	22%	18%

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
As a result of material weaknesses in our internal controls over financial reporting relating to net losses available to common shareholders after increasing the net loss for preferred dividends paid by the Company, which require an adjustment to the previously reported net loss per share data reported by the Company, and the adequacy of disclosure for other-than-temporary losses on available for sale securities, our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective as of June 30, 2010.
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