Form 10-Q/A
period 2010-09-30
Reliance Bancshares, Inc.
filed 2011-03-16
CIK 1397771

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

EXPLANATORY NOTE — RESTATEMENT
This Amendment No. 1 to Form 10-Q (Amendment No. 1) is being filed by Reliance Bancshares, Inc. (the Company) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the United States Securities and Exchange Commission (SEC) on November 15, 2010 (the Initial Form 10-Q). For purposes of this Quarterly Report on Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Item 1 under Part I of our Initial Form 10-Q has been amended and restated in its entirety. In addition, Item 4 under Part I is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act. Other than the Items outlined above, there are no changes to the Initial Form 10-Q. Except as otherwise specifically noted, all information contained herein is as of September 30, 2010 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q filed on November 15, 2010. We have not amended, and do not intend to amend, any of our other previously filed reports for the periods affected by the restatement. Our previously issued interim condensed consolidated financial statements included in those reports should no longer be relied upon.
This Amendment No. 1 is required due to certain classification errors in the Initial Form 10-Q related to total other-than-temporary impairment losses and the portion of other-than-temporary impairment losses recognized in other comprehensive loss included in the Company’s interim condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.
These restatements had no effect on the Company’s consolidated net loss for the three and nine months ended September 30, 2010 and 2009 or its consolidated stockholders’ equity as of September 30, 2010 and 2009.
For the convenience of the reader, this Quarterly Report sets forth the original filing in its entirety.
For additional information regarding the restatement, see Note 1 to our interim condensed consolidated financial statements appearing elsewhere in this report.
This Amendment No. 1 includes changes in “Item 4 — Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. This restatement of management’s assessment regarding disclosure controls and procedures results from material weaknesses in our internal control over financial reporting relating to the above described restatements. The information required in this restatement adjusts for certain classification errors in the interim condensed consolidated statements of operations and, while these errors had no effect on the Company’s consolidated net loss for the three and nine months ended September 30, 2010 and 2009, and stockholders’ equity as of September 30, 2010 and 2009, such information should have been disclosed in our September 30, 2010 interim condensed consolidated financial statements. The Company has implemented certain changes in our internal controls as of the date of this report to address these material weaknesses, and believe such weaknesses have been remediated. There can be no assurance that our remedial efforts will be effective nor can there be any assurances that the Company will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. See “Item 4 — Controls and Procedures.”

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2010 and 2009
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(restated) 2010	(restated) 2009	(restated) 2010	(restated) 2009
Interest income:
Interest and fees on loans	$13,947,445	16,705,289	44,071,380	51,375,259
Interest on debt securities:
Taxable	1,475,110	1,867,460	4,982,403	5,784,448
Exempt from Federal income taxes	262,589	312,195	863,501	962,426
Interest on short-term investments	2,928	7,076	35,471	29,817

Total interest income	15,688,072	18,892,020	49,952,755	58,151,950

Interest expense:
Interest on deposits	4,514,514	7,835,261	15,769,633	26,017,912
Interest on short-term borrowings	33,792	22,734	90,543	330,272
Interest on long-term Federal Home Loan Bank borrowings	952,131	1,237,276	2,876,132	3,714,910

Total interest expense	5,500,437	9,095,271	18,736,308	30,063,094

Net interest income	10,187,635	9,796,749	31,216,447	28,088,856
Provision for possible loan losses	17,203,000	11,450,000	34,523,000	27,700,000

Net interest income (loss) after provision for possible loan losses	(7,015,365)	(1,653,251)	(3,306,553)	388,856

Noninterest income:
Service charges on deposit accounts	224,675	265,069	684,986	713,587
Net gains on sales of debt securities	21,750	807,172	287,509	806,931
Other noninterest income	875,073	441,357	1,589,178	1,191,369

Total noninterest income	1,121,498	1,513,598	2,561,673	2,711,887

Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	1,426,972	924,671	1,484,789	1,070,748
Portion of other-than-temporary losses recognized in other comprehensive income	(1,134,493)	(750,827)	(1,134,493)	(750,827)

Net impairment loss realized	292,479	173,844	350,296	319,921
Salaries and employee benefits	3,470,862	3,319,920	9,959,814	10,635,621
Other real estate owned expense	2,080,870	2,066,751	4,676,698	3,828,915
Occupancy and equipment expense	1,106,521	1,119,182	3,267,752	3,331,499
FDIC assessment	678,707	675,279	2,217,622	2,336,261
Data processing	437,829	505,299	1,247,409	1,499,653
Advertising	13,345	25,528	49,096	201,030
Amortization of intangible assets	4,072	4,072	12,216	12,216
Other noninterest expenses	835,263	836,886	2,457,485	2,500,838

Total noninterest expense	8,919,948	8,726,761	24,238,388	24,665,954

Loss before applicable income taxes	(14,813,815)	(8,866,414)	(24,983,268)	(21,565,211)
Applicable income tax benefit	(5,960,479)	(3,091,023)	(10,127,972)	(7,507,800)

Net loss	$(8,853,336)	(5,775,391)	(14,855,296)	(14,057,411)

Net loss	$(8,853,336)	(5,775,391)	(14,855,296)	(14,057,411)
Preferred stock dividends	(553,879)	(545,000)	(1,654,022)	(1,102,111)

Net loss available to common shareholders	$(9,407,215)	(6,320,391)	(16,509,318)	(15,159,522)

Per share amounts:
Basic loss per share	$(0.42)	(0.30)	(0.77)	(0.73)
Basic weighted average shares outstanding	22,569,372	20,918,020	21,593,589	20,840,691
Diluted loss per share	$(0.42)	(0.30)	(0.77)	(0.73)
Diluted weighted average shares outstanding	22,569,372	20,918,020	21,593,589	20,862,858
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

Restatement
On March 4, 2011, the Company determined that it needed to restate its previously issued interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 and 2009 and that these previously issued consolidated financial statements should no longer be relied upon, as a result of the identification of certain classification errors in the Company’s interim condensed consolidated financial statements issued for those particular periods.
This Amendment No. 1 is required due to certain classification errors in the Initial Form 10-Q related to total other than temporary impairment losses and the portion of other-than-temporary impairment losses recognized in other comprehensive income included in the Company’s interim condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.
These restatements had no effect on the Company’s consolidated net loss for the three and nine months ended September 30, 2010 and 2009 or its consolidated stockholders’ equity as of September 30, 2010 and 2009.
The effects of the restatement for disclosure errors related to total other than temporary impairment losses and the portion of other-than-temporary impairment losses recognized in other comprehensive income included in the Company’s interim condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended
	September 30,
	2010		2009
	As reported	As restated	As presented	As restated
Noninterest Expense
Other than temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	$78,535	1,426,972	970,749	924,671
Less portion of other-than-temporary impairment losses recognized in other comprehensive income	213,944	(1,134,493)	(796,905)	(750,827)

Net impairment loss realized	292,479	292,479	173,844	173,844
Salaries and employee benefits	3,470,862	3,470,862	3,319,920	3,319,920
Other real estate expense	2,080,870	2,080,870	2,066,751	2,066,751
Occupancy and equipment expense	1,106,521	1,106,521	1,119,182	1,119,182
FDIC assessment	678,707	678,707	675,279	675,279
Data processing	437,829	437,829	505,299	505,299
Advertising	13,345	13,345	25,528	25,528
Amortization of intangible assets	4,072	4,072	4,072	4,072
Other interest expenses	835,263	835,263	836,886	836,886

Total noninterest expense	8,919,948	8,919,948	8,726,761	8,726,761

Loss before income taxes	(14,813,815)	(14,813,815)	(8,866,414)	(8,866,414)
Applicable income tax benefit	(5,960,479)	(5,960,479)	(3,091,023)	(3,091,023)

Net loss	$(8,853,336)	(8,853,336)	(5,775,391)	(5,775,391)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended
	September 30,
	2010		2009
	As reported	As restated	As reported	As restated
Noninterest Expense
Other than temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	$138,360	1,484,789	60,161	1,070,748
Less portion of other-than-temporary impairment losses recognized in other comprehensive income	211,936	(1,134,493)	259,760	(750,827)

Net impairment loss realized	350,296	350,296	319,921	319,921
Salaries and employee benefits	9,959,814	9,959,814	10,635,621	10,635,621
Other real estate expense	4,676,698	4,676,698	3,828,915	3,828,915
Occupancy and equipment expense	3,267,752	3,267,752	3,331,499	3,331,499
FDIC assessment	2,217,622	2,217,622	2,336,261	2,336,261
Data processing	1,247,409	1,247,409	1,499,653	1,499,653
Advertising	49,096	49,096	201,030	201,030
Amortization of intagible assets	12,216	12,216	12,216	12,216
Other interest expenses	2,457,485	2,457,485	2,500,838	2,500,838

Total noninterest expense	24,238,388	24,238,388	24,665,954	24,665,954

Loss before income taxes	(24,983,268)	(24,983,268)	(21,565,211)	(21,565,211)
Applicable income tax benefit	(10,127,972)	(10,127,972)	(7,507,800)	(7,507,800)

Net loss	$(14,855,296)	(14,855,296)	(14,057,411)	(14,057,411)

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
As a result of material weaknesses in our internal controls over financial reporting relating to the disclosure for other-than-temporary losses on available for sale securities, our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective as of September 30, 2010.
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