Form 10-K
period 2010-12-31
Reliance Bancshares, Inc.
filed 2011-03-30
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 00-52588
Reliance Bancshares, Inc.
(Exact name of Registrant as Specified in its Charter)

Missouri	43-1823071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10401 Clayton Road
Frontenac, Missouri	63131
(Address of Principal Executive Offices)	(ZIP Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $28,989,797.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,481,804 shares of common stock outstanding as of March 18, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2011 ANNUAL MEETING OF SHAREHOLDERS TO BE
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO SEC REGULATION 14A ARE INCORPORATED BY REFERENCE IN PART III, ITEMS 10 -14.

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

     The Treasury has invested in the Company through the EESA and CPP. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no additional funds, to the Treasury in connection with the Company’s participation in the CPP. The funds received by the Company are included in the financial data or calculations for this filing.
     The Series A preferred stock accrues a dividend at the rate of 5% per annum for the first five years and 9% thereafter. Dividends are payable quarterly and each share has a liquidation amount of $1,000 and has liquidation rights in pari passu with other preferred stock, which is paid in liquidation prior to Company’s common stock. The Series B preferred stock accrues a dividend at the rate of 9% per annum, payable quarterly, and includes other provisions similar to the Series A preferred stock with liquidation at $1,000 per share. On February 11, 2011, the Company announced that it was suspending dividends on its Series A and Series B preferred stock effective immediately in order to positively manage capital.
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
     On November 10, 2009, the Company authorized 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series C for sale with an offering price of $1,000 per share. The offering was extended to existing shareholders who are accredited investors (as such term is defined in Regulation D of the Securities Act of 1933, as amended) and to other accredited investors to subscribe for and purchase shares of this series. At December 31, 2010, the Company had subscriptions and payments totaling $555,000 for the purchase of 555 shares. The Series C preferred stock accrues a dividend at the rate of 7% per annum, payable quarterly and includes a liquidation preference of $1,000 per share. On February 11, 2011, the Company announced that it was suspending dividends on its Series C preferred stock effective immediately in order to positively manage capital.
Regulatory Agreements
     The Company and the Banks have entered into a certain Agreement and memoranda of understanding (“MOU”) with regulatory authorities as listed below. The Agreement and MOUs are informal administrative agreements pursuant to which the Company and the Banks have agreed to take various actions and comply with certain requirements to facilitate improvement in financial condition.
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
     On February 14, 2011, Reliance Bank’s Board of Directors entered into a Consent Order (the Consent Order) with the FDIC to (a) develop a written management plan to have and retain qualified management; (b) charge off adversely classified assets identified during the FDIC’s September 20, 2010 examination of Reliance Bank; (c) develop a written plan to reduce Reliance Bank’s risk exposure in each asset in excess of $2,000,000 classified as substandard or doubtful in the FDIC’s Report of Examination for its September 20, 2010 examination; (d) not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit or obligation with Reliance Bank that has been, in whole or in part, charged off or adversely classified as substandard or doubtful in the FDIC’s Report of Examination, unless the denial of additional credit would be detrimental to Reliance Bank, as determined by the Bank’s Board of Directors; (e) develop a written plan for systematically reducing and monitoring the Bank’s concentrations of credit as listed in the FDIC’s Report of Examination, to an amount that is commensurate with Reliance Bank’s business strategy, management expertise, size, and location; (f) review and maintain an adequate reserve for loan losses on a quarterly basis; (g) maintain minimum capital ratios of an 8% Tier 1 leverage capital ratio and 12% Total risk-based capital ratio; (h) not increase salaries or pay bonuses for any executive officer, pay management fees, or declare or pay any dividends; (i) review the liquidity, contingent funding, and interest rate risk policies and plans and develop or amend such policies and plans to address how the Bank will increase its liquid assets and reduce its reliance on volatile liabilities for liquidity purposes; (j) not accept, increase, renew, or rollover any brokered deposits; (k) develop a written three-year business/strategic plan and one-year profit and budget plan; (l) eliminate and/or correct any violations of laws, rules, and regulations identified in the FDIC’s Report of Examination; and (m) provide periodic progress reports on the above matters to the FDIC.
     The Agreement, MOUs and Consent Order will remain in effect until modified or terminated by the applicable regulatory authority. We do not expect the actions called for by the Agreement and MOUs to change our business strategy in any material respect, although they may have the effect of limiting or delaying our ability or plans to expand. Management has taken various actions to comply with the Agreement, MOUs and Consent Order and will diligently endeavor to take all actions necessary for compliance.
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
     Reliance Bank, FSB’s original strategy was to expand in Lee County and Collier County, in southwest Florida, as these areas have experienced high growth rates in recent years. However, with the unprecedented downturn in the economy, specifically in the Southwest Florida real estate market, Reliance Bank, FSB has amended its strategy and did not establish any new branches while the economy is recovering. Reliance Bank, FSB plans to work within the community to build stronger customer relationships, deposit growth and loan production.
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
     Many of the larger banks have established specialized units, which target private businesses and high net worth individuals. Also, the St. Louis market has recently experienced an increase in de novo (i.e., new start-up) banks that have opened within the past five years.
     Reliance Bank and Reliance Bank, FSB have both grown rapidly with aggressive branching in both markets. Because of the Company’s continued use of earnings for this expansion, we have not historically issued dividends on common stock and do not anticipate doing so in the foreseeable future. We have also recently suspended the dividends on our outstanding classes of preferred stock. The Company has incurred significant expenses due to its aggressive organic growth plan. This increased expense has negatively impacted our short term earnings per share. Both Reliance Bank and Reliance Bank, FSB are comfortable with the amount of branches they have established in both areas and therefore, did not expand in 2010.

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

     Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations that create a system of risk-based assessments. Under the regulations, there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with the highest regulatory composite ratings are placed in Risk Category I, while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and composite ratings. Currently, Reliance Bank, FSB is ranked as Risk Category I and Reliance Bank is ranked as Risk Category II. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter, at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets, such as the Bank, and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
     As of September 30, 2008, the reserve ratio of the deposit insurance fund fell to 0.76%. On October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC extended this time to seven years) and proposed rules increasing the assessment rate for deposit insurance and making adjustments to the assessment system. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment will range between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 12 and 14 basis points and the lowest rated institutions, those in Risk Category IV, will pay premiums of 50 basis points. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. Beginning April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate will be between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate will be 45 basis points. The final rule modifies the means to determine a Risk Category I institution’s initial base assessment rate. It also provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate was between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate was between 40 and 77.5 basis points.
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
     On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30,

2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee expired on June 30, 2010. Participating institutions were assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage. Reliance Bank and Reliance Bank, FSB elected to participate in this Program.
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
     Beginning with the second quarter of 2011, as mandated by the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC will use to calculate assessment premiums will be a bank’s average assets minus average tangible equity. As the asset base of the banking industry is larger thatn the deposit base, the range of assessment rates will change to a low of 2.5 basis points through a high of 45 basis points, per $100 of assets; however, the dollar amount of total actual premiums is expected to be roughly the same.
     The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas begin in the second quarter of 2011, but do not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.
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
Recent Legislation Affecting the Financial Services Industry
The Dodd-Frank Act, which became law in July 2010, significantly changes regulation of financial institutions and the financial services industry, including: creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing certain trust preferred securities from qualifying as Tier 1 capital (subject to certain grandfather provisions for trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing corporate governance changes. Many aspects of the Dodd-Frank

Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including the Company, at this time.
It is difficult to predict at this time the specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
Employees
     As of December 31, 2010, we had approximately 212 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.
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
     We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 36 months. The volatility and disruption we have experienced are ongoing. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.
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
     The FDIC expects a higher ratio of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio. As discussed above, the FDIC has developed a restoration plan that uniformly increases assessments by 7 basis points (annualized) effective January 1, 2009. Effective April 1, 2009, the plan also has made changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. Even though we fully paid FDIC deposit insurance for the year 2009, as well as prepaying for the years 2010, 2011, and 2012, there is no guarantee the FDIC will not implement further increases during these three years, even though prepaid. If these assessments increase significantly it could adversely affect our earnings.
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
     We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
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
     At December 31, 2010, our reserve for possible loan losses as a percentage of total loans was 3.84%. Federal and state regulators, as an integral part of their examination process, periodically review our reserve for possible loan losses and may require us to increase our reserve for possible loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our reserve for possible loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
     Our future success and profitability is substantially dependent upon the management and banking abilities of our executive management team. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified senior and middle management. We are especially dependent on a limited number of key management personnel, none of whom has an employment agreement with us, except for our Chairman, our Chief Executive Officer and our Executive Vice President. The loss of the Chairman, the Chief Executive Officer, Executive Vice President or other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

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
     Our controls and procedures may fail or be circumvented.
     Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
     We continually encounter technological change.
     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
     We are subject to credit risk.
     When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans and lending commitments, and assets held for sale. The credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.

     Changes in interest rates could adversely affect profitability.
     The Company may be unable to manage interest rate risk that could reduce its net interest income. Like other financial institutions, the Company’s results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. The Company cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. While the Company continually takes measures intended to manage the risks from changes in market interest rates, changes in interest rates can still have a material adverse effect on the Company’s profitability. For example, upward fluctuations in interest rates in the credit market may force the Company to either pay higher rates on its deposits or risk losing such deposits to other investments. At the same time, the Company may have loaned funds to customers at long-term fixed rates and thus would not be able to correspondingly increase its interest income. Conversely, during periods of decreasing interest rates, customers with higher rate long term fixed rate loans may seek to refinance their loans, thereby decreasing the Company’s interest income.
     ITEM 1b. Unresolved Staff Comments
     None.
     Item 2. Properties
     Our executive offices are located at 10401 Clayton Road, Frontenac, Missouri, 63131. As of December 31, 2010, the Company’s subsidiary, Reliance Bank, had a total of twenty banking locations in Missouri and Illinois. Reliance Bank owns nineteen of the bank branch buildings, as well as the underlying real property on fourteen of them. One branch operates in a leased building, and the remaining five branch buildings, although owned, are subject to ground leases that expire between 2015 and 2026 and include one or more renewal options.
     As of December 31, 2010, the Company’s subsidiary, Reliance Bank, FSB, had three locations in Florida. Reliance Bank, FSB leases one of these locations, and owns the other two.
     As of December 31, 2010, the Company’s subsidiary, Reliance Loan Center in Phoenix, Arizona had one leased location.
     As of December 31, 2010, the Company’s subsidiary, Reliance Loan Center in Houston, Texas had one leased location.
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
     Item 4. (Removed and Reserved)
PART II
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

     The high and low price per share paid for the Common Stock as determined by reference to offering prices of the Common Stock during the previous two fiscal years are reflected in the following table:

	High	Low
2010
First Quarter	$3.40	$2.25
Second Quarter	$2.75	$2.10
Third Quarter	$2.75	$2.10
Fourth Quarter	$2.74	$1.43
2009
First Quarter	$4.90	$3.00
Second Quarter	$4.50	$3.25
Third Quarter	$3.65	$2.65
Fourth Quarter	$3.50	$2.00
As of March 18, 2011 there were approximately 747 holders of our Common Stock.
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
     The following graph compares the Company’s cumulative stockholder return on its common stock from June 26, 2007 through December 31, 2010, the measurement period. The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index on June 26, 2007 and reinvestment of all quarterly dividends. The investment is measured as of the fiscal year end. While there are no assurances, the Company believes that this trend will reverse as the economy improves.

Stock Performance Graph

	Period
	Ending
Index	06/26/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10
Reliance Bancshares, Inc.	100.00	93.33	62.22	45.24	28.89	20.44	20.89	14.31
NASDAQ Composite	100.00	102.21	88.74	61.35	71.76	89.17	83.27	105.35
SNL $1B-$5B Bank Index	100.00	84.90	66.04	70.42	51.72	50.48	53.04	57.22
     Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2010, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2010:

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

Recent Sales of Unregistered Equity Securities
The Company sold 1,400,517 shares of the Company’s common stock at the offering price of $3.00 per share at various times during the year ended 2010. This represented an aggregate offering price of $4,201,551. This offering was extended to accredited investors (as such term is defined in Regulation D under the Securities Act of 1933, as amended), and was intended to qualify for exemption from registration pursuant to Rule 506 of Regulation D.
In addition, at various times during 2010 the Company sold 250 shares of our Series C Preferred Stock for an aggregate consideration of $250,000.00. These shares were not registered and were sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. selected financial data
     The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2010. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the
	Years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statements of income:
Total interest income	$64,146	$76,589	$78,209	$63,687	$47,961
Total interest expense	23,637	39,005	41,715	37,609	26,227

Net interest income	40,509	37,584	36,494	26,078	21,734
Provision for possible loan losses	41,492	53,450	11,148	3,187	2,200

Net interest income after provision for possible loan losses	(983)	(15,866)	25,346	22,891	19,534
Total noninterest income	3,507	3,925	2,683	1,976	1,310
Total noninterest expense	39,741	34,046	29,428	22,290	16,605

Income (loss) before income taxes	(37,217)	(45,987)	(1,399)	2,577	4,239
Income tax expense (benefit)	11,312	(16,630)	(1,080)	462	1,223

Net income (loss)	$(48,529)	$(29,357)	$(319)	$2,115	$3,016

Common share data:
Basic net income (loss) per share	$(2.32)	$(1.49)	$(0.02)	$0.10	$0.16
Diluted net income (loss) per share	(2.32)	(1.49)	(0.02)	0.10	0.15
Dividends declared per share	—	—	—	—	—
Book value per common share	2.74	5.12	6.73	6.76	6.31
Tangible book value per common share	2.69	5.06	6.67	6.70	6.24
Weighted average shares-basic	21,868	20,864	20,670	20,343	18,685
Weighted average shares-diluted	21,868	20,881	21,063	21,337	19,548
Shares outstanding-end of period	22,482	20,972	20,771	20,682	19,571
Period-end balances:
Loans, net	$932,988	$1,107,998	$1,238,707	$901,842	$660,318
Investment securities	241,599	284,120	193,888	158,042	188,369
Total assets	1,296,025	1,536,708	1,573,989	1,136,152	900,799
Deposits	1,080,159	1,266,060	1,228,047	834,576	678,597
Short-term borrowings	15,178	12,697	63,919	88,325	70,463
Long-term borrowings	93,000	104,000	136,000	68,000	24,300
Stockholders’ equity	104,247	149,669	139,609	139,891	123,497

Average balances:
Loans	$1,066,142	$1,213,937	$1,115,216	$770,523	$546,122
Investment securities	239,910	254,116	168,289	174,052	200,286
Total assets	1,422,470	1,569,548	1,366,110	1,006,628	786,014
Deposits	1,153,078	1,238,968	1,006,763	777,450	629,588
Short-term borrowings	19,701	22,477	88,749	49,179	26,475
Long-term borrowings	98,297	131,039	125,118	39,646	15,881
Stockholders’ equity	145,683	169,792	138,394	134,548	109,940

Selected ratios:
Net yield on earning assets	3.08%	2.55%	2.88%	2.79%	2.94%
Return on average total assets	(3.41)%	(1.87)%	(0.02)%	0.21%	0.38%
Return on average stockholders’ equity	(33.31)%	(17.29)%	(0.23)%	1.57%	2.74%
Average stockholders’ equity as a percent of average total assets	10.24%	10.82%	10.13%	13.37%	13.99%
Nonperforming loans as a percent of loans at year-end	17.63%	6.32%	2.78%	1.95%	0.77%
Reserve for possible loan losses as a percent of loans at year-end	3.84%	2.83%	1.14%	1.06%	1.06%

Note:	All share and per share information has been retroactively restated for a two-for-one stock split and concurrent reduction in par value of $0.50 to $0.25, effective December 29, 2006.

Item 7.	Management’s discussion and analysis of financial condition and results of operations
     The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for each of the years in the three-year period ended December 31, 2010. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with “Selected Financial Data,” the Company’s consolidated financial statements and the notes thereto and other financial data appearing elsewhere herein.
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
Overview
     The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 23 locations of its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). Since its opening in 1999 through December 31, 2010, Reliance Bank has established a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPOs”) in Houston, Texas and Phoenix, Arizona, and has total assets, loans and deposits of $1.2 billion, $920 million, and $1 billion, respectively, at December 31, 2010.
     On January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida. Since its opening in 2006 through December 31, 2010, Reliance Bank, FSB has established three branch locations in southwestern Florida and has total assets, loans, and deposits of $85.3 million, $50.1 million, and $76.5 million, respectively, at December 31, 2010.
     The St. Louis metropolitan, southwestern Florida, Houston and Phoenix markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
Executive Summary of Results of Operations and Financial Condition
     The Company’s consolidated net loss for the years ended December 31, 2010, 2009, and 2008 totaled $48,528,489, $29,357,361, and $319,230, respectively. The December 31, 2010 loss includes a $26.1 million charge to establish a valuation allowance for deferred tax assets (see Results of Operations for detail discussion). The Company’s financial results were driven largely by stresses related to the commercial real estate sector in the Florida and St. Louis metropolitan markets.
Provision and Asset Quality
     Credit costs continued to weigh heavily on 2010 earnings, as the Company recorded $41.5 million in provision for loan losses, largely related to asset quality deterioration in the Company’s land development, construction and commercial real estate portfolios. Provision for loan losses for 2009 was $53.5 million. The Company experienced an increase in non-performing loans due to the current economic environment. Non-performing loans as of December 31, 2010 totaled $171.1 million, compared with $72.1 million as of December 31, 2009. Net charge-offs during 2010 and 2009 were $36.4 million and $35.5, respectively.

     Management remains focused on improving credit quality and as a result of continued economic strains has implemented rigorous problem credit action plans. During 2010, the Company has added personnel to address asset quality issues and dispose of non-performing assets.
Improved Net Interest Margin
     2010 net interest margin grew by 7.8% over the same period in 2009, driven by a 39.4% drop in 2010 interest expense compared to 2009. The composition of the Company’s funding sources has shifted to lower cost transaction and savings accounts and away from higher cost time deposits. For the year ended December 31, 2010, average balances of transaction and savings accounts increased to 48.4% of total funding sources in 2010 as compared to 35.5% during 2009. Also, for the year ended December 31, 2010, average balances of time deposits decreased to 42.3% of total funding sources in 2010 as compared to 53.5% during the same period in 2009.
     These increases in lower cost deposits helped reduce the Company’s cost of funds to 1.96% from 2.93% for the year ended December 31, 2010 and 2009, respectively. Management has placed increased focus on growing low cost core transaction deposits, by concentrating on overall customer deposit relationships, allowing for a reduction in total deposit pricing and increased customer retention.
     Following are certain percentages generally followed in the banking industry:

	As of and for the
	Years Ended December 31,
	2010	2009	2008
Percentage of net income (loss) to:
Average total assets	(3.41)%	(1.87)%	(0.02)%
Average stockholders’ equity	(33.31)%	(17.29)%	(0.23)%
Percentage of common dividends declared to net income per common share	—	—	—
Percentage of average stockholders’ equity to average total assets	10.24%	10.82%	10.13%
Critical Accounting Policies
     The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they are likely to change over time or prove to be different than actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements for the years ended December 31, 2010, 2009, and 2008 included elsewhere herein.
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
     Deferred Tax Assets
     The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are recognized subject to management’s judgment based upon available evidence that realization is more likely than not. In the event that management determines the Company would not be able to realize all or part of net deferred tax assets in the future, deferred tax assets are reduced by a deferred tax asset valuation allowance, which results from a direct charge to income tax expense in the period that such determination is made. Likewise, the Company would reverse the valuation allowance when realization of the deferred tax asset is expected and decrease income tax expense, accordingly.
Results of Operations for the Three-Year Period Ended December 31, 2010
     Net Interest Income
     The Company’s net interest income increased by $2,924,853 (7.78%) to $40,509,237 for the year ended December 31, 2010 from the $37,584,384 earned for the year ended December 31, 2009, which was an increase of $1,090,445 (2.99%) from the $36,493,939 earned in 2008. The Company’s net interest margin for the years ended December 31, 2010, 2009, and 2008 was 3.08%, 2.55%, and 2.88%, respectively. The increase in margin percentage from 2009 is primarily attributed to lower cost of funds on the Company’s retail deposit products with a shift in funding composition toward lower cost deposit products. The Company’s average rate on interest-bearing liabilities for the years ended December 31, 2010 and 2009 were 1.96% and 2.93%, respectively. These gains were partially offset by a decrease in yield on loans due to an increase in non-performing loans. The Company’s average yield on loans for the years ended December 31, 2010 and 2009 were 5.33% and 5.57%, respectively.
     Average earning assets for 2010 decreased $163,703,339 (10.95%) to $1,330,650,715 from the level of $1,494,354,054 for 2009. Average earning assets for 2009 increased $203,514,070 (15.77%) from the level of $1,290,839,984 for 2008. A significant portion of the decline from 2009 can be attributed to the decrease in outstanding loan balances. Total average loans declined $147,794,178 (12.17%) in 2010 to $1,066,142,431 from the level of $1,213,936,609 for 2009, which was an increase of $98,720,183 (8.85%) from the level of $1,115,216,426 for 2008. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets and a redirection away from commercial real estate, which, in the near term, will reduce loan balances.
     Total average investment securities for 2010 decreased $14,205,751 (5.59%) to $239,910,442 from the level of $254,116,193 for 2009, which was a decrease of $85,827,133 (51.00%) from the level of $168,289,060 for 2008. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over FDIC insurance limits, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $150,544,000, $160,923,000, and $180,767,000 at December 31, 2010, 2009, and 2008, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $9,118,574 as additional collateral to secure public funds at December 31, 2010.
     Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the years ended December 31, 2010, 2009, and 2008 were $24,597,842, $26,301,252, and $7,334,498 respectively.

     A key factor in increasing the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category. However, average loans as a percentage of average earning assets were 80.12% for 2010, which was a 111 basis point decrease under the 81.23% percentage achieved in 2009, which was a 516 basis point decrease under the 86.39% percentage achieved in 2008. This decline resulted from the depressed economic environment in the Banks’ market areas, resulting in fewer lending opportunities for the Banks. The average loan balances include nonperforming loans, which do not add any interest and reduce the overall loan yields disclosed. Total nonperforming loans at December 31, 2010, 2009, and 2008 were $171,089,003, $72,077,434, and $34,896,410, respectively.
     Total average interest-bearing deposits for 2010 decreased $87,644,019 (7.45%) to $1,089,127,193 from the level of $1,176,771,212 for 2009, which was an increase of $226,232,142 (23.80%) from the level of $950,539,070 for 2008. As discussed in the following paragraphs, while the overall balance has declined, the mix of deposit balances has moved away from the higher cost time deposits to savings and transaction accounts. With the decline in loan demand and low rates available on investments, the Banks have not needed as much in deposits.
     The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers and a short term note payable obtained in 2008 by the Company in the amount of $7,000,000, and repaid in 2009. The average balances of such borrowings for the years ended December 31, 2010, 2009, and 2008 totaled $19,701,175, $22,476,551, and $88,748,506, respectively. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.
     The Company has used longer-term advances from the Federal Home Loan Banks to match with longer-term fixed rate assets. During the three-year period ended December 31, 2010, average longer-term borrowings were $98,296,595, $131,038,979, and $125,117,708, for 2010, 2009, and 2008, respectively.
     The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as total funding sources):

	2010	2009	2008
Average deposits:
Noninterest-bearing	5.03%	4.47%	4.61%

Interest-bearing:
Transaction accounts	18.01	12.11	13.29
Savings	25.40	18.88	4.30
Time deposits of $100,000 or more	17.25	22.58	27.85
Other time deposits	25.03	30.94	32.43

Total average interest-bearing deposits	85.69	84.51	77.87

Total average deposits	90.72	88.98	82.48

Short-term borrowings	1.55	1.61	7.27
Longer-term advances from Federal Home Loan Banks	7.73	9.41	10.25

	100.00%	100.00%	100.00%

     The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest-bearing transaction accounts. Through deposit campaigns, the Company increased its percentage of average savings accounts to 25.40% of total average funding sources for the year ended December 31, 2010, compared to 18.88% and 4.30% for the years ended December 31, 2009 and 2008, respectively. Also, average interest-bearing transaction accounts increased to 18.01% of total average funding sources for the year ended December 31, 2010, from 12.11% and 13.29% for the years ended December 31, 2009 and 2008, respectively. This shift in deposits was also helped by an extremely low interest rate environment, in which customers are less willing to roll over maturing certificates of deposit to longer term instruments at the present low rates.

     The increases in lower cost deposits, coupled with maturities of higher rate certificates of deposit, helped reduce the rates paid on total interest-bearing liabilities. Average rates on interest bearing liabilities were 1.96%, 2.93%, and 3.58% for the years ended December 31, 2010, 2009 and 2008, respectively. Given the low rate of interest rates for all deposits, customers are more willing to maintain their accounts in lower-yielding savings accounts, with the expectation that rates will eventually increase, rather than locking up their funds in lower-yielding time deposits for any length of time.
     The Company was also able to reduce the percentage of longer-term advances and higher cost certificates of deposit. Average balances for time deposits were 42.28%, 53.52%, and 60.28% for the years ended December 31, 2010, 2009 and 2008, respectively. Certificates of deposit have a lagging effect with interest rate changes, as most certificates of deposit have longer maturities at fixed rates. Depositors are also less likely to lock into the current low interest rates for an extended period of time with certificates of deposit.
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

	Year Ended December 31, 2010
	Average	Percent of	Interest Income/	Average Yield/
	Balance	Total Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,066,142,431	74.95%	$56,775,455	5.33%
Investment securities:
Taxable	213,684,481	15.02	6,265,165	2.93
Exempt from Federal income taxes (3)	26,225,961	1.84	1,546,174	5.90
Short-term investments	24,597,842	1.73	45,532	0.19

Total earning assets	1,330,650,715	93.54	64,632,326	4.86

Nonearning assets:
Cash and due from banks	5,343,320	0.38
Reserve for possible loan losses	(36,756,476)	(2.58)
Premises and equipment	41,269,332	2.90
Other assets	79,456,080	5.58
Available-for-sale investment market valuation	2,507,029	0.18

Total nonearning assets	91,819,285	6.46

Total assets	$1,422,470,000	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$228,869,803	16.09%	1,971,283	0.86%
Savings	322,853,791	22.70	3,647,678	1.13
Time deposits of $100,000 or more	219,314,957	15.42	5,387,309	2.46
Other time deposits	318,088,642	22.36	8,739,062	2.75

Total interest-bearing deposits	1,089,127,193	76.57	19,745,332	1.81
Long-term borrowings	98,296,595	6.91	3,770,894	3.84
Short-term borrowings	19,701,175	1.38	120,260	0.61

Total interest-bearing liabilities	1,207,124,963	84.86	23,636,486	1.96

Noninterest-bearing deposits	63,951,012	4.50
Other liabilities	5,711,362	0.40

Total liabilities	1,276,787,337	89.76
STOCKHOLDERS’ EQUITY	145,682,663	10.24

Total liabilities and stockholders’ equity	$1,422,470,000	100.00%

Net interest income			$40,995,840

Net yield on earning assets				3.08%

	Year Ended December 31, 2009
	Average	Percent of	Interest Income/	Average Yield/
	Balance	Total Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,213,936,609	77.34%	$67,651,598	5.57%
Investment securities:
Taxable	223,321,399	14.23	7,638,510	3.42
Exempt from Federal income taxes (3)	30,794,794	1.96	1,769,507	5.75
Short-term investments	26,301,252	1.68	49,305	0.19

Total earning assets	1,494,354,054	95.21	77,108,920	5.16

Nonearning assets:
Cash and due from banks	5,235,533	0.33
Reserve for possible loan losses	(18,699,687)	(1.19)
Premises and equipment	43,287,455	2.76
Other assets	44,151,042	2.81
Available-for-sale investment market valuation	1,219,514	0.08

Total nonearning assets	75,193,857	4.79

Total assets	$1,569,547,911	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$168,582,912	10.74%	2,084,080	1.24%
Savings	262,920,235	16.75	7,369,936	2.80
Time deposits of $100,000 or more	314,461,095	20.04	9,707,845	3.09
Other time deposits	430,806,970	27.45	14,439,151	3.35

Total interest-bearing deposits	1,176,771,212	74.98	33,601,012	2.86
Long-term borrowings	131,038,979	8.35	5,047,542	3.85
Short-term borrowings	22,476,551	1.43	356,258	1.59

Total interest-bearing liabilities	1,330,286,742	84.76	39,004,812	2.93

Noninterest-bearing deposits	62,196,559	3.96
Other liabilities	7,272,672	0.46

Total liabilities	1,399,755,973	89.18
STOCKHOLDERS’ EQUITY	169,791,938	10.82

Total liabilities and stockholders’ equity	$1,569,547,911	100.00%

Net interest income			$38,104,108

Net yield on earning assets				2.55%

	Year Ended December 31, 2008
	Average	Percent of	Interest Income/	Average Yield/
	Balance	Total Assets	Expense	Rate
ASSETS
Loans (1) (2) (3)	$1,115,216,426	81.63%	$70,359,648	6.31%
Investment securities:
Taxable	131,062,979	9.59	6,159,384	4.70
Exempt from Federal income taxes (3)	37,226,081	2.72	2,149,879	5.78
Short-term investments	7,334,498	0.55	188,793	2.57

Total earning assets	1,290,839,984	94.49	78,857,704	6.11

Nonearning assets:
Cash and due from banks	14,090,695	1.03
Reserve for possible loan losses	(11,776,516)	(0.86)
Premises and equipment	44,063,019	3.23
Other assets	29,508,579	2.16
Available-for-sale investment market valuation	(615,955)	(0.05)

Total nonearning assets	75,269,822	5.51

Total assets	$1,366,109,806	100.00%

LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$162,299,967	11.88%	3,787,690	2.33%
Savings	52,455,044	3.84	942,446	1.80
Time deposits of $100,000 or more	339,942,549	24.88	13,668,035	4.02
Other time deposits	395,841,510	28.98	16,252,548	4.11

Total interest-bearing deposits	950,539,070	69.58	34,650,719	3.65
Long-term borrowings	125,117,708	9.16	4,774,541	3.82
Short-term borrowings	88,748,506	6.49	2,290,008	2.58

Total interest-bearing liabilities	1,164,405,284	85.23	41,715,268	3.58

Noninterest-bearing deposits	56,223,479	4.12
Other liabilities	7,087,530	0.52

Total liabilities	1,227,716,293	89.87
STOCKHOLDERS’ EQUITY	138,393,513	10.13

Total liabilities and stockholders’ equity	$1,366,109,806	100.00%

Net interest income			$37,142,436

Net yield on earning assets				2.88%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to the Company’s consolidated financial statements.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

(3)	Interest yields are presented on a tax-equivalent basis. Nontaxable income has been adjusted upward by the amount of Federal income tax that would have been paid if the income had been taxed at a rate of 34%, adjusted downward by the disallowance of the interest cost to carry nontaxable loans and securities.

     The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

			Amount of Increase (Decrease)
	Change From 2009 to 2010 Due to			Change From 2008 to 2009 Due to
		Yield/			Yield/
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total
Interest income:
Loans	$(8,033,127)	$(2,843,016)	$(10,876,143)	$5,934,729	$(8,642,779)	$(2,708,050)
Investment securities:
Taxable	(317,890)	(1,055,455)	(1,373,345)	3,485,743	(2,006,617)	1,479,126
Exempt from Federal income taxes	(268,506)	45,173	(223,333)	(369,278)	(11,094)	(380,372)
Short-term investments	(3,773)	—	(3,773)	154,357	(293,845)	(139,488)

Total interest income	(8,623,296)	(3,853,298)	(12,476,594)	9,205,551	(10,954,335)	(1,748,784)

Interest expense:
Interest bearing transaction accounts	629,224	(742,021)	(112,797)	140,207	(1,843,817)	(1,703,610)
Savings accounts	1,398,963	(5,121,221)	(3,722,258)	5,645,760	781,730	6,427,490
Time deposits of $100,000 or more	(2,581,210)	(1,739,326)	(4,320,536)	(969,138)	(2,991,052)	(3,960,190)
Other time deposits	(3,383,779)	(2,316,310)	(5,700,089)	1,358,823	(3,172,220)	(1,813,397)

Total deposits	(3,936,802)	(9,918,878)	(13,855,680)	6,175,652	(7,225,359)	(1,049,707)
Short-term borrowings	(39,388)	(196,610)	(235,998)	(1,277,362)	(656,388)	(1,933,750)
Long -term borrowings	(1,263,514)	(13,134)	(1,276,648)	234,146	38,855	273,001

Total interest expense	(5,239,704)	(10,128,622)	(15,368,326)	5,132,436	(7,842,892)	(2,710,456)

Net interest income	$(3,383,592)	$6,275,324	$2,891,732	$4,073,115	$(3,111,443)	$961,672

(1)	Change in volume multiplied by yield/rate of prior year.

(2)	Change in yield/rate multiplied by volume of prior year.
NOTE:	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
     Provision for Possible Loan Losses
     The provision for possible loan losses charged to earnings for the years ended December 31, 2010, 2009, and 2008 totaled $41,491,947, $53,450,000, and $11,148,000, respectively. During this same time period, the Company incurred net charge-offs of $36,412,441 in 2010, $35,534,253 in 2009, and $6,527,189 in 2008. At December 31, 2010, 2009, and 2008, the reserve for possible loan losses as a percentage of net outstanding loans was 3.84, 2.83%, and 1.14%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 21.80%, 44.70%, and 41.00% at December 31, 2010, 2009, and 2008, respectively. The continued significant decline of the real estate market has resulted in an increase in the level of non-performing loans and a required higher provision for loan losses during 2010. Even though problem loans have increased in 2010, the majority of the increase has been loans originated outside the Florida market and loss exposure outside of Florida has been much less severe for Reliance. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
     Noninterest Income
     Total noninterest income for the year ended December 31, 2010 excluding security sale gains and losses, increased $640,602 (24.84%) to $3,219,119 from the $2,578,517 earned for the year ended December 31, 2009, which had increased $217,095 (9.19%) over the $2,361,422 earned for the year ended December 31, 2008. The Company recognized a gain during 2010 of $244,369 on the sale of approximately $4.0 million of loans guaranteed by the Small Business Administration. Other real estate income increased $368,964 (172.44%) to $582,934 from the $213,970 earned for the year ended December 31, 2009, as the increased level of properties owned provided more rental income opportunities.

     The Company recorded net security sale gains of $287,509 in 2010, compared with net security sale gains of $1,346,565 and $321,113 in 2009 and 2008, respectively. From time to time, the Company will sell certain of its available-for-sale investment securities for short-term liquidity purposes or longer-term asset/liability management reasons. See further discussion below in the section entitled “Liquidity and Rate Sensitivity Management.”
     Noninterest Expense
     Noninterest expense increased $5,694,345 (16.73%) for the year ended December 31, 2010 to $39,740,734 from the $34,046,389 incurred for the year ended December 31, 2009, which was a $4,618,799 (15.70%) increase over the $29,427,590 of noninterest expenses incurred for the year ended December 31, 2008. Savings achieved by the Company’s cost reduction efforts were more than offset by the increase in costs of other real estate owned and insurance assessments from the FDIC.
     Total personnel costs decreased $265,808 (1.92%) in 2010 to $13,601,820 from the $13,867,628 of personnel costs incurred in 2009, which was a decrease of $2,047,462 (12.86%) from the $15,915,090 of personnel costs incurred in 2008. During 2009, the Company implemented a plan to reduce operating costs, which included a reduction in staffing levels, and a reduction in certain benefits.
     Other real estate expense increased significantly in 2010 to $13,147,525, which was an increase of $6,984,212 (113.32%) over the $6,163,313 of other real estate expenses incurred in 2009, which had increased by $4,580,715 (289.44%) from the $1,582,598 incurred in 2008. Approximately $3.4 million of the 2010 expense amount relates to the transfer of four parcels of land from land and construction in process to other real estate owned, with the balance written down to their appraised values. The parcels were originally purchased for future expansion; however, the Company determined that it would not be constructing branches on those sites in the foreseeable future. Total other real estate owned net losses and write-downs for 2010 were $10,902,221, as the continued decline in the real estate markets has necessitated such write-downs.
     Total occupancy and equipment expenses decreased $41,531 (0.98%) to $4,215,238 in 2010 from the $4,256,769 incurred in 2009, which had decreased $246,356 (5.47%) from the $4,503,125 incurred in 2008. Certain assets became fully depreciated and a temporary facility was closed in 2009, which reduced the Company’s depreciation expense charged to this category.
     The Company’s FDIC assessment has increased significantly during the three year period ended December 31, 2010. This assessment increased $114,217 (4.16%) in 2010 to $2,859,649, from the $2,745,432 paid in 2009, which was an increase of $1,833,339 (201.00%) from the $912,093 paid in 2008. During 2009, the FDIC imposed a special assessment, which was levied on all banks, varying based on size, to replenish the FDIC’s insurance fund.
     Total data processing expenses for 2010 decreased $287,802 (14.76%) to $1,662,425, from the $1,950,227 incurred in 2009, which had increased $69,259 (3.68%) from the $1,880,968 incurred in 2008. The decrease from 2009 to 2010 was due to cost reduction efforts.
Income Taxes
     Applicable income tax expenses (benefits) totaled $11,311,673 for the year ended December 31, 2010, compared with $(16,629,562) and $(1,079,886) for the years ended December 31, 2009 and 2008, respectively. The Company is required to provide a valuation reserve on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company had not established a valuation reserve at December 31, 2009 or 2008 due to management’s belief and analysis that future income levels would be sufficient to realize the net deferred tax assets recorded. In 2010, the Company received a total of $1,951,677 for the carryback of net operating losses for tax reporting purposes of prior years. At December 31, 2010, the Company has established deferred tax assets of $13,609,596 for net operating loss carryforwards for tax reporting purposes totaling $38,561,563 which will expire beginning in 2029, if unused. The Company has also established deferred tax assets for operating loss carry forwards for Florida state income tax reporting purposes totaling $1,084,856 for losses incurred by Reliance Bank, F.S.B. Such operating losses totaled $19,724,646 at December 31, 2010, and will begin to expire, if unused by 2023.

Given the Company’s losses that have occurred through 2010, the Company has established a valuation reserve of $26,076,828 for its deferred tax assets.
Financial Condition
     Total assets of the Company declined $240,682,320 (15.66%) to $1,296,025,264 at December 31, 2010, from $1,536,707,584 at December 31, 2009, which had decreased $37,281,634 (2.37%) in 2007 from $1,573,989,218 at December 31, 2008. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
     Total deposits of the Company declined $185,900,981 (14.68%) to $1,080,159,216 at December 31, 2010, from $1,266,060,197 at December 31, 2009, which had increased $38,012,898 (3.10%) from $1,228,047,299 at December 31, 2008. The overall decline is consistent with the decline in total assets as less funding is required. However, the Company has achieved increased average growth in interest-bearing transaction and savings accounts with a corresponding reduction in certificates of deposit. See the “Results of Operations” section of the report for additional discussion of changes in deposit composition.
     Total short-term borrowings of the Company grew $2,480,923 (19.54%) to $15,177,855 at December 31, 2010, from $12,696,932 at December 31, 2009, which had decreased $51,221,912 (80.14%) from $63,918,844 at December 31, 2008. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total long-term advances from the Federal Home Loan Bank declined $11,000,000 (10.58%) to $93,000,000 at December 31, 2010, from $104,000,000 at December 31, 2009, which had decreased $32,000,000 (23.53%) from $136,000,000 at December 31, 2008. These longer-term fixed rate advances are used as an alternative funding source and are matched up with longer-term fixed rate assets.
     Total loans declined $170,042,509 (14.91%) to $970,261,366 at December 31, 2010, from $1,140,303,875 at December 31, 2009, which had decreased $113,411,565 (9.05%) from the $1,253,715,440 of total loans at December 31, 2008. The depressed economy and a reduced focus on commercial real estate has reduced the Company’s opportunities for loan growth in its current markets.
     Investment securities, all of which are maintained as available-for-sale, decreased $42,520,095 (14.97%) to $241,599,461 at December 31, 2010, from the $284,119,556 at December 31, 2009, which had increased $90,231,064 (46.54%) from the $193,888,492 of investment securities maintained at December 31, 2008. The Company’s investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company’s loan portfolio, as described above.
     Total stockholders equity at December 31, 2010, 2009, and 2008 was $104,246,650, $149,669,424, and $139,608,880, respectively, with capital-to-asset percentages of 8.04%, 9.74%, and 8.87%, respectively.
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
     Net charge-offs for 2010 were $36,412,441 compared to $35,534,253 in 2009, and $6,527,189 in 2008. The increased charge-off levels result from the increased levels of nonperforming loans and the decline in the overall valuation of real estate securing such loans. The Company’s banking subsidiaries had no loans to any foreign countries at December 31, 2010 and 2009, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas, particularly commercial and construction and land development real estate loans. The Company has refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly-capitalized speculative start-up companies.
     A summary of loans by type at December 31, 2010, 2009, 2008, 2007 and 2006 is as follows:

	December 31,
	2010	2009	2008	2007	2006
Commercial:
Real estate	$716,773,796	$797,054,385	$843,312,225	$514,752,151	$394,469,137
Other	80,973,537	82,732,850	94,606,918	61,519,983	53,152,775
Real estate:
Construction	100,456,596	172,731,598	190,381,178	184,167,532	108,408,270
Residential	69,143,298	84,080,509	120,903,014	146,488,402	105,094,409
Consumer	2,914,139	3,704,533	4,512,105	4,820,918	6,577,048

	$970,261,366	$1,140,303,875	$1,253,715,440	$911,748,986	$667,701,639

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

     The continued significant decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s non-performing assets. Following is a summary of information regarding the Bank’s nonperforming loans as of and for each of the years in the five-year period ended December 31, 2010:

	2010	2009	2008	2007	2006
Nonperforming loans:
Nonaccrual loans	$151,390,860	$57,227,968	$33,716,050	$15,810,222	$5,082,784
Loans 90 days delinquent and still accruing interest	—	3,560,644	1,180,360	1,937,388	65,000
Restructured loans	19,698,143	11,288,822	—	—	—

Total nonperforming loans	$171,089,003	$72,077,434	$34,896,410	$17,747,610	$5,147,784

Additional interest that would have been earned on nonaccrual loans	$10,159,025	$4,425,441	$1,716,845	$928,759	$77,687

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
     Loans past due 90 days or more but still accruing interest are also included in non-performing loans. Loans past due 90 days or more but still accruing interest are classified as such when the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in non-performing loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, because of the borrower’s stressed financial condition.
     The increase in nonperforming loans is due to the continued weakness in the economy, particularly regarding commercial and construction real estate in the Banks’ markets. The Company has taken a more thorough and thoughtful approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties results in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at December 31, 2010 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent periods if the values of such properties continue to decline.

     Of the Company’s $970 million loans outstanding at December 31, 2010, 5% were originated in Florida and 95% outside of Florida. The following table breaks down net charge-offs, non-performing loans and non-performing assets between loans originated in Florida and all other loans:

Originated In
	Florida	All other	Total
Net charge-offs (year to date 12/31/2010)	15.8 million	20.6 million	36.4 million
Net charge-offs (year to date 12/31/2009)	23.0 million	12.5 million	35.5 million
Non-performing loans (12/31/2010)	26.3 million	144.8 million	171.1 million
Non-performing loans (12/31/2009)	25.4 million	46.7 million	72.1 million
Non-performing assets* (12/31/2010)	41.6 million	160.5 million	202.1 million
Non-performing assets* (12/31/2009)	44.5 million	56.7 million	101.2 million
Outstanding loans originated in respective markets (12/31/2010)	51.1 million	919.2 million	970.3 million

*	Non-performing assets are comprised of non-performing loans, other real estate owned, and investment securities on nonaccrual.
     The continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas has caused a significant increase in the Company’s non-performing loans in 2008, 2009 and 2010. At December 31, 2010, non-performing loans had increased $99,011,569 to $171,089,003, from $72,077,434 at December 31, 2009, which had increased $37,181,024 from $34,896,410 at December 31, 2008. The largest components of non-performing loans at December 31, 2010 were primarily comprised of the following loan relationships (which comprises approximately 90% of total non-performing loans):
•	A loan for approximately $10.9 million, secured by an individual warehouse in St. Louis, Missouri. The loan is currently in forbearance as the borrower restructures its business operations. The warehouse is experiencing high vacancy.
•	A $16.3 million loan to a commercial real estate developer in Houston, Texas. The loan is secured by three office buildings and developed commercial land. The borrower and the Company agreed to loan renewal terms in December 2010 that brought the loan current, past due real estate taxes current, and established a reserve account. The borrower continues to negotiate the sale of a tract of ground that is collateral to a national home builder.
•	A loan for approximately $3.4 million to a non-profit organization for the purchase of 482 acres and a 7,000 square foot residence in St. Louis, Missouri. The property is well located in a natural setting that abuts a river. The nonprofit organization has experienced financial setbacks, most notably a decline in contributions.
•	A loan for approximately $4.5 million to a commercial real estate developer for the development of a shopping center. The center has a long-term lease in place with a grocery store. The owner is actively marketing the center to lease the vacant space.
•	Loans totaling approximately $3.2 million to build out a day spa in Missouri. The borrower is in default. The Company is seeking repayment in full through foreclosure and pursuit of guarantors.
•	A loan for approximately $2.8 million to finance the purchase of a retail center in O’Fallon, Missouri. The center is currently experiencing high vacancy in an overdeveloped area. The borrower continues to make monthly interest payments. Additional capital calls from investors have been slow to complete. The loan is in default and the Company has engaged counsel to collect the loan.

•	A loan for approximately $5.7 million to a commercial real estate developer for the construction of medical office buildings in Arizona. The loan is secured by 10 acres. The borrower has agreed to a settlement agreement that has allowed the Company to complete foreclosure of the collateral in late January 2011.

•	A loan for approximately $2.2 million for a 64,000 sq. ft. industrial warehouse used as a sports complex. The owner operates indoor soccer and inline hockey throughout the year. The borrower continues to perform and the Company is encouraging the borrower to seek alternate financing.

•	A loan of approximately $11.7 million on a 61,000 sq. ft. medical office building that is located in St. Louis County, Missouri. A new professional management company has been put in place to take over day-to-day operations. The Company is seeking collection through foreclosure. The process to complete foreclosure has been stalled by a lawsuit. The Company’s counsel is seeking to have the lawsuit dismissed.

•	A loan for approximately $7.8 million to refinance and provide additional capital to complete phase II of a land development in St. Charles, Missouri. The development has slowed significantly and experienced difficult times due to the continuing slow economy.

•	A loan for approximately $1.9 million for the development of eight condominium buildings in St. Louis County, Missouri. Since originated, one building is under construction. The development of the land is fully completed. The borrower has experienced difficulties. The Company is seeking repayment in full through foreclosure and pursuit of guarantors.

•	A loan for approximately $1.2 million for the purchase of two single tenant warehouse properties in Minnesota. The tenant previously occupied both buildings and has now consolidated operations in one building. The second building has been sold and net proceeds paid down the debt. The Company and the borrower are moving forward to restructure the debt with a goal to have this completed in early 2011.

•	A loan for approximately $2.6 million to refinance a commercial building in St. Louis County, Missouri. The building was formerly occupied by a national chain which has since vacated. The borrower and the Company have entered into a forbearance agreement that allows the borrower a short time frame to liquidate the collateral.

•	A loan for approximately $7.0 million to refinance a commercial office property located in Phoenix, Arizona. The building has experienced vacancies. The borrower is developing a plan to increase occupancy and bring the loan current.

•	A loan totaling approximately $1.8 million to entities controlled by a group of Missouri real estate investors for the purchase and development of a parcel of land in St. Charles, Missouri. The majority of the proposed entitlements and development have been completed. The Company reached an agreement with the borrower to move the project forward with a new home builder.

•	A loan for approximately $7.5 million for the purchase of four commercial buildings located in St. Louis County and Jefferson County, MO. The buildings have experienced high vacancy. The loan continues to perform on an interest only basis. The Company is seeking the borrower’s cooperation to restructure the debt.

•	A loan for approximately $1.1 million to refinance a commercial office building in St. Louis County, MO. The borrower has experienced high vacancy that has affected the cash flow of the building. The Company is seeking collection through foreclosure and pursuit of guarantors.

•	A loan for approximately $3.5 million to refinance a commercial retail building located in St. Louis County, MO. The largest tenant has recently vacated and the building also has other vacancies. The Company is seeking repayment in full through foreclosure and pursuit of guarantors.

•	A loan for approximately $5.8 million to purchase a commercial office/warehouse building in St. Louis County, MO. The Company has identified a potential purchaser of the building. Due to outstanding judgments against the borrower, the Company will initiate foreclosure of the collateral.

•	A loan for approximately $13.0 million to refinance a commercial retail center in St. Louis County, MO. The building has experienced increased vacancies and therefore insufficient cash flow to service debt. The Company is seeking repayment in full through foreclosure and pursuit of the guarantors.

•	Loans totaling approximately $14.5 million to finance the equipment, operations and real estate for a joint venture industrial and manufacturing company with its main operations in Texas. The operations have suffered from the economy and the parent company’s bankruptcy. The Company is seeking repayment in full through foreclosure and pursuit of the guarantor.

•	Loans totaling approximately $3.2 million for the construction and operation of a full service car wash in Napa County, California. The plan suffered delays, cost overruns and lower than expected revenues. The borrower is working to increase revenues and bring the loan current.

•	A loan for approximately $4.0 million to finance the purchase a private airplane. The lease between the borrower and a third party has been terminated. Additionally, airplane values have experienced significant declines. The borrower is developing a plan to submit to the Company to repay the loan in full.

•	A loan for approximately $2.0 million to finance the purchase of a retail strip center. The center has suffered from vacancy issues and their largest tenant has vacated the premises. The Company has moved towards foreclosure of the asset.

•	A loan for approximately $1.3 million to an individual, secured by the individual’s primary residence in Florida that is in default. The borrower entered into a forbearance agreement, but has now defaulted under that negotiated plan. Foreclosure proceedings have again been initiated.

•	A loan for approximately $2.3 million to a group of Florida investors secured by unimproved property in Florida. After multiple quarters of performance by some of the guarantors, payments have stopped and the parties have engaged legal counsel. The Company has initiated foreclosure. The borrower is in contract with a local government agency to purchase collateral.

•	A loan for approximately $1.0 million to a group of investors secured by an improved commercial lot. The borrower and the Company were unable to reach agreement on further development of the site. Negotiations continue with a possible deed-in-lieu of foreclosure with new notes from the borrower for any deficiencies.

•	A loan for approximately $7.9 million to a group of investors secured by a retail strip center. The borrower and the Company continue to negotiate terms to maintain the property in name of the borrower

•	A loan for approximately $2.0 million to a group of investors secured by a piece of unimproved commercial real estate. The primary guarantor strength has been compromised, resulting in severe cash flow deficiencies. Legal action has been initiated against the borrower and all of the guarantors.

•	A loan for approximately $2.0 million for ground development of a proposed commercial retail strip center and self-storage facility in southwestern Florida. The entity was established by an experienced real estate developer; however, with the deterioration of the real estate market, the project did not begin construction, and the real estate downturn has affected the cash flow of the guarantor. The Company is working with the borrower on a strategy for repayment, resolution of the project, or obtaining a signed deed for the property in lieu of foreclosure.

     The Company also has non-performing assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $30,850,543 and $29,085,943 at December 31, 2010 and 2009, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned for the year ended December 31, 2010:

Balance at December 31, 2009	$29,085,943
Foreclosures	15,855,798
Transfers from premises and equipment	4,447,859
Loans made to facilitate sales of other real estate	(1,703,249)
Cash proceeds from sales	(5,933,587)
Losses and write-downs	(10,902,221)

Balance at December 31, 2010	$30,850,543

     During this period of a declining real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio, and has often had to offer a competitively lower interest rate on such loans. Given the collateral values maintained on its loan portfolio, including the non-performing loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at December 31, 2010; however, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral.
Potential Problem Loans
     As of December 31, 2010, the Company had 38 loans with a total principal balance of $32,296,693 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms, which are not included in nonperforming loans. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due or restructured. Such loans are not necessarily indicative of future nonperforming loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
     The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Executive Officer, Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer of Reliance Bank FSB. This committee may approve individual credit relationships up to $2,500,000. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $31,597,816 at December 31, 2010.
Reserve for Loan Losses
     At December 31, 2010, 2009, 2008, 2007, and 2006, the reserve for possible loan losses was $37,301,075, $32,221,569, $14,305,822, $9,685,011, and $7,101,031, respectively, or 3.84%, 2.83%, 1.14%, 1.06%, and 1.06% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for each of the years in the five-year period ended December 31, 2010.

	December 31,
(in thousands of dollars)	2010	2009	2008	2007	2006
Average loans outstanding	$1,066,142	$1,213,937	$1,115,216	$770,523	$546,122

Reserve at beginning of year	$32,222	$14,306	$9,685	$7,101	$5,213
Provision for possible loan losses	41,492	53,450	11,148	3,187	2,200

	73,714	67,756	20,833	10,288	7,413

Charge-offs:
Commercial loans:
Real estate	(14,962)	(18,532)	(2,828)	(317)	—
Other	(221)	(656)	(77)	(25)	(62)
Real estate:
Construction	(19,878)	(16,042)	(2,262)	—	(3)
Residential	(1,910)	(1,832)	(1,313)	(279)	(220)
Consumer	(40)	(52)	(73)	(30)	(48)

Total charge-offs	(37,011)	(37,114)	(6,553)	(651)	(333)

Recoveries:
Commercial loans:
Real estate	462	1,033	1	10	—
Other	63	4	9	20	2
Real estate:
Construction	22	371	1	—	—
Residential	30	150	—	13	8
Consumer	21	22	15	5	11

Total recoveries	598	1,580	26	48	21

Reserve at end of year	$37,301	$32,222	$14,306	$9,685	$7,101

Net charge-offs to average loans	3.42%	2.93%	0.59%	0.08%	0.06%

Ending reserve to net loans at end of year	3.84%	2.83%	1.14%	1.06%	1.06%

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
     While considering the level of nonperforming assets when assessing the appropriate level of the reserve for loan losses at a particular point in time, the Company does not use a pre-assigned coverage ratio of nonperforming assets. Since a significant percentage of the Company’s loan portfolio is concentrated in commercial and construction real estate, the most significant factor when determining an appropriate level for the reserve for loan losses is a detailed analysis of the individual credit relationships and their potential for loss after considering the value of the underlying real estate collateral. During the past three years (first in Florida and then migrating to the Company’s other markets in St. Louis, Houston and Phoenix), the Company has experienced continued declines in collateral values (e.g., one credit relationship had collateral with a current appraised value of $2,000,000 at the end of 2008 and a current appraised value of $1,000,000 at the end of 2009 for the same property). Company management has assessed that this additional uncertainty has warranted caution in assessing an appropriate level for the reserve for loan losses, and that somewhat greater conservatism is warranted at this time to ensure that the provisions reflect the level of losses inherent within the portfolio at a particular point in time.
     The Company risk rates all of the loans in its loan portfolio, using a 1-7 risk rating system, with a “1” — rated credit being a high quality loan and a “7” — rated credit having some level of loss in the credit. Loan officers are responsible for risk-rating their own credits, including maintaining the risk rating on a current basis. Downgrades are discussed at various management and loan committee meetings. The risk ratings are also subject to an on-going review by an extensive loan review process performed independent of the loan officers. An adequately controlled risk rating process allows Company management to conclude that the Banks’ watch lists (which include all credits risk-rated “4” or greater) are, for all practical purposes, a complete profile of situations with current loss exposure.
     All loans included in the watch lists require separate action plans to be developed to reduce the level of risk inherent in the credit relationship. Based on the information included on the watch list and a review of each individual credit relationship thereon, the Company determines whether a credit is impaired. The Company considers a loan to be impaired when all amounts due — both principal and interest — will not be collected in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value (and marketability), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.
     When measuring impairment for loans, the expected further cash flows of impaired loans are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of collateral for a collateral dependent loan; however, substantially all of the Company’s presently impaired credit relationships are collateralized by (and derive their ultimate cash flows from) commercial, construction, or residential real estate and, accordingly, virtually all of the Company’s impairment calculations for the present portfolio have been based on the underlying values of the real estate collateral.
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
     The sum of all exposure amounts calculated for impaired loans is included in the reserve for loan losses as the specifically-identifiable losses portion of the account balance. This is one portion of the reserve for loan losses. The second portion of the reserve for loan losses is a general reserve for all credit relationships not considered to be specifically impaired. This amount is calculated by first calculating the historical charge-off ratio for each of the particular loan categories and then subjectively adjusting these historical ratios for several economic and environmental factors. The adjusted ratio for each loan category is then applied against the non-impaired loans in that loan category, resulting in a general reserve for that particular loan category. The sum of these general reserve categories, when added to the amount of specifically identified losses on impaired credits, results in the final reserve for loan losses balance for a particular date. The Company follows this process for calculating the reserve for loan losses on a quarterly basis.
     In calculating the general portion of the reserve for possible loan losses, the loan categories used are real estate construction, residential real estate, commercial real estate, commercial and industrial, and consumer loans. Through 2009, historical charge-off ratios were calculated on a rolling three-year basis, which resulted in higher reserve levels with the increased levels of charge-offs experienced during the past three years. This was reduced to a rolling two-year historical charge-off ratio in the fourth quarter of 2010. The economic and environmental factors for which adjustments are made to the historical charge-off ratios include the following:
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
     Based on its review for adequacy, management has estimated those portions of the reserve that could be attributable to major categories of loans as detailed in the following table at year-end for each of the years in the five-year period ended December 31, 2010:

	December 31,
	(in thousands of dollars)
	2010		2009		2008		2007		2006
		Percent by		Percent by		Percent by		Percent by		Percent by
		Category		Category		Category To		Category		Category
		To Total		To Total		Total		To Total		To Total
	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial:
Real estate	$21,406	73.87%	$14,256	69.90%	$9,623	67.27%	$5,137	56.46%	$3,465	59.08%
Other	2,029	8.35	965	7.26	1,080	7.55	783	6.75	804	7.96
Real estate:
Construction	11,966	10.35	14,897	15.15	2,172	15.19	2,002	20.20	1,391	16.24
Residential	1,871	7.13	1,997	7.37	1,380	9.64	1,608	16.07	1,045	15.74
Consumer	29	0.30	107	0.32	51	0.35	56	0.52	51	0.98
Not allocated	—	—	—	—	—	—	99	—	345	—

Total allowance	$37,301	100.00%	$32,222	100.00%	$14,306	100.00%	$9,685	100.00%	$7,101	100.00%

     While the Company has no significant specific industry concentration risk, analysis showed that over 91% of the loan portfolio was dependent on real estate collateral at December 31, 2010, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real Estate Loan
	Balances as a Percentage
	of Total Regulatory Capital
	12/31/2010	12/31/2009
Construction, land development and other other land loans	93%	112%
Nonfarm nonresidential:
Owner occupied	148%	112%
Non-owner occupied	403%	340%
1-4 family closed end loans	49%	40%
Multi-family	105%	86%
Other	23%	22%
     Outstanding balances in all real estate loan categories have declined between December 31, 2009 and December 31, 2010. However, total regulatory capital declined at a faster pace than most of the loan category declines, thus resulting in the increased percentages noted above.
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
     Liquidity is a measurement of the Banks’ ability to meet the borrowing needs and the deposit withdrawal requirements of their customers. The composition of assets and liabilities is actively managed to maintain the appropriate level of liquidity in the balance sheet. Management is guided by regularly reviewed policies when determining the appropriate portion of total assets which should be comprised of readily marketable assets available to meet conditions that are reasonably expected to occur.
     Liquidity is primarily provided to the Banks through earning assets, including Federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $241,599,461 at December 31, 2010, of which $150,544,222 is pledged to secure deposits, repurchase agreements certain borrowings and for other purposes) and borrowing capabilities through correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Accordingly, Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
     The Banks have borrowing capabilities through correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have Federal funds lines of credit totaling $23,000,000, through correspondent banks, of which $23,000,000 was available at December 31, 2010. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $165,779,654 and availability under that line was $66,761,080 as of December 31, 2010. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $8,960,000, of which $5,860,000 was available at December 31, 2010. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in the amount of $22,450,433, of which $22,450,433 was available, subject to a collateral and credit review, at December 31, 2010. As of December 31 2010, the combined availability under these arrangements totaled $118,071,513. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become distressed to the point that their regulatory ratings were lowered, it could negatively impact the ability of the Banks to borrow the funds.

     The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 2010, individually and cumulatively, through various time horizons:
Remaining Maturity if Fixed Rate;
Earliest Possible Repricing Interval if Floating Rate

	3		Over 3		Over 1
	months		months		year
	or		through		through		Over
	less		12 months		5 years		5 years		Total
Interest-earning assets:
Loans	$432,411,460		$161,937,236		$350,133,827		$25,778,843		$970,261,366
Loans held for sale	18,698		84,238		493,371		1,242,493		1,838,800
Investment securities, at amortized cost	27,530,325		37,079,045		136,481,716		40,463,306		241,554,392
Other interest-earning assets	18,800,037		—		—		—		18,800,037

Total interest-earning assets	$478,760,520		$199,100,519		$487,108,914		$67,484,642		$1,232,454,595

Interest bearing-liabilities:
Savings and interest bearing transaction accounts	$570,096,454		$12,047		—		—		$570,108,501
Time certificates of deposit of $100,000 Or more	23,719,074		86,448,941		56,682,067		3,570,292		170,420,374
All other time deposits	36,623,816		139,801,371		96,777,940		5,139,194		278,342,321
Nondeposit interest-bearing liabilities	13,038,396		1,132,452		27,007,007		67,000,000		108,177,855

Total interest-bearing liabilities	$643,477,740		$227,394,811		$180,467,014		$75,709,486		$1,127,049,051

Gap by period	$(164,717,220)		$(28,294,292)		$306,641,900		$(8,224,844)		$105,405,544

Cumulative gap	$(164,717,220)		$(193,011,512)		$113,630,388		$105,405,544		$105,405,544

Ratio of interest-sensitive assets to interest-sensitive liabilities	0.74	x	0.88	x	2.70	x	0.89	x	1.09	x

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.74	x	0.78	x	1.11	x	1.09	x	1.09	x

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
     Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current Treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at December 31, 2010 indicate that the Company’s fair market value of equity would decrease 7.00% and 14.57% from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and increase 6.54% and 10.16%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.

     Following is a more detailed analysis of the maturity and interest rate sensitivity of the Banks’ loan portfolios at December 31, 2010:

		Over 1
		through	Over
	1 year	5	5
	or less	years	years	Total
Commercial:
Real estate	394,331,563	$307,183,199	$15,259,034	$716,773,796
Other	73,418,071	7,071,027	484,439	80,973,537
Real estate:
Construction	85,343,606	15,112,990	—	100,456,596
Residential	38,638,230	20,483,752	10,021,316	69,143,298
Consumer	2,497,796	282,859	14,054	2,794,709
Overdrafts	119,430	—	—	119,430

	$594,348,696	$350,133,827	$25,778,843	$970,261,366

     For all loans maturing or repricing beyond the one year time horizon at December 31, 2010, following is a breakdown of such loans into fixed and floating rates.

	Fixed	Floating
	Rate	Rate	Total
Due after one but within five years	$285,091,082	$65,042,745	$350,133,827
Due after five years	24,265,671	1,513,172	25,778,843

	$309,356,753	$66,555,917	$375,912,670

     The investment portfolio is closely monitored to assure that the Banks have no unreasonable concentration of securities in the obligations of any single debtor. Other than U.S. Government agency securities, the Banks maintain no concentration of investments in any one political subdivision greater than 10% of its total portfolio.
     The book value and estimated market value of the Company’s debt securities at December 31, 2010, 2009 and 2008, all of which are classified as available-for-sale, are summarized in the following table:

	2010		2009		2008
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agencies And corporations	$73,664,373	$73,531,650	$116,150,389	$115,445,243	$65,973,705	$67,487,820
State and political subdivisions	19,637,799	20,111,832	30,012,602	30,651,585	34,063,983	33,680,096
Trust preferred securities	3,104,269	511,289	3,697,211	1,237,737	6,298,345	3,574,962
U.S. agency residential mortgage-backed securities	145,147,951	147,444,690	134,883,536	136,784,991	87,711,440	89,145,614

	$241,554,392	$241,599,461	$284,743,738	$284,119,556	$194,047,473	$193,888,492

     The following tables summarize maturity and yield information on the Company’s investment portfolio at December 31, 2010:

		Weighted
		Average Tax
		—
	Amortized	Equivalent
	Cost	Yield
Available-for-sale
U.S. Government agencies and corporations:
0 to 1 year	$3,000,124	1.45%
1 to 5 years	8,668,822	2.39
5 to 10 years	43,674,530	2.30
Over 10 years	18,320,897	1.86

Total	$73,664,373	2.17%

State and political subdivisions:
0 to 1 year	$189,970	5.36%
1 to 5 years	4,896,801	5.56
5 to 10 years	10,851,418	6.15
Over 10 years	3,699,610	6.72

Total	$19,637,799	6.10

Trust preferred securities:
0 to 1 year	$—	—%
1 to 5 years	—	—
5 to 10 years	—	—
Over 10 years	3,104,269	2.12

Total	$3,104,269	2.12

U.S. agency resident mortgage-backed securities	$145,147,951	3.47%

Combined:
0 to 1 year	$3,190,094	1.68%
1 to 5 years	13,565,623	3.53
5 to 10 years	54,525,948	3.07
Over 10 years	25,124,776	2.61
Mortgage-backed securities	145,147,951	3.47

Total	$241,554,392	3.27%

Note: While yields by range of maturity are routinely provided by the Company’s accounting system on a tax equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed Federal income tax rate of 34%, the adjustment amounted to $463,405.

     The Banks’ primary source of liquidity to fund growth is ultimately the generation of new deposits. The following table shows the average daily amount of deposits and the average rate paid on each type of deposit for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$63,951,012	—%	$62,196,559	—%	$56,223,479	—%
Interest-bearing transaction accounts	228,869,803	0.86	168,582,912	1.24	162,299,967	2.33
Savings deposits	322,853,791	1.13	262,920,235	2.80	52,455,044	1.80
Time deposits of $100,000 or more	219,314,957	2.46	314,461,095	3.09	339,942,549	4.02
All other time deposits	318,088,642	2.75	430,806,970	3.35	395,841,510	4.11

	$1,153,078,205	1.71%	$1,238,967,771	2.71%	$1,006,762,549	3.44%

     As noted in the gap analyses above, at December 31, 2010, a substantial portion of the Company’s time deposits mature within one year, which is common in the present banking market. The following table shows the maturity of time deposits of $100,000 or more and other time deposits at December 31, 2010:

	Time	Other
	Deposit of	Time
Maturity	$100,000 or more	Deposits	Total
Three months or less	$23,719,074	$36,623,816	$60,342,890
Three to six months	25,779,471	46,527,526	72,306,997
Six to twelve months	60,669,470	93,273,845	153,943,315
Over twelve months	60,252,359	101,917,134	162,169,493

	$170,420,374	$278,342,321	$448,762,695

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
     The Banks are also required to maintain additional capital, as described in Item 1 above, under agreements with the banking regulators. Company management believes that, as of December 31, 2010, the Company and Banks meet all capital adequacy requirements to which they are subject, except for Reliance Bank, FSB, which was less than adequately capitalized at December 31, 2010 after recording the write-down of land held for future expansion effective December 31, 2010. The Company subsequently injected $500,000 of additional capital into Reliance Bank, F.S.B. on February 16, 2011, which brought the Bank to an adequately capitalized level, but below the threshold required by the regulatory agreement. Also, Reliance Bank, effective with the February 14, 2011 Consent Order, was deemed to be less than well capitalized due to the new, increased capital requirements within the Order.

     As of December 31, 2010, the most recent notification from the applicable regulatory authorities categorized Reliance Bank as a well-capitalized bank under the regulatory framework for prompt corrective action. To be categorized as a well-capitalized bank, Reliance Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Company management believes have changed Reliance Bank’s risk categories.
     The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at December 31, 2010, 2009, and 2008 are presented in the following table:

					To Be a Well
					Capitalized Bank Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
(in thousands of dollars)	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2010:
Total Capital (to risk weighted assets)
Consolidated	$108,209	10.05%	$86,168	>8.0%	$	N/A	N/A
Reliance Bank	102,606	10.03%	81,824	>8.0%		102,280	>10.0%
Reliance Bank, FSB	4,033	7.53%	4,287	>8.0%		5,359	>10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$93,896	8.72%	$43,084	>4.0%	$	N/A	N/A
Reliance Bank	89,574	8.76%	40,912	>4.0%		61,368	>6.0%
Reliance Bank, FSB	3,330	6.21%	2,144	>4.0%		3,215	>6.0%
Tier 1 capital (to average assets)
Consolidated	$93,896	7.14%	$52,589	>4.0%	$	N/A	N/A
Reliance Bank	89,574	7.29%	49,161	>4.0%		61,451	>5.0%
Reliance Bank, FSB	3,330	4.01%	3,324	>4.0%		4,155	>5.0%
December 31, 2009:
Total Capital (to risk weighted assets)
Consolidated	$146,809	11.38%	$103,198	>8.0%	$	N/A	N/A
Reliance Bank	124,248	10.17%	97,691	>8.0%		122,113	>10.0%
Reliance Bank, FSB	14,390	18.52%	6,215	>8.0%		7,769	>10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$130,486	10.12%	$51,599	>4.0%	$	N/A	N/A
Reliance Bank	108,965	8.92%	48,845	>4.0%		73,268	>6.0%
Reliance Bank, FSB	13,401	17.25%	3,108	>4.0%		4,661	>6.0%
Tier 1 capital (to average assets)
Consolidated	$130,486	8.52%	$61,244	>4.0%	$	N/A	N/A
Reliance Bank	108,965	7.62%	57,211	>4.0%		71,514	>5.0%
Reliance Bank, FSB	13,401	13.57%	3,952	>4.0%		4,940	>5.0%
December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$152,517	10.87%	$112,253	>8.0%	$	N/A	N/A
Reliance Bank	133,151	10.23%	104,160	>8.0%		130,200	10.0%
Reliance Bank, FSB	22,117	22.00%	8,044	>8.0%		10,055	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$138,411	9.87%	$56,102	>4.0%	$	N/A	N/A
Reliance Bank	121,099	9.30%	52,080	>4.0%		78,120	6.0%
Reliance Bank, FSB	21,355	21.24%	4,022	>4.0%		6,033	6.0%
Tier 1 capital (to average assets)
Consolidated	$138,411	9.07%	$61,028	>4.0%	$	N/A	N/A
Reliance Bank	121,099	8.57%	56,503	>4.0%		70,629	5.0%
Reliance Bank, FSB	21,355	17.30%	4,937	>4.0%		6,171	5.0%
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
     The required contractual obligations and other commitments at December 31, 2010 were as follows:

			Over 1 Year
	Total Cash	Less Than 1	Less Than 5	Over 5
	Commitment	Year	Years	Years
Operating leases	$7,227,676	$722,413	$2,462,691	$4,042,572
Time deposits	448,762,695	286,593,202	153,460,007	8,709,486
Federal Home Loan Bank borrowings	93,000,000	1,000,000	25,000,000	67,000,000
Commitments to extend credit	95,543,403	53,500,936	16,097,361	25,945,106
Standby letters of credit	12,938,236	5,045,325	7,892,911	—
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and procedures
     Evaluation of Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange act of 1934, as amended) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2010.
     Changes in Internal Controls over Financial Reporting
     There were no changes during the period covered by this Annual Report on Form 10-K in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2010.
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

Item 9b. Other information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item 10 is set forth under the captions “Proposal 1 Requiring Your Vote: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Board of Directors and Committees: The Audit Committee” in the Company’s Proxy Statement for the 2011 annual meeting of shareholders (the “2011 Proxy Statement”) and is incorporated herein by reference.
     There have been no material changes to the procedures by which shareholders may recommend Director nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
Item 11. Executive Compensation
     The information required by this Item 11 is set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2011 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Certain information required by this Item 12 is set forth under the caption “Stock Ownership of Executive Officers and Certain Beneficial Owners” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 is set forth under the captions “Interest of Management in Certain Transactions” and “Independent Directors” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
     The information required by this Item 14 is set forth under the caption “Audit Committee Report and Payment of Fees to Auditors” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.
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
We have audited the accompanying consolidated balance sheets of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

March 28, 2011
St. Louis, Missouri

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and due from banks (note 2)	$8,363,767	11,928,668
Interest-earning deposits in other financial institutions	18,800,037	15,767,862
Investments in available-for-sale debt securities, at fair value (note 3)	241,599,461	284,119,556
Loans (notes 4 and 9)	970,261,366	1,140,303,875
Less — Deferred loan costs (fees)	27,608	(84,741)
Reserve for possible loan losses	(37,301,075)	(32,221,569)

Net loans	932,987,899	1,107,997,565

Residential mortgage loans held for sale	1,838,800	577,400
Premises and equipment, net (note 5)	35,777,675	42,210,536
Accrued interest receivable	3,448,850	5,647,887
Other real estate owned	30,850,543	29,085,943
Identifiable intangible assets, net of accumulated amortization of $123,517 and $107,229 at December 31, 2010 and 2009, respectively	120,802	137,090
Goodwill	1,149,192	1,149,192
Other assets (note 7)	21,088,238	38,085,885

	$1,296,025,264	1,536,707,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits (note 6):
Noninterest-bearing	$61,288,020	71,829,581
Interest-bearing	1,018,871,196	1,194,230,616

Total deposits	1,080,159,216	1,266,060,197
Short-term borrowings (note 8)	15,177,855	12,696,932
Long-term Federal Home Loan Bank borrowings (note 9)	93,000,000	104,000,000
Accrued interest payable	1,320,358	2,194,952
Other liabilities	2,121,185	2,086,079

Total liabilities	1,191,778,614	1,387,038,160

Commitments and contingencies (notes 13 and 14)
Stockholders’ equity (notes 11, 12, and 15):
Preferred stock, no par value; 2,000,000 shares authorized
Series A, 40,000 shares issued and outstanding	40,000,000	40,000,000
Series B, 2,000 shares issued and outstanding	2,000,000	2,000,000
Series C, 555 and 300 shares issued and outstanding at December 31, 2010 and 2009, respectively	555,000	300,000
Common stock, $0.25 par value; 40,000,000 shares authorized, 22,481,804 and 20,972,091 shares issued and outstanding at December 31, 2010 and 2009, respectively	5,620,451	5,243,023
Surplus	124,366,338	122,334,757
Accumulated deficit	(68,324,885)	(19,796,396)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	29,746	(411,960)

Total stockholders’ equity	104,246,650	149,669,424

	$1,296,025,264	1,536,707,584

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Interest income:
Interest and fees on loans (note 4)	$56,688,769	67,573,570	70,293,695
Interest on residential mortgage loans held for sale	63,488	55,174	42,773
Interest on debt securities:
Taxable	6,265,165	7,638,510	6,159,384
Exempt from federal income taxes	1,082,769	1,272,637	1,524,562
Interest on interest-earning deposits in other financial institutions	45,532	49,305	188,793

Total interest income	64,145,723	76,589,196	78,209,207

Interest expense:
Interest on deposits (note 6)	19,745,332	33,601,012	34,650,719
Interest on short-term borrowings (note 8)	120,260	356,258	2,290,008
Interest on long-term Federal Home Loan Bank borrowings (note 9)	3,770,894	5,047,542	4,774,541

Total interest expense	23,636,486	39,004,812	41,715,268

Net interest income	40,509,237	37,584,384	36,493,939
Provision for possible loan losses (note 4)	41,491,947	53,450,000	11,148,000

Net interest income after provision for possible loan losses	(982,710)	(15,865,616)	25,345,939

Noninterest income:
Service charges on deposit accounts	910,297	975,664	796,653
Net gains on sales of debt securities (note 3)	287,509	1,346,565	321,113
Other noninterest income (note 5)	2,308,822	1,602,853	1,564,769

Total noninterest income	3,506,628	3,925,082	2,682,535

Noninterest expense:
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	1,628,201	1,078,763	—
Less portion of other-than-temporary impairment losses recognized in other comprehensive income	(1,050,280)	(737,806)	—

Net impairment loss realized	577,921	340,957	—
Salaries and employee benefits (notes 10 and 11)	13,601,820	13,867,628	15,915,090
Other real estate expense	13,147,525	6,163,313	1,582,598
Occupancy and equipment expense (note 5)	4,215,238	4,256,769	4,503,125
FDIC assessment	2,859,649	2,745,432	912,093
Data processing	1,662,425	1,950,227	1,880,968
Professional fees	930,202	478,702	565,900
Amortization of intangible assets	16,288	16,288	16,288
Other noninterest expenses	2,729,666	4,227,073	4,051,528

Total noninterest expense	39,740,734	34,046,389	29,427,590

Loss before applicable income taxes	(37,216,816)	(45,986,923)	(1,399,116)
Applicable income tax expense (benefit) (note 7)	11,311,673	(16,629,562)	(1,079,886)

Net loss	$(48,528,489)	(29,357,361)	(319,230)

Net loss	$(48,528,489)	(29,357,361)	(319,230)
Preferred stock dividends	(2,208,458)	(1,647,111)	—

Net loss attributable to common shareholders	$(50,736,947)	(31,004,472)	(319,230)

Per share amounts:
Basic loss per share	$(2.32)	(1.49)	(0.02)
Basic weighted average shares outstanding	21,867,606	20,864,483	20,669,512
Diluted loss per share	$(2.32)	(1.49)	(0.02)
Diluted weighted average shares outstanding	21,867,606	20,881,108	21,063,065

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Net loss	$(48,528,489)	(29,357,361)	(319,230)

Other comprehensive income (loss) before tax:

Change in unrealized gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	(281,772)	(68,176)	—

Change in unrealized gains (losses) on other available-for-sale securities, net of reclassification	660,611	608,583	(457,010)

Reclassification adjustment for:
Available-for-sale security gains included in net loss	(287,509)	(1,346,565)	(321,113)
Write-down of investment securities included in net loss	577,921	340,957	—

Other comprehensive income (loss) before tax	669,251	(465,201)	(778,123)

Income tax related to items of other comprehensive income (loss)	227,545	(158,171)	(264,562)

Other comprehensive income (loss), net of tax	441,706	(307,030)	(513,561)

Total comprehensive loss	$(48,086,783)	(29,664,391)	(832,791)

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2010, 2009, and 2008

						Accumulated
						other	Total
	Preferred	Common		Accumulated	Treasury	comprehensive	stockholders’
	stock	stock	Surplus	deficit	stock	income	equity
Balance at December 31, 2007	$—	5,170,519	123,329,517	10,982,306	—	408,631	139,890,973

Net loss	—	—	—	(319,230)	—	—	(319,230)

Other activity (note 11)	—	22,177	863,801	—	(335,280)	—	550,698

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(513,561)	(513,561)

Balance at December 31, 2008	—	5,192,696	124,193,318	10,663,076	(335,280)	(104,930)	139,608,880

Net loss	—	—	—	(29,357,361)	—	—	(29,357,361)

Other activity (note 11)	42,300,000	50,327	(1,858,561)	(1,102,111)	335,280	—	39,724,935

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(307,030)	(307,030)

Balance at December 31, 2009	42,300,000	5,243,023	122,334,757	(19,796,396)	—	(411,960)	149,669,424

Net loss	—	—	—	(48,528,489)	—	—	(48,528,489)

Other activity (note 11)	255,000	377,428	2,031,581	—	—	—	2,664,009

Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	441,706	441,706

Balance at December 31, 2010	$42,555,000	5,620,451	124,366,338	(68,324,885)	—	29,746	104,246,650

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(48,528,489)	(29,357,361)	(319,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,656,355	4,536,948	2,255,316
Provision for possible loan losses	41,491,947	53,450,000	11,148,000
Capitalized interest expense on construction	—	—	(85,984)
Deferred income tax expense (benefit)	11,311,673	(14,835,657)	(2,478,369)
Gain on sales of Small Business Administration loans	(244,369)	—	—
Net (gains) losses on sales and write-downs of debt securities	290,412	(1,005,608)	(321,113)
Net gains on sales of premises and equipment	—	(6,877)	—
Net losses on sales and write-down of other real estate owned	10,902,221	4,818,900	611,916
Stock option compensation cost	215,465	504,553	560,895
Common stock awarded to directors	—	—	13,352
Amortization of restricted stock expense	91,489	50,959	191,786
Mortgage loans originated for sale in the secondary market	(34,952,072)	(41,504,633)	(22,985,716)
Mortgage loans sold in secondary market	33,690,672	42,410,733	21,713,466
Decrease (increase) in accrued interest receivable	2,199,037	(223,779)	(464,479)
Increase (decrease) in accrued interest payable	(874,594)	(1,709,989)	248,828
Other operating activities, net	5,493,536	(7,504,840)	1,813,057

Net cash provided by operating activities	24,743,283	9,623,349	11,901,725

Cash flows from investing activities:
Purchase of available-for-sale debt securities	(172,940,988)	(312,966,915)	(129,466,958)
Proceeds from principal payments, maturities and calls of available-for-sale debt securities	193,429,504	164,919,620	54,582,323
Proceeds from sales of available-for-sale debt securities	20,848,467	56,075,085	35,428,956
Net decrease (increase) in loans	115,597,941	54,030,361	(359,600,366)
Proceeds from sales of other real estate owned	5,933,587	4,627,290	691,040
Construction expenditures to finish other real estate owned	—	(13,786)	(67,828)
Proceeds from sales of Small Business Administration loans	4,011,598	—	—
Proceeds from sales of premises and equipment	5,973	44,357	107,134
Purchases of premises and equipment	(99,088)	(343,805)	(5,813,127)

Net cash provided by (used in) investing activities	166,786,994	(33,627,793)	(404,138,826)

Cash flows from financing activities:
Net increase (decrease) in deposits	(185,900,981)	38,012,898	393,470,850
Net increase (decrease) in short-term borrowings	2,480,923	(51,221,912)	(24,406,071)
Proceeds from long-term Federal Home Loan Bank borrowings	—	—	93,000,000
Payments of long-term Federal Home Loan Bank borrowings	(11,000,000)	(32,000,000)	(25,000,000)
Issuance of common stock	4,338,167	121,571	—
Issuance of preferred stock	255,000	40,300,000	—
Dividends on preferred stock	(2,208,458)	(1,647,111)	—
Purchases of treasury stock	—	(40,000)	(1,305,000)
Proceeds from sale of treasury stock	—	53,825	143,462
Stock options exercised	—	403,000	789,385
Payment of stock issuance costs	(27,654)	(27,262)	—

Net cash provided by (used in) financing activities	(192,063,003)	(6,044,991)	436,692,626

Net increase (decrease) in cash and cash equivalents	(532,726)	(30,049,435)	44,455,525
Cash and cash equivalents at beginning of year	27,696,530	57,745,965	13,290,440

Cash and cash equivalents at end of year	$27,163,804	27,696,530	57,745,965

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the Company) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as “the Banks”). The Company also has loan production offices in Houston, Texas and Phoenix, Arizona.
The Company and Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout the St. Louis metropolitan area and southwestern Florida. Additionally, the Company and Banks are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
The accounting and reporting policies of the Company and Banks conform to generally accepted accounting principles within the banking industry. In compiling the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in a short period of time include the determination of the reserve for possible loan losses, valuations of other real estate owned, stock options and deferred tax assets, determination of possible impairment of intangible assets and long-lived fixed assets, and other-than-temporary impairment of investments in debt securities. Actual results could differ from those estimates.
Following is a description of the more significant accounting policies of the Company and Banks.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and Banks. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Accounting
The Company and Banks utilize the accrual basis of accounting, which includes in the total of net income all revenues earned and expenses incurred, regardless of when actual cash payments are received or paid. The Company is also required to report comprehensive income, of which net income is a component. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period, except those resulting from investments by, and distributions to, owners and cumulative effects of accounting changes and tax benefits recorded directly to retained earnings.
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include amounts due from banks and interest-earning deposits in other financial institutions (all of which are payable on demand). Certain balances maintained in other financial institutions are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Federal Deposit Insurance Act through

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012. After this period, these balances would generally exceed the level of deposits insured by the FDIC.
Following is certain supplemental information relating to the Company’s consolidated statements of cash flows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Cash paid for:
Interest	$24,511,080	40,714,801	41,552,424
Income taxes (refund)	(1,951,677)	963,278	399,312
Noncash transactions:
Transfers to other real estate owned in settlement of loans	15,855,798	25,013,222	12,192,805
Transfer of bank premises to other real estate owned	4,447,859	—	—
Loans made to facilitate the sale of other real estate owned	1,703,249	1,784,045	605,794
Tax benefit from sale of stock options exercised	—	5,400	131,809
Warrants exercised and issuance of Series B preferred stock	—	2,000,000	—
Stock issued for operating lease payments	—	—	25,009

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
Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities (for which no securities were so designated at December 31, 2010 and 2009) would be recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts. Holding gains and losses on trading securities (for which no securities were so designated at December 31, 2010 and 2009) would be included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income in stockholders’ equity until realized. Transfers of securities between categories would be recorded at fair value at the date of transfer. Unrealized holding gains and losses would be recognized in earnings for transfers into the trading category.
Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Amortization of premiums and accretion of discounts for mortgage-backed securities are recognized as interest income using the interest method, which considers the timing and amount of prepayments of the underlying mortgages in estimating future cash flows for individual mortgage-backed securities. For other debt securities in the available-for-sale and held-to-maturity categories, premiums and discounts are amortized or accreted over the lives of the respective securities, with consideration of historical and estimated prepayment rates, as an adjustment to yield using the interest method. Interest income is recognized when earned. Realized gains and losses from the sale of any securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
losses, management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. The analysis requires management to consider various factors, which include (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security; (2) duration and magnitude of the decline in value; (3) the financial condition of the issuer or issuers; (4) structure of the security; and (5) the intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.
If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, the Company assesses whether the impairment is other-than-temporary. If the Company intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If the Company does not intend to sell the debt security, the Company considers available evidence to assess whether it more likely than not it will be required to sell the security before the recovery of its amortized cost basis. If the Company more likely than not will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment shall be considered to have occurred.
If the Company does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment shall be considered to have occurred. Similarly, if the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (i.e., a credit loss exists), and an other-than-temporary impairment shall be considered to have occurred. In such situations, the credit loss is recorded through earnings as an other-than-temporary impairment.
Loans
Interest on loans is credited to income based on the principal amount outstanding. Loans are considered delinquent whenever interest and/or principal payments have not been received when due. The recognition of interest income is discontinued when, in management’s judgment, the interest will not be collectible in the normal course of business. Subsequent payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income. Loans are returned to accrual status when management believes full collectability of principal and interest is expected. The Banks consider a loan impaired when all amounts due — both principal and interest — will not be collected in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. When measuring impairment for loans, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan; however, the Banks would measure impairment based on the fair value of the collateral, using observable market prices, if foreclosure was probable.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to interest income over the lives of the related loans using the interest method.
The reserve for loan losses is available to absorb loan charge-offs. The reserve is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Loans are partially or fully charged off when Bank management believes such amounts are uncollectible, either through collateral liquidation or cash payment. The provision charged to operations each year is that amount which management believes is sufficient to bring the balance of the reserve to a level adequate to absorb estimated losses inherent in the loan portfolio, based on their knowledge and evaluation of past losses, the current loan portfolio, and the current economic environment in which the borrowers of the Banks operate.
Management believes the reserve for loan losses is adequate to absorb losses in the loan portfolio based upon information available. While management uses available information to recognize losses on loans, future additions to the reserve may be necessary based on changes in economic conditions. Additionally, various regulatory agencies, as an integral part of the examination process, periodically review the Banks’ reserves for loan losses. Such agencies may require the Banks to add to their reserves for loan losses based on their judgments and interpretations about information available to them at the time of their examinations.
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is computed over the expected lives of the assets, using the straight-line method. Estimated useful lives are 40 years for bank buildings and three to ten years for furniture, fixtures, and equipment. Expenditures for major renewals and improvements of bank premises and equipment (including related interest expense, which was $85,984, for the year ended December 31, 2008) are capitalized, and those for maintenance and repairs are expensed as incurred.
Certain long-lived assets, such as premises and equipment, and certain identifiable intangible assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In such situations, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, using observable market prices. Assets to be disposed of would be reported at the lower of the carrying amount or estimated fair value, less estimated selling costs.
Other Real Estate Owned
Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure, for loans on which borrowers have defaulted as to payment of principal and interest. Properties acquired are initially recorded at the lower of the Banks’ carrying amount of the related loan or fair value, using observable market prices, less estimated selling costs. Valuations are performed periodically by management, and an allowance for losses is established by means of a charge to noninterest expense if the carrying value of a property exceeds its fair value, using observable market prices, less estimated selling costs. Subsequent increases in the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
fair value (less estimated selling costs) are recorded through a reversal of the allowance, but not below zero. Costs related to development and improvement of property are capitalized, while costs relating to holding the property are expensed.
Intangible Assets
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey in 2003, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at December 31, 2010 will be $16,288 for each of the next five years, and $39,362 thereafter.
The excess of the Company’s consideration given in its acquisition of The Bank of Godfrey over the fair value of the net assets acquired is recorded as goodwill, an intangible asset on the consolidated balance sheets. Goodwill is the Company’s only intangible asset with an indefinite useful life, and the Company is required to test the intangible asset for impairment on an annual basis. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. No impairment writedown was required in 2010, 2009, or 2008.
Federal Home Loan Bank Stock
Included in other assets at December 31, 2010 and 2009 are equity securities totaling $6,256,000 and $7,221,300, respectively, representing common stock of the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, which are administered by the Federal Housing Finance Agency. As members of the Federal Home Loan Bank system, the Banks must maintain minimum investments in the capital stock of their respective district Federal Home Loan Banks. The stock is recorded at cost, which represents redemption value.
Securities Sold Under Agreements to Repurchase
The Banks enter into sales of securities under agreements to repurchase at specified future dates. Such repurchase agreements are considered financing arrangements and, accordingly, the obligation to repurchase assets sold is reflected as a short-term borrowing liability in the consolidated balance sheets. Repurchase agreements are collateralized by debt securities which are under the control of the Banks.
Reserve for Unfunded Commitments
A reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in other liabilities in the consolidated balance sheets. The determination of the appropriate level of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of operations.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Income Taxes
The Company and Banks file consolidated federal and state income tax returns. Applicable income tax expense is computed based on reported income and expenses, adjusted for permanent differences between reported and taxable income. Penalties and interest assessed by income taxing authorities are included in income tax expense in the year assessed, unless such amounts relate to an uncertain tax position. The Company had no uncertain tax positions at December 31, 2010 or 2009.
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
The Company’s consolidated federal income tax returns for the years ended December 31, 2009 and 2008 are presently being audited by the Internal Revenue Service. The Company’s consolidated Illinois state income tax returns for the years ended December 31, 2009 and 2008 were audited by the state of Illinois, with no material differences noted. The Company’s other state income tax returns have never been examined by the applicable state taxing authorities. The Company’s federal and state income tax returns are subject to examination generally for three years after such returns are filed.
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
Loan origination fees are recognized upon the sale of the related loans and included in the consolidated statements of operations as other noninterest income. The Banks do not retain the servicing rights for any such loans sold in the secondary market.
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common and preferred stock. Such costs are recorded as a reduction of equity capital.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Earnings per Share
Basic earnings (loss) per share data is calculated by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of earnings (loss) per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised. The following table presents a summary of per share data and amounts for the periods indicated.

	Years ended December 31,
	2010	2009	2008
Basic
Net loss attributable to common shareholders	$(50,736,947)	(31,004,472)	(319,230)

Weighted average common shares outstanding	21,867,606	20,864,483	20,669,512

Basic loss per share	$(2.32)	(1.49)	(0.02)

Diluted
Net loss attributable to common shareholders	$(50,736,947)	(31,004,472)	(319,230)

Weighted average common shares outstanding	21,867,606	20,864,483	20,669,512
Effect of average dilutive stock options	—	16,625	393,553

Diluted weighted average common shares outstanding	21,867,606	20,881,108	21,063,065

Diluted loss per share	$(2.32)	(1.49)	(0.02)

As of December 31, 2010, 2009 and 2008, options to purchase 1,969,916, 2,091,266, and 1,593,450 shares, respectively, were excluded from the earnings per share calculation because their effect was anti-dilutive.
Stock Options
Compensation costs relating to share-based payment transactions are recognized in the Company’s consolidated financial statements over the period of service to which such compensation relates (generally the vesting period), and are measured based on the fair value of the equity instruments issued. The grant date values of share options are estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost would be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
No stock options were granted in 2010. The weighted average fair value of options granted in 2008 was $1.89 for an option to purchase one share of Company common stock; however, the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted, including minimal or no volatility in the Company’s common stock price, expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the U.S. treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs. No value was ascribed

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
to the options granted in 2009, as the option price exceeded the market value of the stock on the grant date.
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
Fair Value Measurements
The Company uses fair value measurements to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income, and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
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
While certain assets are recorded at the lower of cost or fair value (e.g., other real estate owned, loans held for sale, impaired loans, etc.), the only assets recorded at fair value on a recurring basis by the Company are investments in available-for-sale debt securities, which are measured at fair value using Levels 2 and 3 valuation inputs. For all debt securities other than the trust preferred debt securities described below, the market valuation utilizes several sources, primarily pricing sources, which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Quoted
	prices in
	active	Significant
	markets for	other	Significant
	identical	observable	unobservable	Total
	assets	inputs	inputs	fair
	(Level 1)	(Level 2)	(Level 3)	value
Investments in available-for sale debt securities:
Obligations of U.S. government agencies and corporations	$—	73,531,650	—	73,531,650
Obligations of state and political subdivisions	—	20,111,832	—	20,111,832
Trust preferred securities	—	—	511,289	511,289
U.S. agency residential mortgage-backed securities	—	147,444,690	—	147,444,690

	$—	241,088,172	511,289	241,599,461

Included in investments in available-for-sale debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value, and an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets for which fair value is measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets for the years ending December 31, 2010, 2009, and 2008:

	2010	2009	2008
Balance, at fair value, at beginning of year	$1,237,737	1,416,729	3,970,077
Net unrealized gain (loss) arising in period	(133,506)	197,129	(2,282,354)
Impairment write-downs recognized	(577,921)	(340,957)	—
Accreted discount	1,383	895	678
Payments in kind	19,694	—	—
Principal payments received	(36,098)	(36,059)	(271,672)

Balance, at fair value, at end of year	$511,289	1,237,737	1,416,729

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Reclassifications
Certain reclassifications have been made to the 2009 and 2008 consolidated financial statement amounts to conform to the 2010 presentation. Such reclassifications have no effect on the previously reported net loss or stockholders’ equity.
Subsequent Events
The Company has considered all events occurring subsequent to December 31, 2010 for possible disclosures through the filing date of this Annual Report on Form 10-K.
NOTE 2 — CASH AND DUE FROM BANKS
The Banks are required to maintain certain daily reserve balances of cash and due from banks in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 2010 and 2009 were $333,000 and $737,000, respectively.
NOTE 3 — INVESTMENTS IN DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair values of the Banks’ available-for-sale debt securities at December 31, 2010 and 2009 were as follows:

		Gross	Gross
		unreal-	unreal-	Estimated
	Amortized	ized	ized	fair
2010	cost	gains	losses	value
Obligations of U.S. government agencies and corporations	$73,664,373	380,259	(512,982)	73,531,650
Obligations of state and political subdivisions	19,637,799	474,033	—	20,111,832
Trust preferred securities	3,104,269	—	(2,592,980)	511,289
U.S. agency residential mortgage-backed securities	145,147,951	3,406,881	(1,110,142)	147,444,690

	$241,554,392	4,261,173	(4,216,104)	241,599,461

		Gross	Gross
		unreal-	unreal-	Estimated
	Amortized	ized	ized	fair
2009	cost	gains	losses	value
Obligations of U.S. government agencies and corporations	$116,150,389	273,013	(978,159)	115,445,243
Obligations of state and political subdivisions	30,012,602	651,846	(12,863)	30,651,585
Trust preferred securities	3,697,211	—	(2,459,474)	1,237,737
U.S. agency residential mortgage-backed securities	134,883,536	2,430,220	(528,765)	136,784,991

	$284,743,738	3,355,079	(3,979,261)	284,119,556

The amortized cost and estimated fair values of debt securities classified as available-for-sale at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

		Estimated
	Amortized	fair
	cost	value
Due one year or less	$3,190,094	3,192,370
Due one year through five years	13,565,623	13,803,967
Due five years through ten years	54,525,948	54,847,966
Due after ten years	25,124,776	22,310,468
U.S. agency residential mortgage-backed securities	145,147,951	147,444,690

	$241,554,392	241,599,461

Provided below is a summary of available-for sale debt securities which were in an unrealized loss position at December 31, 2010 and 2009:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
2010	fair value	losses	fair value	losses	fair value	losses
Obligations of U.S. government agencies and corporations	$29,292,591	(512,982)	—	—	29,292,591	(512,982)
Trust preferred securities	—	—	511,289	(2,592,980)	511,289	(2,592,980)
U.S. agency residential mortgage-backed securities	41,881,844	(1,110,142)	—	—	41,881,844	(1,110,142)

	$71,174,435	(1,623,124)	511,289	(2,592,980)	71,685,724	(4,216,104)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
2009	fair value	losses	fair value	losses	fair value	losses
Obligations of U.S. government agencies and corporations	$76,621,565	(978,159)	—	—	76,621,565	(978,159)
Obligations of states and political subdivisions	3,663,692	(12,863)	—	—	3,663,692	(12,863)
Trust preferred securities	—	—	1,237,737	(2,459,474)	1,237,737	(2,459,474)
U.S. agency residential mortgage-backed securities	53,124,575	(528,399)	54,376	(366)	53,178,951	(528,765)

	$133,409,832	(1,519,421)	1,292,113	(2,459,840)	134,701,945	(3,979,261)

The obligations of U.S. government agencies and corporations and U.S. agency residential mortgage-backed securities with unrealized losses are primarily issued from and guaranteed by the Federal Home Loan Bank, Federal National Mortgage Association, or Federal Home Loan Mortgage Corporation. The obligations of states and political subdivisions with unrealized losses are primarily comprised of municipal bonds with adequate credit ratings, underlying collateral, and/or cash flow projections. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Banks do not intend to sell the securities with unrealized losses, and it is not more likely than not that the Banks will be required to sell them before recovery of their amortized cost bases, which may be at maturity.
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts and insurance companies. The market for trust preferred securities at December 31,

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
2010 and 2009 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spreads in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for the securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is more likely than not that the Banks will not be required to sell them.
The Banks’ trust preferred securities consist of the following issues at December 31, 2010:

	Pools
	I PreTsl III	PreTsl XXVIII	PreTsl XIV	T Pref 1	Total
Class	C	B	B-1	B
Original par	$1,000,000	$1,000,000	$1,000,000	$2,000,000
Amortized cost	1,000,000	933,589	586,256	584,424	$3,104,269
Fair value	266,100	124,789	97,970	22,430	511,289
Discounted cash flow	1,002,478	934,024	586,256	587,758
Year to date impairment	—	—	431,397	146,524	577,921
Lowest credit rating assigned to the security:
Moody’s	NR	Ca	Ca	Ca
Fitch	CCC	CC	C	D
Number of banks/insurers	25	56	64	59
Banks/insurers currently performing	24	42	36	14
Actual deferrals and defaults as a percentage of the original collateral	7.60%	20.50%	30.00%	11.70%
Excess subordination as a percentage of the remaining performing collateral	3.20%	(19.30)%	(32.40)%	(56.30)%
The Company has reviewed its trust preferred security pools and determined that the collateral should be divided between two specific industries for credit analysis — banks and insurance companies. The Company then determined the industry specific default rates for the two industries. The bank rate was determined by reviewing each individual institution and its performance using publicly available information. The insurance company rate was determined by examining a study by a well-known rating agency that displayed the average one-year impairment rate.
To determine a pool-specific loss rate, the Company determined that a common indicator was needed for each issuer. For banks, the Company obtained an estimated regulatory rating from a well-known financial institution rating service to use as an indicator of default probability. The Company then adjusted the default rate from 0.20% to 1.00% based on the regulatory rating obtained. For insurance companies, the Company obtained the rating for the primary insurance company to use as an indicator of default probability and modified the default rate from 0.25% to 1.25% based on the ratings.
To obtain the expected annual default rate for the pool, the Company computed the weighted average rating for each issuer based on the remaining issuance amount as a percentage of the total remaining collateral. Any issuer with a specific default rate was only weighted by the portion of the issuance remaining after the application of the specific default rate. The Company reviews the assumptions quarterly for reasonableness and will update those assumptions that management believes have changed given market conditions, changes in deferrals and defaults, as well as other factors that can impact these assumptions. Based on the results of this analysis, the Company

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
ensures that actual deferrals/defaults as well as forecasted deferrals/defaults of specific institutions are appropriately factored into the cash flow projections for each security.
In the tables above, “Excess subordination as percentage of the remaining performing collateral” (Excess Subordination Ratio) was calculated as follows: (total face value of performing collateral less face value of all outstanding note balances not subordinate to the Company’s investment) ÷ total face value of performing collateral. The Excess Subordination Ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Company’s securities would be impacted. A positive Excess Subordination Ratio signifies there is some support from subordinate tranches available to absorb losses before the Company’s investment would be impacted, while a negative Excess Subordination Ratio for each of the mezzanine tranche securities indicates there is no support. A negative Excess Subordination Ratio is not definitive, in isolation, for determining whether or not an other-than-temporary credit loss should be recorded for a pooled trust preferred security. Other factors affect the timing and amount of cash flows available for payments to the note holders (investors), including the excess interest paid by the issuers (the issuers typically pay higher rates of interest than are paid out to the note holders).
As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (OTTI). The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2010 and 2009:

	2010	2009
Accumulated credit losses on trust preferred securities:
Beginning of year	$340,957	—
Additions related to other-than-temporary impairment losses not previously recognized	431,397	340,957
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary impairment losses	146,524	—
Reductions due to increases in expected cash flows	—	—

End of year	$918,878	340,957

The carrying value of debt securities pledged to secure public funds, securities sold under repurchase agreements, certain borrowings, and for other purposes amounted to approximately $150,544,000 and $160,923,000 at December 31, 2010 and 2009, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $9,118,574 and $17,791,974 as additional collateral to secure public funds at December 31, 2010 and 2009, respectively.
During 2010, 2009, and 2008, certain available-for-sale securities were sold for proceeds totaling $20,848,467, $56,075,085, and $35,428,956, respectively, resulting in gross gains of $295,024, $1,346,806, and $342,864, respectively, and gross losses of $7,515, $241, and $21,751, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 4 — LOANS
The composition of the loan portfolio at December 31, 2010 and 2009 is as follows:

	2010	2009
Commercial:
Real estate	$716,773,796	797,054,385
Other	80,973,537	82,732,850
Real estate:
Construction	100,456,596	172,731,598
Residential	69,143,298	84,080,509
Consumer	2,914,139	3,704,533

	$970,261,366	1,140,303,875

The Banks grant commercial, industrial, residential, and consumer loans (including overdrafts totaling $119,430 and $50,070 at December 31, 2010 and 2009, respectively) throughout the St. Louis, Missouri, Phoenix, Arizona, and Houston, Texas metropolitan areas and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.
The aggregate amount of loans to executive officers and directors and loans made for the benefit of executive officers and directors was $36,585,775 and $62,282,603 at December 31, 2010 and 2009, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility. A summary of activity for loans to executive officers and directors for the year ended December 31, 2010 is as follows:

Balance, December 31, 2009	$62,282,603
New loans made	21,041,439
Payments received	(27,716,652)
Other	(19,021,615)

Balance, December 31, 2010	$36,585,775

Other changes represent changes in the composition of executive officers, directors, and their related entities which occurred in 2010.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Transactions in the reserve for possible loan losses for the years ended December 31, 2010, 2009, and 2008 are summarized as follows:

	2010	2009	2008
Balance, January 1	$32,221,569	14,305,822	9,685,011
Provision charged to operations	41,491,947	53,450,000	11,148,000
Charge-offs	(37,010,872)	(37,114,551)	(6,553,417)
Recoveries of loans previously charged off	598,431	1,580,298	26,228

Balance, December 31	$37,301,075	32,221,569	14,305,822

The Company risk rates all of the loans in its loan portfolio, using a 1-7 risk rating system, with a “1” rated credit being a high quality loan and a “7” rated credit having some level of loss in the credit. Loan officers are responsible for risk-rating their own credits, including maintaining the risk rating on a current basis. Downgrades are discussed at various management and loan committee meetings. The risk ratings are also subject to an on-going review by an extensive loan review process performed independent of the loan officers. An adequately controlled risk rating process allows Company management to conclude that the Banks’ watch lists (which include all credits risk-rated “4” or greater) are, for all practical purposes, a complete profile of situations with current loss exposure.
All loans included in the watch lists require separate action plans to be developed to reduce the level of risk inherent in the credit relationship. Based on the information included on the watch lists and a review of each individual credit relationship thereon, the Company determines whether a credit is impaired.
When measuring impairment for loans, the expected future cash flows of impaired loans are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of collateral for a collateral dependent loan; however, substantially all of the Company’s presently impaired credit relationships are collateralized by (and derive their ultimate cash flows therefrom) commercial, construction, or residential real estate and, accordingly, virtually all of the Company’s impairment calculations for the present portfolio have been based on the underlying values of the real estate collateral.
The Banks’ watch lists include complete listings of credit relationships that are considered to be impaired, along with an assessment of the estimated impairment loss to be included as specific exposure for impaired loans. Such impairment calculations are based on current appraisals of the underlying real estate collateral. The Company regularly obtains updated appraisals for all of its impaired credit relationships. The continued decline in real estate values experienced by the Company during the three years ended December 31, 2010 has resulted in an increased level of the reserve for loan losses for these specifically identifiable impairment losses.
The sum of all exposure amounts calculated for impaired loans are included in the reserve for loan losses as the specifically-identifiable losses portion of the account balance. This is one portion of the reserve for loan losses. The second portion of the reserve for loan losses is a general reserve for all credit relationships not considered to be specifically impaired. This amount is calculated by first calculating the historical charge-off ratio for each of the particular loan categories and then subjectively adjusting these historical ratios for several economic and environmental factors. The adjusted ratio for each loan category is then applied against the nonimpaired loans in that loan

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
category, resulting in a general reserve for that particular loan category. The sum of these general reserve categories, when added to the amount of specifically identified losses on impaired credits, results in the final reserve for loan losses balance for a particular date. The Banks follow this process for calculating the reserve for loan losses on a quarterly basis.
In calculating the general portion of the reserve for possible loan losses, the loan categories used are real estate construction, residential real estate, commercial real estate, commercial and industrial, and consumer loans. In 2009 and 2008, historical charge-off ratios were calculated on a rolling 36-month basis, which resulted in higher reserve levels with the increased levels of charge-offs experienced during the past three years. Beginning in the fourth quarter of 2010, the Company has reduced this historical “look-back” period to a rolling 24-month period on a consolidated basis to more closely relate current periods with the most recent historical data, and thus require less adjustment for the other environmental factors. This change resulted in an increase to the general portion of the reserve for possible loan losses of approximately $5,696,000 at December 31, 2010 from the amount that would have been required using the rolling 36-month historical charge-off ratios.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At December 31, 2010, the Company’s consolidated reserve for loan losses calculation had the following components (in thousands of dollars):
     Specifically identifiable exposure on impaired loans:

Loan type	# of credits	Loan balance	Exposure
Real estate construction	30	$38,347	$4,633
Residential real estate	18	3,156	357
Commercial real estate	55	130,065	9,109
Commercial and industrial	14	14,580	1,628
Consumer	1	4	1

		$186,152	$15,728

     General reserve for nonimpaired credits:

	Historical	Adjusted
	charge-off	charge-off	Non-impaired	Calculated
Loan type	percentage	percentage	loan balance	reserve
Real estate construction	11.37%	11.81%	$62,110	$7,333
Residential real estate	1.97%	2.29%	65,987	1,514
Commercial real estate	2.01%	2.10%	586,709	12,297
Commercial and industrial	0.45%	0.60%	66,393	401
Consumer	0.88%	0.97%	2,910	28

			784,109	21,573

Total			$970,261	$37,301

At December 31, 2009, the Company’s consolidated reserve for loan losses calculation had the following components (in thousands of dollars):
Specifically identifiable exposure on impaired loans:

Loan type	# of credits	Loan balance	Exposure
Real estate construction	26	$41,737	$9,772
Residential real estate	14	4,459	830
Commercial real estate	21	50,798	5,737
Commercial and industrial	2	1,148	384
Consumer	1	2	1

		$98,144	$16,724

     General reserve for non-impaired credits:

	Historical	Adjusted
	charge-off	charge-off	Non-impaired	Calculated
Loan type	percentage	percentage	loan balance	reserve
Real estate construction	3.35%	3.91%	$130,995	$5,125
Residential real estate	1.00%	1.47%	79,621	1,167
Commercial real estate	1.04%	1.14%	746,256	8,519
Commercial and industrial	0.31%	0.71%	81,585	581
Consumer	1.24%	2.86%	3,703	106

			1,042,160	15,498

Total			$1,140,304	$32,222

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Following is an analysis of the reserve for possible loan losses by loan type and those that have been specifically evaluated or evaluated in aggregate at December 31, 2010 and 2009 (in thousands of dollars):

	Commercial real		Real estate	Residential real
	estate	Commercial other	construction	estate	Consumer	Total
2010
Reserve for possible loan losses:
Beginning balance	$14,256	965	14,897	1,997	107	32,222
Charge-offs	(14,962)	(221)	(19,878)	(1,910)	(40)	(37,011)
Recoveries	462	63	22	30	21	598
Provision	21,650	1,222	16,925	1,754	(59)	41,492

Ending balance	$21,406	2,029	11,966	1,871	29	37,301

Individually evaluated for impairment	$9,109	1,628	4,633	357	1	15,728
Collectively evaluated for impairment	12,297	401	7,333	1,514	28	21,573

Financial receivables:
Individually evaluated for impairment	$130,065	14,580	38,347	3,156	4	186,152
Collectively evaluated for impairment	586,709	66,393	62,110	65,987	2,910	784,109

Ending balance	$716,774	80,973	100,457	69,143	2,914	970,261

2009
Reserve for possible loan losses:
Beginning balance	$9,623	1,080	2,172	1,380	51	14,306
Charge-offs	(18,532)	(656)	(16,042)	(1,832)	(52)	(37,114)
Recoveries	1,033	4	371	150	22	1,580
Provision	22,132	537	28,396	2,299	86	53,450

Ending balance	$14,256	965	14,897	1,997	107	32,222

Individually evaluated for impairment	$5,737	384	9,772	830	1	16,724
Collectively evaluated for impairment	8,519	581	5,125	1,167	106	15,498

Financial receivables:
Individually evaluated for impairment	$50,798	1,148	41,737	4,459	2	98,144
Collectively evaluated for impairment	746,256	81,585	130,995	79,621	3,703	1,042,160

Ending balance	$797,054	82,733	172,732	84,080	3,705	1,140,304

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Following is a summary of past due loans by type and by number of days delinquent at December 31, 2010 and 2009 (in thousands of dollars):

							Recorded
						Total	investment >
	30-59 days	60-89 days	Greater than	Total		financing	90 days and
	past due	past due	90 days	past due	Current	receivables	accruing
2010
Commercial:
Real estate	$5,022	6,491	64,032	75,545	641,229	716,774	—
Other	271	9,283	235	9,789	71,184	80,973	—
Real estate:
Construction	7,199	—	28,296	35,495	64,962	100,457	—
Residential	3,195	567	2,403	6,165	62,978	69,143	—
Consumer	—	—	—	—	2,914	2,914	—

Total	$15,687	16,341	94,966	126,994	843,267	970,261	—

2009
Commercial:
Real estate	$3,916	8,959	35,914	48,789	748,265	797,054	3,318
Other	—	580	214	794	81,939	82,733	100
Real estate:
Construction	4,581	4,426	15,473	24,480	148,252	172,732	—
Residential	340	288	4,145	4,773	79,307	84,080	143
Consumer	—	—	25	25	3,680	3,705	—

Total	$8,837	14,253	55,771	78,861	1,061,443	1,140,304	3,561

Following is a summary of impaired loans by type at December 31, 2010 and 2009 (in thousands of dollars):

	Recorded	Unpaid principal	Related	Average recorded	Interest income
	investment	balance	allowance	investment	recognized
2010
Commercial:
Real estate	$130,065	141,938	9,109	137,401	623
Other	14,580	14,888	1,628	14,713	80
Real estate:
Construction	38,347	56,750	4,633	46,875	104
Residential	3,156	4,552	357	3,997	1
Consumer	4	4	1	4	—

Total	$186,152	218,132	15,728	202,990	808

2009
Commercial:
Real estate	$50,798	55,422	5,737	54,079	454
Other	1,148	1,154	384	1,150	7
Real estate:
Construction	41,737	53,860	9,772	46,233	176
Residential	4,459	5,779	830	4,645	—
Consumer	2	2	1	2	—

Total	$98,144	116,217	16,724	106,109	637

Following is a summary of loans on nonaccrual status by type at December 31, 2010 and 2009 (in thousands of dollars):

	2010	2009
Commercial:
Real estate	$104,714	34,746
Other	13,660	114
Real estate:
Construction	29,894	17,207
Residential	3,119	4,593
Consumer	4	568

Total	$151,391	57,228

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Had the Banks’ nonaccrual loans continued to accrue interest, the Banks would have earned additional income of $10,159,025, $4,425,441, and $1,716,845 during the years ended December 31, 2010, 2009, and 2008, respectively.
Following is a summary of loans segregated based on credit quality indicators at December 31, 2010 and 2009 (in thousands of dollars):

2010	Commercial	Commercial	Real estate	Residential
Grade	real estate	other	construction	real estate	Consumer	Total
Pass	$561,135	60,406	56,533	63,412	2,910	744,396
Special Mention	14,821	5,524	4,714	2,217	—	27,276
Substandard	140,818	12,258	38,060	3,514	4	194,654
Doubtful	—	2,785	1,150	—	—	3,935

Total	$716,774	80,973	100,457	69,143	2,914	970,261

2009	Commercial	Commercial	Real estate	Residential
Grade	real estate	other	construction	real estate	Consumer	Total
Pass	$732,619	80,022	119,858	77,683	3,681	1,013,863
Special Mention	16,289	1,472	2,871	1,593	—	22,225
Substandard	47,655	1,126	50,003	4,769	24	103,577
Doubtful	491	113	—	35	—	639

Total	$797,054	82,733	172,732	84,080	3,705	1,140,304

NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31, 2010 and 2009 is as follows:

	2010	2009
Land	$7,978,415	8,721,656
Buildings and improvements	29,948,836	29,948,836
Furniture, fixtures, and equipment	9,328,841	9,217,411
Construction in progress	—	3,732,590

	47,256,092	51,620,493
Less accumulated depreciation	11,478,417	9,409,957

	$35,777,675	42,210,536

Amounts charged to noninterest expense for depreciation aggregated $2,078,116, $2,239,106 and $2,319,204, for the years ended December 31, 2010, 2009, and 2008, respectively.
Certain branch construction contracts have involved contracts for construction with a general contracting company that is majority-owned by one of the Company’s directors. All construction contracts entered into by the Company have been made under formal sealed bid processes. During the years ended December 31, 2010, 2009, and 2008, the Company paid $8,931, $4,122, and $715,470, respectively, to the construction company owned by the Company director for construction costs incurred.
Reliance Bank leases certain premises under noncancelable operating lease agreements that expire at various dates through 2026, with various options to extend the leases. Minimum rental

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
commitments for payments under all noncancelable operating lease agreements at December 31, 2010 for each of the next five years, and in the aggregate, are as follows:

Minimum
lease payments
Year ending December 31:
2011	$722,413
2012	693,892
2013	429,698
2014	432,613
2015	442,444
Thereafter	4,506,616

Total minimum payments required	$7,227,676

Total rent paid by the Company in 2010, 2009, and 2008 was $710,691, $761,852, and $750,113, respectively.
Reliance Bank leases out a portion of certain of its banking facilities to unaffiliated companies under noncancelable leases that expire at various dates through 2016. Minimum rental income under these noncancelable leases at December 31, 2010, for each of the next five years and in the aggregate, is as follows:

Year ending December 31:
2011	$247,851
2012	95,110
2013	60,539
2014	42,484
2015	42,484
Thereafter	3,540

Total minimum payments required	$492,008

Total rental income recorded by the Reliance Bank in 2010, 2009, and 2008 totaled $261,742, $288,100, and $260,970, respectively.
Included in land and construction in progress at December 31, 2009 were four parcels of property located in southwestern Florida which were purchased for future branch expansion. The Company determined that it would not be constructing branches on those sites in the foreseeable future and, accordingly, has transferred the properties to other real estate owned and recognized an impairment charge of $3,402,512 in other real estate expense, to write down the land to the properties’ fair values based on current appraisals.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 6 — DEPOSITS
A summary of interest-bearing deposits at December 31, 2010 and 2009 is as follows:

	2010	2009
Interest-bearing transaction accounts	$252,447,257	202,348,691
Savings	317,661,244	341,177,173
Other time deposits:
Less than $100,000	278,342,321	353,498,850
$100,000 and over	170,420,374	297,205,902

	$1,018,871,196	1,194,230,616

Deposits of executive officers, directors and their related interests at December 31, 2010 and 2009 totaled $23,929,128 and $14,687,238, respectively.
Interest expense on deposits for the years ended December 31, 2010, 2009, and 2008 is summarized as follows:

	2010	2009	2008
Interest-bearing transaction accounts	$1,971,283	2,084,080	3,787,690
Savings	3,647,678	7,369,936	942,446
Other time deposits:
Less than $100,000	8,739,062	14,439,151	16,252,548
$100,000 and over	5,387,309	9,707,845	13,668,035

	$19,745,332	33,601,012	34,650,719

Following are the maturities of time deposits for each of the next five years and in the aggregate at December 31, 2010:

Year ending December 31:
2011	$287,345,353
2012	92,459,859
2013	35,517,412
2014	11,691,557
2015	13,033,224
Thereafter	8,715,290

$448,762,695

NOTE 7 — INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Current:
Federal income taxes	$—	(1,793,905)	1,545,625
State income taxes	—	—	(147,142)
Deferred income taxes	(14,765,155)	(14,835,657)	(2,478,369)
Valuation reserve	26,076,828	—	—

	$11,311,673	(16,629,562)	(1,079,886)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
A reconciliation of expected income tax expense (benefit) computed by applying the Federal statutory rate of 34% to loss before applicable income tax benefit for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Expected statutory federal income tax benefit	$(12,653,717)	(15,635,554)	(475,699)
State income taxes, net of federal benefit	—	—	(97,114)
Tax exempt interest and dividend income	(353,753)	(397,340)	(459,002)
Incentive stock options	49,026	115,244	115,759
Other, net	(1,806,711)	(711,912)	(163,830)
Valuation reserve	26,076,828	—	—

	$11,311,673	(16,629,562)	(1,079,886)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010, 2009, and 2008 are presented below:

	2010	2009
Deferred tax assets:
Amortization of start-up costs for tax reporting purposes	$35,582	39,326
Reserve for possible loan losses	13,850,218	11,973,337
Operating loss and tax credit carryforwards	14,735,993	5,583,001
Stock option expense	298,236	203,610
Other real estate owned	4,606,309	1,152,721
Nonaccrual loan interest	1,950,783	1,841,692
Investment write-down	340,536	126,358
Unrealized net holding losses on available-for-sale securities	—	212,222
Other, net	49,052	336,357

Total deferred tax assets	35,866,709	21,468,624

Deferred tax liabilities:
Bank premises and equipment	(1,544,877)	(1,693,402)
Purchase adjustments	(46,896)	(53,219)
Unrealized net holding gains on available-for-sale securities	(15,323)	—

Total deferred tax liabilities	(1,607,096)	(1,746,621)

Net deferred tax assets	34,259,613	19,722,003
Valuation reserve	(26,076,828)	—

Net deferred tax assets after valuation reserve	$8,182,785	19,722,003

The Company is required to provide a valuation reserve on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company had not established a valuation reserve at December 31, 2009 or 2008 due to management’s belief and analysis that future income levels would be sufficient to realize the net deferred tax assets recorded. In 2010, the Company received a total of $1,951,677 for the carryback of net operating losses for tax reporting purposes of prior years. At December 31, 2010, the Company has deferred tax assets of $13,609,596 for net operating loss carryforwards for federal tax reporting purposes totaling $38,561,563 which will expire beginning in 2029, if unused. The Company also has

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
deferred tax assets for operating loss carryforwards for Florida state income tax reporting purposes totaling $1,084,856 for losses incurred by Reliance Bank, F.S.B. Such operating losses totaled $19,724,646 at December 31, 2010, and will begin to expire, if unused, by 2023. Given the Company’s cumulative losses that have occurred through 2010, the Company has established a valuation reserve of $26,076,828 for its deferred tax assets. This valuation reserve will be reversed when the Company demonstrates a consistent earnings trend and begins using the net operating loss for tax reporting purposes.
NOTE 8 — SHORT-TERM BORROWINGS
At December 31, 2010 and 2009, short-term borrowings consisted entirely of securities sold under repurchase agreements of $15,177,855 and $12,696,932, respectively. The Banks also purchase funds from the Federal Home Loan Banks of Des Moines and Atlanta and other financial institutions on a daily basis, when needed for liquidity. At December 31, 2010, Reliance Bank also maintained a line of credit with availability, subject to a collateral and credit review, in the amount of $22,450,433 with the Federal Reserve Bank of St. Louis. Funds purchased, securities sold under repurchase agreements, and the line of credit with the Federal Reserve Bank of St. Louis are collateralized by debt securities with a net carrying value of approximately $85,973,000 and $48,728,000 at December 31, 2010 and 2009, respectively.
During 2008, the Company executed a short-term note payable for $7,000,000 with an unaffiliated financial institution which bore interest at 8.50%. The note was repaid at its maturity on March 31, 2009.
The average balances, maximum month-end amounts outstanding, average rates paid during the year, and average rates at year end for funds purchased and securities sold under repurchase agreements and total short-term borrowings as of and for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
Funds purchased and securities sold under repurchase agreements:
Average balance	$19,673,778	20,769,702	86,893,315
Maximum amount outstanding at any month-end	37,549,914	28,194,919	129,677,160
Average rate paid during the year	0.61%	1.01%	2.45%
Average rate at end of year	0.62%	0.63%	1.42%

Total short-term borrowings:
Average balance	$19,701,175	22,476,551	88,748,506
Maximum amount outstanding at any month-end	37,549,914	35,194,919	136,677,160
Average rate paid during the year	0.61%	1.59%	2.58%
Average rate at end of year	0.62%	0.63%	2.19%

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 9 — LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
At December 31, 2010, the Banks had fixed rate advances outstanding with the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, maturing as follows:

		Weighted
		average
	Amount	rate
Due in 2011	$1,000,000	2.82%
Due in 2012	20,000,000	4.92%
Due in 2013	5,000,000	2.50%
Due in 2014	—	—
Due in 2015	—	—
Thereafter	67,000,000	3.53%

	$93,000,000

At December 31, 2010, Reliance Bank maintained a line of credit in the amount of $165,779,654 with the Federal Home Loan Bank of Des Moines and had availability under that line of $66,761,080. Federal Home Loan Bank of Des Moines advances are secured under a blanket agreement which assigns all Federal Home Loan Bank of Des Moines stock and one- to four-family and multi-family mortgage and commercial real estate loans. Additionally, at December 31, 2010, Reliance Bank, FSB maintained a line of credit in the amount of $8,960,000 (of which $5,860,000 was available) with the Federal Home Loan Bank of Atlanta, secured by one- to four-family residential loans.
NOTE 10 — EMPLOYEE BENEFITS
The Company sponsors a contributory 401(k) savings plan to provide retirement benefits to eligible employees. Contributions made by the Company in 2010, 2009, and 2008 totaled $86,144, $145,305, and $292,353, respectively.
NOTE 11 — CAPITAL STOCK
The Company has authorized 40,000,000 shares of common stock with a par value of $0.25 per share. At December 31, 2010, 22,481,804 shares were issued and outstanding, with 2,595,250 shares reserved for issuance under the Company’s stock option programs. Holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a shareholder vote. Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors. In the event of liquidation of the Company, the holders of the Company’s common stock are entitled to share ratably in the remaining assets after payment of all liabilities and preferred shareholders as described below.
The Company has authorized 2,000,000 shares of no par preferred stock, with 42,555 shares issued and outstanding at December 31, 2010. Preferred stock may be issued by the Company’s Board of Directors from time to time, in series, at which time the terms of such series (par value per share, dividend rates and dates, cumulative or noncumulative, liquidation preferences, etc.) shall be fixed by the Board of Directors. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
additional funds, to the United States Department of the Treasury under its Troubled Assets Relief Program Capital Purchase Program authorized by the Emergency Economic Stabilization Act of 2008.
On November 10, 2009, the Company authorized 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series C for sale with an offering price of $1,000 per share. The offering was extended to existing shareholders who are accredited investors (as such term is defined in Regulation D of the Securities Act of 1933, as amended) and to other accredited investors to subscribe for and purchase shares of this series. During 2009 and 2010, the Company sold 555 shares for proceeds totaling $555,000.
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
On January 18, 2011, the Company’s Board of Directors authorized the deferral of the Company’s February 15, 2011 dividend payment on its preferred stock totaling $554,713.
Stock-Based Compensation
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
The Company may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. The transfer restrictions lapse over time depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment, and performance-based awards are based on the Company meeting specified net income goals and continued employment.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Following is a summary of stock option activity for the years ended December 31, 2010 and 2009:

	Weighted
	average		Remaining	Aggregate
	option price	Number	contractual	intrinsic
	per share	of shares	term (years)	value
Outstanding at December 31, 2008	$7.86	2,226,450
Granted	7.50	102,750
Forfeited	9.67	(81,934)
Exercised	2.58	(156,000)

Outstanding at December 31, 2009	$8.17	2,091,266	4.07	—

Exercisable, end of year	$7.83	1,820,068	3.50	—

Outstanding at December 31, 2009	$8.17	2,091,266
Granted	—	—
Forfeited	11.16	(121,350)
Exercised	—	—

Outstanding at December 31, 2010	$7.98	1,969,916	2.90	—

Exercisable, end of year	$7.95	1,892,777	2.70	—

The total intrinsic value of options exercised during 2009 was $228,300.
A summary of the activity of nonvested options for the years ended December 31, 2010 and 2009 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Nonvested at December 31, 2008	300,650	$3.40
Granted	102,750	—
Vested	(106,185)	3.63
Forfeited	(26,017)	2.69

Nonvested at December 31, 2009	271,198	2.09
Granted	—	—
Vested	(178,448)	2.86
Forfeited	(15,611)	0.63

Nonvested at December 31, 2010	77,139	0.61

The total fair value of shares (based on the fair value of the options at their respective grant dates) subject to options that vested during the years ended December 31, 2010 and 2009 was $510,000 and $385,000, respectively.
As of December 31, 2010, the total unrecognized compensation expense related to nonvested stock options granted was $15,271, and the related weighted average period over which it was expected to be recognized was approximately seven months. During 2010 and 2009, the Company recognized stock option expense of $215,465 and $504,553, respectively.
During 2010, 2009, and 2008 the Company awarded 40,000, 20,000, and 2,500 shares, respectively, of the Company’s common stock on a restricted basis to certain officers which will vest over varying periods up to three years. The awarded shares are being amortized over the estimated vesting periods. The Company also awarded 106,300 shares of the Company’s common

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
stock that are contingent on the Company meeting specified net income goals during 2010, 2011, 2012, and 2013 or the combined four-year period ended December 31, 2013 and continued employment.
A summary of the activity of the Company’s restricted stock awards for the years ended December 31, 2010 and 2009 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2008	7,500	$13.50
Granted	20,000	2.30
Vested	(2,750)	12.95
Forfeited	—	—

Outstanding at December 31, 2009	24,750	4.51
Granted	196,300	1.02
Vested	(2,750)	12.95
Forfeited	(17,600)	—

Outstanding at December 31, 2010	200,700	1.37

The Company amortizes the expense related to restricted stock awards as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted to senior executive officers will vest in three years after the grant date when all funds received under the Troubled Assets Relief Program Capital Purchase Program have been paid in full. Expense for restricted stock awards of $91,489 and $50,959 was recorded for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the total unrecognized compensation expense related to restricted stock awards was $671,802, and the related weighted average period over which it was expected to be recognized was approximately 33 months.
Other Activity in Stockholders’ Equity
Following is a summary of other activity in the consolidated statements of stockholders’ equity for the years ended December 31, 2010, 2009, and 2008:

				Total
	Preferred	Common		stockholders’
	stock	stock	Surplus	equity
2010
Issuance of 255 shares of Series C preferred stock	$255,000	—	—	255,000
Issuance of 1,400,517 shares of common stock	—	350,129	3,851,422	4,201,551
Sale of 69,196 common shares of stock in connection with employee stock purchase plan	—	17,299	119,317	136,616
Issuance of 40,000 common shares of restricted stock to officers	—	10,000	(10,000)	—
Dividends on preferred stock	—	—	(2,208,458)	(2,208,458)
Stock issuance costs	—	—	(27,654)	(27,654)
Compensation cost recognized for stock options granted	—	—	215,465	215,465
Amortization of restricted stock	—	—	91,489	91,489

	$255,000	377,428	2,031,581	2,664,009

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

						Total
	Preferred	Common		Accumulated	Treasury	stockholders’
	stock	stock	Surplus	deficit	stock	equity
2009
Issuance of 40,000 shares of Series A preferred stock	$40,000,000	—	—	—	—	40,000,000
Issuance of 2,000 shares of Series B preferred stock	2,000,000	—	(2,000,000)	—	—	—
Issuance of 300 shares of Series C preferred stock	300,000	—	—	—	—	300,000
Sale of 59,824 common shares of stock in connection with employee stock purchase plan (14,910 shares from treasury)	—	11,228	(52,696)	—	216,864	175,396
Stock options exercised — 156,000 common shares (19,604 shares from treasury)	—	34,099	210,485	—	158,416	403,000
Issuance of 20,000 common shares of restricted stock to officers	—	5,000	(5,000)	—	—	—
Purchase of 10,000 common shares for treasury	—	—	—	—	(40,000)	(40,000)
Dividends on preferred stock	—	—	(545,000)	(1,102,111)	—	(1,647,111)
Stock issuance costs	—	—	(27,262)	—	—	(27,262)
Tax benefit from sale of stock options exercised	—	—	5,400	—	—	5,400
Compensation cost recognized for stock options granted	—	—	504,553	—	—	504,553
Amortization of restricted stock	—	—	50,959	—	—	50,959

	$42,300,000	50,327	(1,858,561)	(1,102,111)	335,280	39,724,935

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

				Total
	Common		Treasury	stockholders’
	stock	Surplus	stock	equity
2008
Stock options exercised — 141,000 shares (52,296 shares from treasury)	$22,177	139,656	627,552	789,385
Tax benefit from sale of stock options exercised	—	131,809	—	131,809
Purchase of 105,324 common shares for treasury	—	—	(1,305,000)	(1,305,000)
Sale of 22,049 common shares of stock from treasury in connection with employee stock purchase plan	—	(121,126)	264,588	143,462
1,400 common shares of stock awarded to directors from treasury	—	(3,448)	16,800	13,352
Issuance of 2,500 common shares of restricted stock to officer from treasury	—	(30,000)	30,000	—
Issuance of shares as partial payment for certain operating leases (2,565 shares from treasury)	—	(5,771)	30,780	25,009
Compensation cost recognized for stock options granted	—	560,895	—	560,895
Amortization of restricted stock	—	191,786	—	191,786

	$22,177	863,801	(335,280)	550,698

NOTE 12 — PARENT COMPANY FINANCIAL INFORMATION
Subsidiary bank dividends are the principal source of funds for the payment of dividends by the Company to its stockholders and for debt servicing. The Banks are subject to regulation by regulatory authorities that require the maintenance of minimum capital requirements. The Banks are also operating under regulatory agreements which restrict the payment of dividends without prior written consent from their regulators. As of December 31, 2010, there are no regulatory restrictions other than the maintenance of minimum capital standards (as discussed in note 15), as to the amount of dividends the Banks may pay.
Following are condensed balance sheets as of December 31, 2010 and 2009 and the related condensed schedules of operations and cash flows for each of the years in the three-year period ended December 31, 2010 of the Company (parent company only):

	2010	2009
Condensed Balance Sheets
Assets:
Cash	$1,365,860	7,305,628
Investment in subsidiary banks	102,413,471	140,167,588
Premises and equipment	44,471	792,360
Other assets	472,345	1,431,717

Total assets	$104,296,147	149,697,293

Liabilities — accrued expenses payable	$49,497	27,869
Total stockholders’ equity	104,246,650	149,669,424

Total liabilities and stockholders’ equity	$104,296,147	149,697,293

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2010	2009	2008
Condensed Schedules of Operations
Revenue:
Interest on interest-earning deposits in subsidiary banks	$62,814	134,348	146,090
Other income	—	2,700	274

Total revenues	62,814	137,048	146,364

Expenses:
Interest expense	—	147,097	160,319
Salaries and employee benefits	854,381	498,463	302,163
Other real estate expense	606,266	—	—
Professional fees	208,691	167,557	171,503
Other expenses	285,231	358,155	396,894

Total expenses	1,954,569	1,171,272	1,030,879

Loss before income tax and equity in undistributed income (loss) of subsidiary banks	(1,891,755)	(1,034,224)	(884,515)
Income tax expense (benefit)	205,228	(302,934)	(300,735)

	(2,096,983)	(731,290)	(583,780)
Equity in undistributed income (loss) of subsidiary banks	(46,431,506)	(28,626,071)	264,550

Net loss	$(48,528,489)	(29,357,361)	(319,230)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2010	2009	2008
Condensed Schedules of Cash Flows
Cash flows from operating activities:
Net loss	$(48,528,489)	(29,357,361)	(319,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed loss (income) of subsidiary banks	46,431,506	28,626,071	(264,550)
Write-down of other real estate owned	606,266	—	—
Depreciation	4,648	4,648	10,944
Capitalized interest expense	—	—	(4,265)
Stock option compensation cost	71,271	184,061	228,399
Common stock awarded to directors	—	—	13,352
Other, net	1,117,975	(473,935)	30,821

Net cash used in operating activities	(296,823)	(1,016,516)	(304,529)

Cash flows used in investing activities — capital injections into subsidiary banks	(8,000,000)	(25,000,000)	(17,000,000)

Cash flows from financing activities:
Proceeds from note payable	—	—	7,000,000
Repayment of note payable	—	(7,000,000)	—
Proceeds from sale of treasury stock	—	53,825	—
Purchase of treasury stock	—	(40,000)	(1,305,000)
Sale of common stock	4,338,167	121,571	143,462
Sale of preferred stock	255,000	40,300,000	—
Preferred stock dividends	(2,208,458)	(1,647,111)	—
Stock options exercised	—	403,000	789,385
Payment of stock issuance costs	(27,654)	(27,262)	—

Net cash provided by financing activities	2,357,055	32,164,023	6,627,847

Net increase (decrease) in cash	(5,939,768)	6,147,507	(10,676,682)
Cash at beginning of year	7,305,628	1,158,121	11,834,803

Cash at end of year	$1,365,860	7,305,628	1,158,121

NOTE 13 — LITIGATION
During the normal course of business, various legal claims have arisen which, in the opinion of management, will not result in any material liability to the Company.
NOTE 14 — DISCLOSURES ABOUT FINANCIAL INSTRUMENTS
The Banks issue financial instruments with off-balance sheet risk in the normal course of the business of meeting the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Banks have in particular classes of these financial instruments.
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
balance sheets. Following is a summary of the Banks’ off-balance sheet financial instruments at December 31, 2010 and 2009:

	2010	2009
Financial instruments for which contractual amounts represent:
Commitments to extend credit	$95,543,403	126,088,501
Standby letters of credit	12,938,236	13,238,950

	$108,481,639	139,327,451

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 2010, $17,930,898 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009:

	2010		2009
	Carrying	Estimated	Carrying	Estimated	Fair value
	amount	fair value	amount	fair value	measurements
Balance sheet assets:
Cash and due from banks	$27,163,804	27,163,804	27,696,530	27,696,530	Carrying value
Investments in debt securities	241,599,461	241,599,461	284,119,556	284,119,556	Levels 2 and 3 inputs
Loans, net	932,987,899	942,809,020	1,107,997,565	1,092,995,625	Level 3 inputs
Loans held for sale	1,838,800	1,838,800	577,400	577,400	Carrying value
Accrued interest receivable	3,448,850	3,448,850	5,647,887	5,647,887	Carrying value

	$1,207,038,814	1,216,859,935	1,426,038,938	1,411,036,998

Balance sheet liabilities:
Deposits	$1,080,159,216	1,086,042,553	1,266,060,197	1,279,372,223	Level 3 inputs
Short-term borrowings	15,177,855	15,177,855	12,696,932	12,696,932	Carrying value
Long-term Federal Home
Loan Bank borrowings	93,000,000	100,422,593	104,000,000	112,908,373	Level 3 inputs
Accrued interest payable	1,320,358	1,320,358	2,194,952	2,194,952	Carrying value

	$1,189,657,429	1,202,963,359	1,384,952,081	1,407,172,480

Fair values are calculated using one or more input types, as described in note 1. The following methods and assumptions were used to estimate the fair value for each class of financial instruments for which it is practicable to estimate such value:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Cash and Other Short-Term Instruments — For cash and due from banks (including interest-earning deposits in other financial institutions), accrued interest receivable (payable), loans held for sale, and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or reprice in a short time period.
Investments in Available-for-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Levels 2 and 3 valuation inputs. For all debt securities other than the trust preferred securities, the market valuation utilizes several sources, primarily pricing services, which include observable inputs rather than “significant unobservable inputs” and therefore, fall into the Level 2 category. Trust preferred securities are valued as described in note 3.
Loans — For certain homogeneous categories of loans, such as residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and with the same remaining maturities. The fair values of impaired loans are measured as the fair value of the underlying collateral, using observable market prices.
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
NOTE 15 — REGULATORY MATTERS
The Company and Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company and Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Banks are also required to maintain additional capital as described below under agreements with the banking regulators. Company management believes that, as of December 31, 2010, the Company and Banks meet all capital adequacy requirements to which they are subject, except for Reliance Bank, FSB, which was less than adequately capitalized at December 31, 2010 after recording the write-down of land held for future expansion effective December 31, 2010. The Company subsequently injected $500,000 of additional capital into Reliance Bank, FSB on February 16, 2011, which brought the Bank to an adequately capitalized level, but below the threshold required by the regulatory agreement.
As of December 31, 2010, the most recent notification from the applicable regulatory authorities categorized Reliance Bank as a well capitalized bank under the regulatory framework for prompt corrective action. To be categorized as a well capitalized bank, Reliance Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Company management believes have changed Reliance Bank’s risk categories.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at December 31, 2010, 2009, and 2008 are presented in the following table:

					To be a well
					capitalized bank under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands of dollars)
2010:
Total capital (to risk-weighted assets)
Consolidated	$108,209	10.05%	$86,168	≥8.0%	N/A	N/A
Reliance Bank	102,606	10.03%	81,824	≥8.0%	$102,280	≥10.0%
Reliance Bank, FSB	4,033	7.53%	4,287	≥8.0%	5,359	≥10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$93,896	8.72%	$43,084	≥4.0%	N/A	N/A
Reliance Bank	89,574	8.76%	40,912	≥4.0%	$61,368	≥6.0%
Reliance Bank, FSB	3,330	6.21%	2,144	≥4.0%	3,215	≥6.0%

Tier 1 capital (to average assets)
Consolidated	$93,896	7.14%	$52,589	≥4.0%	N/A	N/A
Reliance Bank	89,574	7.29%	49,161	≥4.0%	$61,451	≥6.0%
Reliance Bank, FSB	3,330	4.01%	3,324	≥4.0%	4,155	≥6.0%

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

					To be a well-
					capitalized bank under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands of dollars)
2009:
Total capital (to risk-weighted assets)
Consolidated	$146,809	11.38%	$103,198	≥8.0%	N/A	N/A
Reliance Bank	124,248	10.17%	97,691	≥8.0%	$122,113	≥10.0%
Reliance Bank, FSB	14,390	18.52%	6,215	≥8.0%	7,769	≥10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$130,486	10.12%	$51,599	≥4.0%	N/A	N/A
Reliance Bank	108,965	8.92%	48,845	≥4.0%	$73,268	≥6.0%
Reliance Bank, FSB	13,401	17.25%	3,108	≥4.0%	4,661	≥6.0%

Tier 1 capital (to average assets)
Consolidated	$130,486	8.52%	$61,244	≥4.0%	N/A	N/A
Reliance Bank	108,965	7.62%	57,211	≥4.0%	$71,514	≥5.0%
Reliance Bank, FSB	13,401	13.57%	3,952	≥4.0%	4,940	≥5.0%

					To be a well-
					capitalized bank under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands of dollars)
2008:
Total capital (to risk-weighted assets)
Consolidated	$152,517	10.87%	$112,253	≥8.0%	N/A	N/A
Reliance Bank	133,151	10.23%	104,160	≥8.0%	$130,200	≥10.0%
Reliance Bank, FSB	22,117	22.00%	8,044	≥8.0%	10,055	≥10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$138,411	9.87%	$56,102	≥4.0%	N/A	N/A
Reliance Bank	121,099	9.30%	52,080	≥4.0%	$78,120	≥6.0%
Reliance Bank, FSB	21,355	21.24%	4,022	≥4.0%	6,033	≥6.0%

Tier 1 capital (to average assets)
Consolidated	$138,411	9.07%	$61,028	≥4.0%	N/A	N/A
Reliance Bank	121,099	8.57%	56,503	≥4.0%	$70,629	≥5.0%
Reliance Bank, FSB	21,355	17.30%	4,937	≥4.0%	6,171	≥5.0%
On November 30, 2009, Reliance Bank’s Board of Directors entered into an Agreement (the Agreement) with the Missouri Division of Finance and the Federal Deposit Insurance Corporation (FDIC) to: (a) develop a plan to reduce the level of risk in each criticized asset aggregating $2,000,000 or more included in the September 21, 2009 Missouri Division of Finance examination report; (b) maintain the reserve for possible loan losses at a level which is reasonable in relation to the degree of risk inherent in the Bank’s loan portfolio; (c) develop and adopt policies and procedures designed to identify and monitor concentrations of credit, including out-of-territory loans and loan participations purchased; (d) formulate plans to reduce the Bank’s concentrations of credit, particularly in commercial real estate and land acquisition and development lending; (e) review and revise the Bank’s formal loan policy to address weaknesses noted in the September 21, 2009 Missouri Division of Finance examination report; (f) cease making or extending loans which

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
violate the Bank’s written loan policy, except in those instances in which the Board of Directors has made a prior determination that a variance from loan policy is in the best interests of the Bank, with such Board decisions appropriately documented in the minutes of the Board of Director meetings; (g) develop a formal written profit plan, which will provide a three-year budget projection for asset growth and dividend payouts to ensure Tier 1 leverage capital is maintained at least a 7% level; and (h) maintain a Tier 1 leverage capital ratio of at least 7%, and other capital ratios such that the Bank will remain well-capitalized, and not pay any dividends, management fees or bonuses, or increase any executive salary or other compensation that would reduce the Bank to a level below a well-capitalized status.
On February 10, 2010, Reliance Bank, FSB’s Board of Directors entered into a Memorandum of Understanding (the OTS MOU) with the Office of Thrift Supervision (OTS) to: (a) develop a business plan for the years ended December 31, 2010, 2011, and 2012 which shall include (1) strategies to preserve and enhance the Bank’s capital sufficient to meet its needs and support its risk profile; (2) achieve core profitability by the end of 2010; and (3) establish and maintain Board-approved loan concentration limits expressed as a percentage of risk-based capital that takes into account the Bank’s current capital position, local and regional market conditions, and the credit risks posed by higher risk loans; (b) continue to take steps to identify, classify, and properly account for problem assets, including but not limited to (1) conducting period asset quality reviews to identify and assign appropriate classifications to all problem assets; (2) performing internal impairment analyses for all problem assets identified; and (3) estimating potential losses in identified problem assets, while establishing an appropriate reserve for loan losses for all classified assets; (c) develop a detailed, written plan with specific strategies, targets, and timeframes to reduce the Bank’s level of criticized assets; (d) review the adequacy of the Bank’s reserve for loan losses policies, procedures and methodologies on at least an annual basis to ensure the timely establishment and maintenance of an adequate reserve for loan losses account balance; (e) identify and monitor all loan modifications and troubled debt restructurings, with delinquent loans that are modified being classified as substandard and placed on nonaccrual status for at least six months; (f) prohibit the increase in the dollar amount of brokered deposits; (g) analyze the major differences in and bases for significant differences in the value of assets, liabilities, and off-balance-sheet positions calculated by the OTS Net Portfolio Value and the Bank’s internal economic value of equity model; and (h) correct all deficiencies and weaknesses identified in the October 5, 2009 OTS report of examination.
On March 6, 2010, the Company entered into a Memorandum of Understanding (the Fed MOU) with the Federal Reserve Bank of St. Louis (the Federal Reserve) requiring the Company to, among other things, (a) utilize its financial and managerial resources to assist the Banks in addressing weaknesses identified during their most recent regulatory examinations, and achieving/maintaining compliance with any supervisory action between the Banks and their primary regulators; (b) declare no corporate dividends without the prior written approval of the Federal Reserve; (c) incur no additional debt without the prior written approval of the Federal Reserve; and (d) make no distributions of interest or other sums on its preferred stock without the prior written approval of the Federal Reserve.
On February 14, 2011, Reliance Bank’s Board of Directors entered into a Consent Order (the Consent Order) with the FDIC to (a) develop a written management plan to have and retain qualified management; (b) charge off adversely classified assets identified during the FDIC’s September 20, 2010 examination of Reliance Bank; (c) develop a written plan to reduce Reliance Bank’s risk exposure in each asset in excess of $2,000,000 classified as substandard or doubtful in

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
the FDIC’s Report of Examination for its September 20, 2010 examination; (d) not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit or obligation with Reliance Bank that has been, in whole or in part, charged off or adversely classified as substandard or doubtful in the FDIC’s Report of Examination, unless the denial of additional credit would be detrimental to Reliance Bank, as determined by the Bank’s Board of Directors; (e) develop a written plan for systematically reducing and monitoring the Bank’s concentrations of credit as listed in the FDIC’s Report of Examination, to an amount that is commensurate with Reliance Bank’s business strategy, management expertise, size, and location; (f) review and maintain an adequate reserve for loan losses on a quarterly basis; (g) maintain minimum capital ratios of an 8% Tier 1 leverage capital ratio and 12% Total risk-based capital ratio; (h) not increase salaries or pay bonuses for any executive officer, pay management fees, or declare or pay any dividends; (i) review the liquidity, contingent funding, and interest rate risk policies and plans and develop or amend such policies and plans to address how the Bank will increase its liquid assets and reduce its reliance on volatile liabilities for liquidity purposes; (j) not accept, increase, renew, or rollover any brokered deposits; (k) develop a written three-year business/strategic plan and one-year profit and budget plan; (l) eliminate and/or correct any violations of laws, rules, and regulations identified in the FDIC’s Report of Examination; and (m) provide periodic progress reports on the above matters to the FDIC.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 16 — QUARTERLY FINANCIAL INFORMATION (unaudited)
Following is a summary of quarterly financial information for the years ended December 31, 2010, 2009, and 2008:

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2010:
Total interest income	$17,608,194	16,656,490	15,688,072	14,192,967	64,145,723
Total interest expense	6,789,927	6,445,945	5,500,437	4,900,177	23,636,486

Net interest income	10,818,267	10,210,545	10,187,635	9,292,790	40,509,237
Provision for possible loan losses	7,692,000	9,628,000	17,203,000	6,968,947	41,491,947
Noninterest income	654,582	785,594	1,121,498	944,954	3,506,628
Noninterest expense	7,754,512	7,563,930	8,919,948	15,502,344	39,740,734

Income before applicable income taxes	(3,973,663)	(6,195,791)	(14,813,815)	(12,233,547)	(37,216,816)
Applicable income taxes	(1,474,958)	(2,692,536)	(5,960,479)	21,439,646	11,311,673

Net loss	(2,498,705)	(3,503,255)	(8,853,336)	(33,673,193)	(48,528,489)

Preferred stock dividends	(548,891)	(551,251)	(553,879)	(554,437)	(2,208,458)

Net loss attributable to common shareholders	$(3,047,596)	(4,054,506)	(9,407,215)	(34,227,630)	(50,736,947)

Weighted average shares outstanding:
Basic	20,972,091	21,221,753	22,569,372	22,680,721	21,867,606
Diluted	20,972,091	21,221,753	22,569,372	22,680,721	21,867,606

Earnings per share:
Basic	$(0.15)	(0.19)	(0.42)	(1.51)	(2.32)
Diluted	(0.15)	(0.19)	(0.42)	(1.51)	(2.32)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2009:
Total interest income	$19,984,244	19,275,666	18,892,020	18,437,266	76,589,196
Total interest expense	10,975,234	9,992,569	9,095,271	8,941,738	39,004,812

Net interest income	9,009,010	9,283,097	9,796,749	9,495,528	37,584,384
Provision for possible loan losses	2,250,000	14,000,000	11,450,000	25,750,000	53,450,000
Noninterest income	534,770	663,518	1,513,598	1,213,196	3,925,082
Noninterest expense	7,241,132	8,698,061	8,726,761	9,380,435	34,046,389

Income before applicable income taxes	52,648	(12,751,446)	(8,866,414)	(24,421,711)	(45,986,923)
Applicable income taxes	(38,226)	(4,378,551)	(3,091,023)	(9,121,762)	(16,629,562)

Net income (loss)	90,874	(8,372,895)	(5,775,391)	(15,299,949)	(29,357,361)

Preferred stock dividends	—	(557,111)	(545,000)	(545,000)	(1,647,111)

Net income (loss) attributable to common shareholders	$90,874	(8,930,006)	(6,320,391)	(15,844,949)	(31,004,472)

Weighted average shares outstanding:
Basic	20,746,267	20,855,898	20,918,020	20,935,083	20,864,483
Diluted	20,818,840	20,859,102	20,918,020	20,935,083	20,881,108

Earnings per share:
Basic	$ <0.01	(0.43)	(0.30)	(0.76)	(1.49)
Diluted	<0.01	(0.43)	(0.30)	(0.76)	(1.49)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2008:
Total interest income	$18,037,013	18,696,397	20,643,965	20,831,832	78,209,207
Total interest expense	10,196,305	10,036,168	10,610,768	10,872,027	41,715,268

Net interest income	7,840,708	8,660,229	10,033,197	9,959,805	36,493,939
Provision for possible loan losses	1,132,000	5,607,000	1,800,000	2,609,000	11,148,000
Noninterest income	730,079	832,034	685,387	435,035	2,682,535
Noninterest expense	7,079,589	7,770,425	7,800,871	6,776,705	29,427,590

Income before applicable income taxes	359,198	(3,885,162)	1,117,713	1,009,135	(1,399,116)
Applicable income taxes	49,100	(1,514,610)	266,621	119,003	(1,079,886)

Net income (loss)	$310,098	(2,370,552)	851,092	890,132	(319,230)

Weighted average shares outstanding:
Basic	20,668,304	20,673,419	20,687,321	20,728,599	20,669,512
Diluted	21,227,572	21,119,050	20,920,384	20,865,356	21,063,065

Earnings per share:
Basic	$0.02	(0.11)	0.04	0.04	(0.02)
Diluted	0.01	(0.11)	0.04	0.04	(0.02)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Allan D. Ivie, IV
Allan D. Ivie, IV
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Date: March 30, 2011		Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allan D. Ivie, IV Allan D. Ivie, IV	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/s/ Dale E. Oberkfell Dale E. Oberkfell	Principal Financial and Principal Accounting Officer	March 30, 2011

/s/ Robert M. Cox, Jr. Robert M. Cox, Jr.	Director	March 30, 2011

/s/ Richard M. Demko Richard M. Demko	Director	March 30, 2011

/s/ Patrick R. Gideon Patrick R. Gideon	Director	March 30, 2011

/s/ Barry D. Koenemann Barry D. Koenemann	Director	March 30, 2011

/s/ Gary R. Parker Gary R. Parker	Director	March 30, 2011

/s/ James E. SanFilippo James E. SanFilippo	Director	March 30, 2011

/s/ Lawrence P. Keeley, Jr. Lawrence P. Keeley, Jr	Director	March 30, 2011

Name	Title	Date

/s/ Jerry S. Von Rohr Jerry S. von Rohr	Vice Chairman, Director	March 30, 2011

/s/ Scott A. Sachtleben Scott A. Sachtleben	Director	March 30, 2011

Index to Exhibits

3.1	Restated Articles of Incorporation of Reliance Bancshares, Inc. (filed as Exhibit 3.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.2	Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.3	Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series A, of Reliance Bancshares, Inc. (filed as Exhibit 4.1 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.4	Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.2 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.5	Corrected Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.3 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.6	Notice of Exempt Offerings of Securities for the issuance of Perpetual Convertible Preferred Stock, no par value, Series C. (Filed as Form D with the SEC on December 18, 2009 (File No. 021-137031) and incorporated herein by reference).

10.1	Employment Agreement between Reliance Bancshares, Inc. and Jerry S. Von Rohr, dated July 29, 1998 (filed as Exhibit 10.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.2	Assignment of Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Jerry S. Von Rohr, dated June 16, 1999 (filed as Exhibit 10.2 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.3	First Amendment to Employment Agreement between Reliance Bank and Jerry S. Von Rohr, dated September 1, 2001 (filed as Exhibit 10.3 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.4	Employment Agreement between Reliance Bancshares, Inc., Reliance Bank and Dale E. Oberkfell, dated March 21, 2005 (filed as Exhibit 10.4 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.5	2001 Incentive Stock Option Plan (filed as Exhibit 10.8 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.6	2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.9 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.7	First Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.10 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.8	Second Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.11 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.9	2003 Incentive Stock Option Plan (filed as Exhibit 10.12 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.10	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.11	First Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.14 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.12	Second Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.15 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.13	2004 Non-Qualified Stock Option Plan (filed as Exhibit 10.16 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.14	2005 Incentive Stock Option Plan (filed as Exhibit 10.17 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.15	2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.18 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.16	First Amendment of the 2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.17	Agreement of Compensation Package between Jerry S. Von Rohr and the Compensation Committee of Reliance Bancshares, Inc., dated December 14, 2005 (filed as Exhibit 10.20 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.18	Reliance Bancshares, Inc. 2005 Employee Stock Purchase Plan (filed as Exhibit 10.21 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.19	2007 Non-Qualified Stock Option Plan (filed as Exhibit 10.26 to the registrant’s Amendment No. 2 to its Form 10 (File No. 000-52588) filed on July 19, 2007 and incorporated herein by reference).

10.20	Letter Agreement dated February 13, 2009 including the Securities Purchase Agreement — Standard Terms incorporated by reference therein between the Company and the Treasury (filed as Exhibit 4.3 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.21	Form of Omnibus Agreement between Reliance Bancshares, Inc. and each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.22	Waivers executed by each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.23	Employment Agreement between Reliance Bancshares, Inc. and Allan D. Ivie, IV dated June 4, 2010 (filed as Exhibit 10.1 to the Registrar’s Form 8-K filed on June 24, 2010 and incorporated herein by reference).

14.1	Reliance Bancshares, Inc. Code of Conduct and Ethics (filed as Exhibit 14.1 to the registrant’s Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

21.1*	Subsidiaries of Reliance Bancshares, Inc.

31.1*	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	31 C.F.R. Section 30.15 Certification of Principal Executive Officer.

99.2*	31 C.F.R. Section 30.15 Certification of Principal Financial Officer.
__________________
*	Filed herewith.