Form 10-Q
period 2011-03-31
Reliance Bancshares, Inc.
filed 2011-05-13
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number: 000-52588
RELIANCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1823071 (I.R.S. Employer Identification No.)

10401 Clayton Road Frontenac, Missouri (Address of principal executive offices)	63131 (Zip Code)
(314) 569-7200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of April 30, 2011, the Registrant had 22,580,672 shares of outstanding Class A common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
(In thousands, except share and per share data)	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$10,141	8,364
Interest-earning deposits in other financial institutions	45,102	18,800
Investments in available-for-sale debt securities, at fair value	245,505	241,599
Loans	898,232	970,261
Net deferred loan costs	58	28
Reserve for possible loan losses	(37,042)	(37,301)
Net loans	861,248	932,988
Residential mortgage loans held for sale	—	1,839
Premises and equipment, net	35,289	35,778
Accrued interest receivable	3,607	3,449
Other real estate owned	46,228	30,851
Identifiable intangible assets, net of accumulated amortization of $128 and $124 at March 31, 2011 and December 31, 2010, respectively	117	121
Goodwill	1,149	1,149
Other assets	20,467	21,087
	$1,268,853	1,296,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$62,048	61,288
Interest-bearing	1,000,428	1,018,871
Total deposits	1,062,476	1,080,159
Short-term borrowings	14,684	15,178
Long-term Federal Home Loan Bank borrowings	88,000	93,000
Accrued interest payable	1,252	1,320
Other liabilities	3,945	2,122
Total liabilities	1,170,357	1,191,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 40,000,000 shares authorized, 22,556,804 and 22,481,804 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5,639	5,620
Accumulated deficit	123,861	124,366
Retained earnings	(73,517)	(68,325)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	(42)	30
Total stockholders’ equity	98,496	104,246
	$1,268,853	1,296,025
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010
(unaudited)

(In thousands, except share and per share data)	2011	2010
Interest income:
Interest and fees on loans	$12,070	15,443
Interest on loans held for sale	4	9
Interest on debt securities:
Taxable	1,516	1,833
Exempt from federal income taxes	188	306
Interest on short-term investments	19	17
Total interest income	13,797	17,608
Interest expense:
Interest on deposits	3,568	5,791
Interest on short-term borrowings	22	30
Interest on long-term Federal Home Loan Bank borrowings	872	969
Total interest expense	4,462	6,790
Net interest income	9,335	10,818
Provision for possible loan losses	5,100	7,692
Net interest income after provision for possible loan losses	4,235	3,126
Noninterest income:
Service charges on deposit accounts	191	224
Net gains on sales of debt securities	—	65
Other noninterest income	528	366
Total noninterest income	719	655
Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	564	—
Portion of other-than-temporary losses recognized in other comprehensive income	(558)	—
Net impairment loss realized	6	—
Salaries and employee benefits	3,624	3,265
Other real estate owned expense	2,538	1,374
Occupancy and equipment expense	1,058	1,087
FDIC assessment	909	785
Professional fees	589	142
Data processing	414	433
Amortization of intangible assets	4	4
Other noninterest expenses	1,004	665
Total noninterest expense	10,146	7,755
Loss before applicable income taxes	(5,192)	(3,974)
Applicable income tax benefit	—	(1,475)
Net loss	$(5,192)	(2,499)
Net loss	$(5,192)	(2,499)
Preferred stock dividends	(554)	(549)
Net loss attributable to common shareholders	$(5,746)	(3,048)
Per share amounts:
Basic loss per share	$(0.25)	$(0.15)
Basic weighted average shares outstanding	22,556,804	20,972,091
Diluted loss per share	$(0.25)	$(0.15)
Diluted weighted average shares outstanding	22,556,804	20,972,091
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2011 and 2010
(unaudited)

	2011	2010
(In thousands)
Net loss	$(5,192)	(2,499)
Other comprehensive income (loss) before tax:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	(75)	—
Change in unrealized gains (losses) on other securities available for sale, net of reclassification	(40)	2,215
Reclassification adjustments for:
Available-for-sale security gains included in net loss	—	(65)
Write-down of investment securities included in net loss	6	—
Other comprehensive income (loss) before tax	(109)	2,150
Income tax related to items of other comprehensive income (loss)	(37)	731
Other comprehensive income (loss), net of tax	(72)	1,419
Total comprehensive loss	$(5,264)	(1,080)

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2011 and 2010
(unaudited)

	Preferred stock	Common stock	Surplus	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
(In thousands, except shares)
Balance at December 31, 2009	$42,300	5,243	122,335	(19,796)	(412)	149,670
Net loss	—	—	—	(2,499)	—	(2,499)
Issuance of 80 shares of Series C preferred stock	80	—	—	—	—	80
Dividends on preferred stock	—	—	(549)	—	—	(549)
Stock issuance costs	—	—	(9)	—	—	(9)
Stock option expense	—	—	97	—	—	97
Amortization of restricted stock	—	—	15	—	—	15
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	1,419	1,419
Balance at March 31, 2010	$42,380	5,243	121,889	(22,295)	1,007	148,224
Balance at December 31, 2010	$42,555	5,620	124,366	(68,325)	30	104,246
Net loss	—	—	—	(5,192)	—	(5,192)
Issuance of 75,000 shares of restricted stock	—	19	(19)	—	—	—
Accrual of dividends on preferred stock	—	—	(554)	—	—	(554)
Stock option expense	—	—	10	—	—	10
Amortization of restricted stock	—	—	58	—	—	58
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	(72)	(72)
Balance at March 31, 2011	$42,555	5,639	123,861	(73,517)	(42)	98,496
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(unaudited)

(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(5,192)	(2,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	883	946
Provision for possible loan losses	5,100	7,692
Net (gains) losses on sales and write-downs of debt securities	6	(65)
Write-downs of bank premises and equipment	89	—
Net losses on sales and write-downs of other real estate owned	1,839	774
Stock option compensation cost	10	97
Amortization of restricted stock expense	58	15
Mortgage loans originated for sale in the secondary market	(3,136)	(5,083)
Mortgage loans sold in the secondary market	4,975	4,803
Decrease (increase) in accrued interest receivable	(158)	357
Decrease in accrued interest payable	(68)	(241)
Other operating activities, net	1,926	924
Net cash provided by operating activities	6,332	7,720
Cash flows from investing activities:
Purchase of available-for-sale debt securities	(30,267)	(11,087)
Proceeds from maturities and issuer calls of available-for-sale debt securities	25,856	51,565
Proceeds from sales of available-for-sale debt securities	—	6,738
Net decrease in loans	48,912	23,513
Proceeds from sale of other real estate owned	512	617
Purchase of bank premises and equipment	(89)	(11)
Net cash provided by investing activities	44,924	71,335
Cash flows from financing activities:
Net decrease in deposits	(17,683)	(53,378)
Net increase (decrease) in short-term borrowings	(494)	7,080
Payments of long-term Federal Home Loan Bank borrowings	(5,000)	(5,000)
Issuance of preferred stock	—	80
Dividends paid on preferred stock	—	(549)
Payment of stock issuance costs	—	(9)
Net cash used in financing activities	(23,177)	(51,776)
Net increase in cash and cash equivalents	28,079	27,279
Cash and cash equivalents at beginning of period	27,164	27,697
Cash and cash equivalents at end of period	$55,243	54,976
Supplemental information:
Cash paid for interest	$4,530	7,031
Noncash transactions:
Transfers to other real estate in settlement of loans	17,898	5,757
Accrual of preferred dividends	554	—
Loans made to facilitate the sale of other real estate	170	—
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the “Company”) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly owned subsidiaries, Reliance Bank and Reliance Bank, F.S.B. (hereinafter referred to as “the Banks”). The Company also has loan production offices in Houston, Texas and Chandler, Arizona.
The Company and Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout the St. Louis, Houston, and Phoenix metropolitan areas and southwestern Florida. Additionally, the Company and Banks are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications have no effect on previously reported net loss or stockholders’ equity.
Operating results for the three-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in the Company’s previously issued Annual Report on Form 10-K.
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
Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include amounts due from banks and interest-earning deposits in other financial institutions (all of which are payable on demand). Certain balances maintained in other financial institutions are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Federal Deposit Insurance Act through December 31, 2012. After this period, these balances would generally exceed the level of deposits insured by the FDIC.
Stock Issuance Costs
The Company incurs certain costs associated with the issuance of its common stock. Such costs are recorded as a reduction of equity capital.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Subsequent Events
The Company has considered all events occurring subsequent to March 31, 2011 for possible disclosures through the filing date of this Form 10-Q.
Income Taxes
Applicable income tax benefits totaled $0 and $1,475 for the first quarter ended March 31, 2011 and 2010, respectively. Given the Company's cumulative losses that have occurred through 2010, the Company established a valuation reserve of $26,077 at December 31, 2010 for its deferred tax assets. This valuation reserve was increased by $2,066 in the first quarter of 2011 to $28,143 at March 31, 2011.
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

	Three-Months Ended March 31,
(In thousands, except shares and per share data)	2011	2010
Basic
Net loss attributable to common shareholders	$(5,746)	(3,048)
Weighted average common shares outstanding	22,556,804	20,972,091
Basic loss per share	$(0.25)	(0.15)
Diluted
Net loss attributable to common shareholders	$(5,746)	(3,048)
Weighted average common shares outstanding	22,556,804	20,972,091
Effect of dilutive stock options	—	—
Diluted weighted average common shares outstanding	22,556,804	20,972,091
Diluted loss per share	$(0.25)	(0.15)

NOTE 2 — INTANGIBLE ASSETS
(Amounts in thousands)
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at March 31, 2011 will be $4 per quarter until completely amortized.
The excess of the Company’s consideration given in its acquisition of The Bank of Godfrey over the fair value of the net assets acquired is recorded as goodwill, an intangible asset on the consolidated balance sheets. Goodwill is the Company’s only intangible asset with an indefinite useful life, and the Company is required to test the intangible asset for impairment on an annual basis. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. No impairment write-down has thus far been required on this intangible asset.

NOTE 3 — STOCK-BASED COMPENSATION
(Amounts in thousands, except shares and per share amounts)
Various stock option plans have been adopted (both incentive stock option plans and nonqualified stock option plans) under which options to purchase shares of Company common stock may be granted to officers, employees, and directors of the Company and its subsidiary banks. All options were authorized and granted at prices approximating or exceeding the fair value of the Company’s common stock at the date of grant. Various vesting schedules have been authorized for the options granted to date by the Company’s Board of Directors, including certain performance measures used to determine vesting of certain options granted. Options expire up to ten years from the date of grant if not exercised. For certain of the options granted, the Company’s Board of Directors has the ability, at its sole discretion, to grant to key officers of the Company and Banks the right

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

to surrender their options held to the Company, in whole or in part, and to receive in exchange therefore payment by the Company of an amount equal to the excess of the fair value of the shares subject to such options over the exercise price to acquire such options. Such payments may be made in cash, shares of Company common stock, or a combination thereof.
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
Following is a summary of the Company’s stock option activity for the three-month periods ended March 31, 2011 and 2010:

	Weighted average option price per share	Number of shares	Remaining contractual term (years)	Aggregate intrinsic value
Three Months Ended March 31, 2010:
Balance at December 31, 2009	$8.17	2,091,266
Forfeited	10.90	(18,066)
Balance at March 31, 2010	8.14	2,073,200	3.80	—
Exercisable at March 31, 2010	7.95	1,899,993	3.41	—
Three Months Ended March 31, 2011:
Balance at December 31, 2010	$7.98	1,969,916
Forfeited	5.31	(462,500)
Outstanding at March 31, 2011	8.80	1,507,416	3.38	—
Exercisable at March 31, 2011	8.83	1,473,916	3.28	—

A summary of the activity of nonvested options for the three month periods ended March 31, 2011 and 2010 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2009	271,198	$2.09
Granted	—	—
Vested	(95,408)	1.96
Forfeited	(2,583)	1.60
Nonvested at March 31, 2010	173,207	2.17

Nonvested at December 31, 2010	77,139	$0.61
Granted	—	—
Vested	(41,556)	0.72
Forfeited	(2,083)	—
Nonvested at March 31, 2011	33,500	0.51
The total fair value of shares (based on the fair value of the options at their respective grant dates) subject to options that vested during the three months ended March 31, 2011 and 2010 was $30 and $187, respectively.
As of March 31, 2011, the total unrecognized compensation expense related to nonvested stock options granted was $10, and the related weighted average period over which it was expected to be recognized was approximately seven months. During the three months ended March 31, 2011 and 2010, the Company recognized stock option expense of $10 and $97, respectively.
The Company also awarded 75,000 and 106,300 shares of the Company’s common stock during the three months ended March 31, 2011 and 2010, respectively, that are contingent on the Company meeting specified net income goals during 2010, 2011, 2012, and 2013, or the combined four-year period ending December 31, 2013, and continued employment.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

A summary of the activity of the Company’s restricted stock awards for the three months ended March 31, 2011 and 2010 is as follows:

	Number of Shares	Weighted average grant date fair value
Outstanding at December 31, 2009	18,083	$5.32
Granted	106,300	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2010	124,383	0.77

Outstanding at December 31, 2010	191,366	$1.28
Granted	75,000	1.61
Vested	—	—
Forfeited	(12,750)	—
Outstanding at March 31, 2011	253,616	1.44
The Company amortizes the expense related to restricted stock awards as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted to senior executive officers will vest in three years after the grant date, when all funds received under the Troubled Assets Relief Program Capital Purchase Program have been paid in full. Expense for restricted stock awards of $58 and $15 was recorded for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the total unrecognized compensation expense related to restricted stock awards was $614, and the related weighted average period over which it was expected to be recognized was approximately 30 months.

NOTE 4 — INVESTMENTS IN DEBT SECURITIES
(Amounts in thousands)
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Banks’ available-for-sale debt securities at March 31, 2011 and December 31, 2010 were as follows:

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2011
Obligations of U.S. government agencies and corporations	$83,013	286	(692)	82,607
Obligations of state and political subdivisions	16,540	594	—	17,134
Trust preferred securities	3,096	—	(2,422)	674
U.S. agency residential mortgage-backed securities	142,920	3,111	(941)	145,090
	$245,569	3,991	(4,055)	245,505

December 31, 2010
Obligations of U.S. government agencies and corporations	$73,664	380	(513)	73,531
Obligations of state and political subdivisions	19,638	474	—	20,112
Trust preferred securities	3,104	—	(2,593)	511
U.S. agency residential mortgage-backed securities	145,148	3,407	(1,110)	147,445
	$241,554	4,261	(4,216)	241,599
The amortized cost and estimated fair value of debt and equity securities classified as available-for-sale at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

(In thousands)	Amortized cost	Estimated fair value
Due one year or less	$450	456
Due one year through five years	22,188	22,394
Due five years through ten years	56,593	56,808
Due after ten years	23,418	20,757
U.S. agency residential mortgage-backed securities	142,920	145,090
	$245,569	245,505
Provided below is a summary of available-for sale investment securities which were in an unrealized loss position at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$50,578	(692)	—	—	50,578	(692)
Obligations of states and political subdivisions	—	—	—	—	—	—
Trust preferred securities	—	—	674	(2,422)	674	(2,422)
U.S. agency residential mortgage-backed securities	45,386	(941)	—	—	45,386	(941)
	$95,964	(1,633)	674	(2,422)	96,638	(4,055)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$29,293	(513)	—	—	29,293	(513)
Obligations of states and political subdivisions	—	—	—	—	—	—
Trust preferred securities	—	—	511	(2,593)	511	(2,593)
U.S. agency residential mortgage-backed securities	41,882	(1,110)	—	—	41,882	(1,110)
	$71,175	(1,623)	511	(2,593)	71,686	(4,216)

The obligations of U.S. government agencies and corporations and U.S. agency residential mortgage-backed securities with unrealized losses are primarily issued from and guaranteed by the Federal Home Loan Bank, Federal National Mortgage Association, or Federal Home Loan Mortgage Corporation. The obligations of states and political subdivisions with unrealized losses are primarily comprised of municipal bonds with adequate credit ratings, underlying collateral, and/or cash flow projections. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Banks do not intend to sell the securities with unrealized losses, and it is not more likely than not that the Banks will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts, and insurance companies. The market for trust preferred securities at March 31, 2011 was not active and markets for similar securities were also not active. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for the securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is more likely

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

than not that the Banks will not be required to sell them.
The Banks’ trust preferred securities consist of the following issues:

	Pools
(In thousands)	I PreTsl III	PreTsl XXVIII	PreTsl XIV	T Pref I	Total
Class	C	B	B-1	B
Original par	$1,000	1,000	1,000	1,000
Book value	1,000	934	580	582	3,096
Fair value	267	136	22	249	674
Discounted cash flows	1,002	936	580	715
Year-to-date 2011 impairment	—	—	6	—	6
Lowest credit rating assigned to security
Moody's	NR	Ca	Ca	Ca
Fitch	CCC	CC	C	D
Number of banks/insurers	25	56	61	59
Banks/insurers currently performing	24	41	35	14
Actual deferrals and defaults as a percentage of
the original collateral	11.16%	21.89%	34.98%	11.69%
Excess subordination as a percentage of the
remaining performing collateral	3.75%	4.69%	(40.28)%	(56.30)%
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
To obtain the expected annual default rate for the pool, the Company computed the weighted average rating for each issuer based on the remaining issuance amount as a percentage of the total remaining collateral. Any issuer with a specific default rate was weighted only by the portion of the issuance remaining after the application of the specific default rate. The Company reviews the assumptions quarterly for reasonableness and will update those assumptions that management believes have changed given market conditions, changes in deferrals and defaults, as well as other factors that can impact these assumptions. Based on the results of this analysis, the Company ensures that actual deferrals/defaults, as well as forecasted deferrals/defaults of specific institutions, are appropriately factored into the cash flow projections for each security.
In the tables above, “Excess subordination as a percentage of the remaining performing collateral” (Excess Subordination Ratio) was calculated as follows: (total face value of performing collateral less face value of all outstanding note balances not subordinate to the Company’s investment) ÷ total face value of performing collateral. The Excess Subordination Ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Company’s securities would be impacted. A positive Excess Subordination Ratio signifies there is some support from subordinate tranches available to absorb losses before the Company’s investment would be impacted, while a negative Excess Subordination Ratio for each of the mezzanine tranche securities indicates there is no support. A negative Excess Subordination Ratio is not definitive, in isolation, for determining whether or not an other-than-temporary credit loss should be recorded for a pooled trust preferred security. Other factors affect the timing and amount of cash flows available for payments to the note holders (investors), including the excess interest paid by the issuers (the issuers typically pay higher rates of interest than are paid out to the note holders).
As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (OTTI). The following table provides information about those trust preferred securities for which only a credit loss was recognized in income, and other losses are recorded in other comprehensive income (loss) for the three months ended March 31, 2011 and 2010:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

	March 31, 2011	March 31, 2010
Accumulated credit losses on trust preferred securities:
Beginning of period	$919	341
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	6	—
Reductions due to increases in expected cash flows	—	—
End of period	$925	341

NOTE 5 — LOANS
(Amounts in thousands)
The composition of the loan portfolio at March 31, 2011 and December 31, 2010 was as follows:

(In thousands)	March 31, 2011	December 31, 2010
Commercial:
Real estate	$670,231	716,774
Other	73,871	80,973
Real estate:
Construction	87,138	100,457
Residential	66,448	69,143
Consumer	544	2,914
	$898,232	970,261

The Banks grant commercial, industrial, residential, and consumer loans (including overdrafts totaling $47 and $119 at March 31, 2011 and December 31, 2010, respectively) throughout the St. Louis, Missouri, Phoenix, Arizona, and Houston, Texas metropolitan areas and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

At March 31, 2011, the Company's consolidated reserve for loan losses calculation had the following components (in thousands of dollars):

Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	26	$27,982	3,591
Residential real estate	18	5,032	263
Commercial real estate	47	115,640	9,143
Commercial and industrial	14	11,990	1,709
Consumer	1	4	1
		160,648	14,707

     General reserve for nonimpaired credits:

Loan type	Historical charge-off percentage	Adjusted charge-off percentage	Nonimpaired loan balance	Calculated reserve
Real estate construction	12.28%	12.69%	59,156	7,508
Residential real estate	2.18	2.49	61,416	1,530
Commercial real estate	2.25	2.33	554,591	12,905
Commercial and industrial	0.47	0.62	61,881	385
Consumer	0.90	1.35	540	7
			737,584	22,335
Total			$898,232	37,042

At December 31, 2010, the Company’s consolidated reserve for loan losses calculation had the following components (in thousands of dollars):
Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	30	$38,347	4,633
Residential real estate	18	3,156	357
Commercial real estate	55	130,065	9,109
Commercial and industrial	14	14,580	1,628
Consumer	1	4	1
		186,152	15,728

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

     General reserve for nonimpaired credits:

Loan type	Historical charge-off percentage	Adjusted charge-off percentage	Nonimpaired loan balance	Calculated reserve
Real estate construction	11.37%	11.81%	62,110	7,333
Residential real estate	1.97	2.29	65,987	1,514
Commercial real estate	2.01	2.10	586,709	12,297
Commercial and industrial	0.45	0.60	66,393	401
Consumer	0.88	0.97	2,910	28
			784,109	21,573
Total			$970,261	37,301

Following is an analysis of the reserve for loan losses by loan type and those loans that have been specifically evaluated or evaluated in aggregate at March 31, 2011, with comparative amounts in total at March 31, 2010 (in thousands of dollars):

	March 31, 2011						March 31, 2010
(In thousands)	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total

Reserve for possible loan losses:
Beginning balance, December 31	$21,406	2,029	11,966	1,871	29	37,301	32,221
Charge-offs	(3,351)	(50)	(3,562)	(352)	(8)	(7,323)	(7,295)
Recoveries	6	1	1,945	10	2	1,964	99
Provision	3,987	114	750	264	(15)	5,100	7,692
Ending balance, March 31	$22,048	2,094	11,099	1,793	8	37,042	32,717
Individually evaluated for impairment	$9,143	1,709	3,591	263	1	14,707
Collectively evaluated for impairment	$12,905	385	7,508	1,530	7	22,335

Financial receivables:
Individually evaluated for impairment	$115,640	11,990	27,982	5,032	4	160,648
Collectively evaluated for impairment	554,591	61,881	59,156	61,416	540	737,584
Ending balance, March 31, 2011	$670,231	73,871	87,138	66,448	544	898,232

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of past due loans by type and by number of days delinquent at March 31, 2011 and December 31, 2010 (in thousands of dollars):

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment > 90 days and accruing
2011
Commercial:
Real estate	$21,000	5,904	52,080	78,984	591,247	670,231	—
Other	90	110	206	406	73,465	73,871	—
Real estate:
Construction	936	1,193	25,657	27,786	59,352	87,138	—
Residential	458	252	4,328	5,038	61,410	66,448	221
Consumer	1	—	—	1	543	544	—
Total	$22,485	7,459	82,271	112,215	786,017	898,232	221

2010
Commercial:
Real estate	$5,022	6,491	64,032	75,545	641,229	716,774	—
Other	271	9,283	235	9,789	71,184	80,973	—
Real estate:
Construction	7,199	—	28,296	35,495	64,962	100,457	—
Residential	3,195	567	2,403	6,165	62,978	69,143	—
Consumer	—	—	—	—	2,914	2,914	—
Total	$15,687	16,341	94,966	126,994	843,267	970,261	—

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of impaired loans by type at March 31, 2011 and December 31, 2010 (in thousands of dollars):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
2011
Commercial:
Real estate	$115,640	126,644	9,143	120,087	308
Other	11,990	12,249	1,709	11,102	7
Real estate:
Construction	27,982	44,621	3,591	29,644	13
Residential	5,032	6,896	263	5,229	—
Consumer	4	4	1	4	—
Total	$160,648	190,414	14,707	166,066	328

2010
Commercial:
Real estate	$130,065	141,938	9,109	137,401	623
Other	14,580	14,888	1,628	14,713	80
Real estate:
Construction	38,347	56,750	4,633	46,875	104
Residential	3,156	4,552	357	3,997	1
Consumer	4	4	1	4	—
Total	$186,152	218,132	15,728	202,990	808

Following is a summary of loans on nonaccrual status by type at March 31, 2011 and December 31, 2010 (in thousands of dollars):

(In thousands)	2011	2010
Commercial:
Real estate	$94,083	104,714
Other	11,157	13,660
Real estate:
Construction	26,848	29,894
Residential	4,993	3,119
Consumer	9	4
Total	$137,090	151,391

Following is a summary of loans segregated based on credit quality indicators at March 31, 2011 and December 31, 2010 (in thousands of dollars):

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

2011 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$525,536	53,441	57,387	59,255	540	696,159
Special mention	16,215	8,440	—	2,160	—	26,815
Substandard	128,480	8,067	29,751	5,033	4	171,335
Doubtful	—	3,923	—	—	—	3,923
Total	$670,231	73,871	87,138	66,448	544	898,232

2010 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$561,135	60,406	56,533	63,412	2,910	744,396
Special mention	14,821	5,524	4,714	2,217	—	27,276
Substandard	140,818	12,258	38,060	3,514	4	194,654
Doubtful	—	2,785	1,150	—	—	3,935
Total	$716,774	80,973	100,457	69,143	2,914	970,261

NOTE 6 — DISCLOSURES ABOUT FINANCIAL INSTRUMENTS
(Amounts in thousands)
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance sheet financial instruments at March 31, 2011:

(In thousands)
Financial instruments for which contractual amounts represent:
Commitments to extend credit	$79,438
Standby letters of credit	12,567
$92,005
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at March 31, 2011, $11,041 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

(In thousands)	Carrying amount	Estimated fair value
Balance sheet assets:
Cash and due from banks	$55,243	55,243
Investments in debt securities	245,505	245,505
Loans, net	861,248	870,706
Loans held for sale	—	—
Accrued interest receivable	3,607	3,607
	$1,165,603	1,175,061
Balance sheet liabilities:
Deposits	$1,062,476	1,066,852
Short-term borrowings	14,684	14,684
Long-term Federal Home
Loan Bank borrowings	88,000	94,594
Accrued interest payable	1,252	1,252
	$1,166,412	1,177,382
The Company uses fair value measurements to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income, and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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
Investments in Available-for-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for sale debt securities are measured at fair value using Levels 2 and 3 valuations. For all debt securities other than the trust preferred securities described below, the market valuation utilizes several sources, primarily pricing services, which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category.
Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). Given conditions in the debt markets at March 31, 2011 and the absence of observable transactions in the secondary and new issue markets for TRUP CDOs, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at March 31, 2011, so an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the TRUP CDOs have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

credit quality of the specific issuer institutions for the TRUP CDOs. The TRUP CDOs are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

(In thousands)
Balance, at fair value on December 31, 2010	$511
Net unrealized gain arising in 2011	171
Impairment write-downs recognized in 2011	(6)
Accreted discount	—
Payments in kind during 2011	—
Principal payments received in 2011	(2)
Balance, at fair value on March 31, 2011	$674
Loans — The Company does not record loans at fair value on a recurring basis, other than loans that are considered impaired, which are recorded at the lower of fair value (less cost to sell) or amortized cost. At March 31, 2011, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 3 category. The total principal balance of impaired loans measured at fair value at March 31, 2011 was $160,648.
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
The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Assets
Investment securities:
Obligations of U.S. Government agencies and corporations	$—	82,607	—	82,607
Obligations of state and political subdivisions	—	17,134	—	17,134
Trust preferred collateralized debt obligations	—	—	674	674
U.S. agency residential mortgage-backed securities	—	145,090	—	145,090
Total investment securities available-for-sale	$—	244,831	674	245,505
In addition, other real estate owned is adjusted to fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate owned is based upon the current appraised values of the properties, as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Accordingly, these assets are classified in the Level 2 category. The total principal balance of other real estate owned at March 31, 2011 is $46,228.

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three-month periods ended March 31, 2011 and 2010. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2010, included in our most recent annual report on Form 10-K.
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
Forward-Looking Statements
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could,”, and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks, and uncertainties are discussed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent filings. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report, unless otherwise required by applicable rules.
Overview of Operations
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 23 locations of its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). Since its opening in 1999 through March 31, 2011, Reliance Bank has established a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois and Loan Production Offices (“LPOs”) in Houston, Texas and Chandler, Arizona, and has total assets, loans, and deposits of $1.2 billion, $853 million, and $987 million, respectively, at March 31, 2011.
On January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida. Since its opening in 2006 through September 30, 2010, Reliance Bank, FSB has established a total of three branch locations in southwestern Florida and has total assets, loans, and deposits of $85.2 million, $45.5 million, and $76.2 million, respectively, at March 31, 2011.
The St. Louis metropolitan, southwestern Florida, Houston, and Phoenix markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
Executive Summary of Results of Operations and Financial Condition
The Company’s consolidated net loss for the three-month periods ended March 31, 2011 and 2010 totaled $5.2 million and $2.5 million, respectively. While the Company’s year-to-date net interest margin percentage remained consistent with the prior year, net interest income declined by $1.5 million. Provision for loan losses declined by $2.6 million over the same period last year, and total noninterest expense increased by $ 2.4 million. The reasons for these changes are discussed in more detail in the following paragraphs.
Provision and Asset Quality
Provision for loan losses declined by $2.6 million for the first three months of 2011 compared to the same period last year, partially due to a decrease in the Company's nonperforming loans by $14.3 million to $156.8 million at March 31, 2011 compared to $171.1 million at December 31, 2010. Total nonperforming assets increased to $203.5 million at March 31, 2011 from $202.1 million at December 31, 2010. Nonperforming loans declined during the quarter due to few additional nonperforming loans, a number of charge-offs, and several foreclosures, which increased other real estate balances.

Management remains focused on improving credit quality and, as a result of continued economic strains, has implemented problem credit action plans. The Company has added personnel and engaged consultants to address asset quality issues and dispose of nonperforming assets.
Core Markets Focus
During the first quarter, the Company announced that it will close its loan production offices in Houston, Texas and Chandler, Arizona in order to focus on its core markets and conserve capital.

The following are certain ratios generally followed in the banking industry for the three-month periods ended March 31, 2011 and 2010:

	As of and for the quarters ended March 31,
	2011	2010
Percentage of net loss to:
Average total assets	(1.66)%	(0.67)%
Average stockholders’ equity	(20.27)%	(6.73)%
Net interest margin	3.12%	3.13%
Percentage of average stockholders’ equity to average total assets	8.05%	9.97%
Recent Developments
Regulatory Agreements
On November 30, 2009, Reliance Bank’s Board of Directors entered into an Agreement (the Agreement) with the Missouri Division of Finance and the Federal Deposit Insurance Corporation (FDIC) to: (a) develop a plan to reduce the level of risk in each criticized asset aggregating $2 million or more included in the September 21, 2009 Missouri Division of Finance examination report; (b) maintain the reserve for possible loan losses at a level which is reasonable in relation to the degree of risk inherent in the Bank’s loan portfolio; (c) develop and adopt policies and procedures designed to identify and monitor concentrations of credit, including out-of-territory loans and loan participations purchased; (d) formulate plans to reduce the Bank’s concentrations of credit, particularly in commercial real estate and land acquisition and development lending; (e) review and revise the Bank’s formal loan policy to address weaknesses noted in the September 21, 2009 Missouri Division of Finance examination report; (f) cease making or extending loans which violate the Bank’s written loan policy, except in those instances in which the Board of Directors has made a prior determination that a variance from loan policy is in the best interests of the Bank, with such Board decisions appropriately documented in the minutes of the Board of Director meetings; (g) develop a formal written profit plan which will provide a three-year budget projection for asset growth and dividend payouts to ensure Tier 1 leverage capital is maintained at least at a 7% level; and (h) maintain a Tier 1 leverage capital ratio of at least 7%, and other capital ratios such that the Bank will remain well-capitalized, and not pay any dividends, management fees or bonuses, or increase any executive salary or other compensation that would reduce the Bank to a level below a well-capitalized status.
On February 10, 2010, Reliance Bank, FSB’s Board of Directors entered into a Memorandum of Understanding (the OTS MOU) with the Office of Thrift Supervision (OTS) to: (a) develop a business plan for the years ending December 31, 2010, 2011, and 2012 which shall include (1) strategies to preserve and enhance the Bank’s capital sufficient to meet its needs and support its risk profile; (2) achieve core profitability by the end of 2010; and (3) establish and maintain Board-approved loan concentration limits expressed as a percentage of risk-based capital that takes into account the Bank’s current capital position, local and regional market conditions, and the credit risks posed by higher risk loans; (b) continue to take steps to identify, classify, and properly account for problem assets, including but not limited to (1) conducting period asset quality reviews to identify and assign appropriate classifications to all problem assets; (2) performing internal impairment analyses for all problem assets identified; and (3) estimating potential losses in identified problem assets, while establishing an appropriate reserve for loan losses for all classified assets; (c) develop a detailed, written plan with specific strategies, targets, and time frames to reduce the Bank’s level of criticized assets; (d) review the adequacy of the Bank’s reserve for loan losses policies, procedures, and methodologies on at least an annual basis to ensure the timely establishment and maintenance of an adequate reserve for loan losses account balance; (e) identify and monitor all loan modifications and troubled debt restructurings, with delinquent loans that are modified being classified as substandard and placed on nonaccrual status for at least six months; (f) prohibit the increase in the dollar amount of brokered deposits; (g) analyze the major differences in and bases for significant differences in the value of assets, liabilities, and off-balance sheet positions calculated by the OTS Net Portfolio Value and the Bank’s internal economic value of equity model; and (h) correct all deficiencies and weaknesses identified in the October 5,

2009 OTS report of examination.
On March 6, 2010, the Company entered into a Memorandum of Understanding (the Fed MOU) with the Federal Reserve Bank of St. Louis (the Federal Reserve) requiring the Company to, among other things (a) utilize its financial and managerial resources to assist the Banks in addressing weaknesses identified during their most recent regulatory examinations, and achieving/maintaining compliance with any supervisory action between the Banks and their primary regulators; (b) declare no corporate dividends without the prior written approval of the Federal Reserve; (c) incur no additional debt without the prior written approval of the Federal Reserve; and (d) make no distributions of interest or other sums on its preferred stock without the prior written approval of the Federal Reserve.
On February 14, 2011, Reliance Bank’s Board of Directors entered into a Consent Order (the Consent Order) with the FDIC to (a) develop a written management plan to have and retain qualified management; (b) charge off adversely classified assets identified during the FDIC’s September 20, 2010 examination of Reliance Bank; (c) develop a written plan to reduce Reliance Bank’s risk exposure in each asset in excess of $2 million classified as substandard or doubtful in the FDIC’s Report of Examination for its September 20, 2010 examination; (d) not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit or obligation with Reliance Bank that has been, in whole or in part, charged off or adversely classified as substandard or doubtful in the FDIC’s Report of Examination, unless the denial of additional credit would be detrimental to Reliance Bank, as determined by the Bank’s Board of Directors; (e) develop a written plan for systematically reducing and monitoring the Bank’s concentrations of credit as listed in the FDIC’s Report of Examination to an amount that is commensurate with Reliance Bank’s business strategy, management expertise, size, and location; (f) review and maintain an adequate reserve for loan losses on a quarterly basis; (g) maintain minimum capital ratios of an 8% Tier 1 leverage capital ratio and 12% Total risk-based capital ratio; (h) not increase salaries or pay bonuses for any executive officer, pay management fees, or declare or pay any dividends; (i) review the liquidity, contingent funding, and interest rate risk policies and plans and develop or amend such policies and plans to address how the Bank will increase its liquid assets and reduce its reliance on volatile liabilities for liquidity purposes; (j) not accept, increase, renew, or roll over any brokered deposits; (k) develop a written three-year business/strategic plan and one-year profit and budget plan; (l) eliminate and/or correct any violations of laws, rules, and regulations identified in the FDIC’s Report of Examination; and (m) provide periodic progress reports on the above matters to the FDIC.
During the first quarter of 2011, the OTS completed a safety and soundness examination for Reliance Bank F.S.B., and issued a Prompt Corrective Action letter to Reliance Bank, F.S.B. due to its undercapitalized status at December 31, 2010. The Prompt Corrective Action letter required Reliance Bank, F.S.B. to submit a capital plan by April 8, 2011 outlining the Company's plans to shore up Reliance Bank F.S.B.'s undercapitalized position. The Company has since filed an application with the Missouri Division of Finance to merge Reliance Bank, F.S.B. into Reliance Bank under the Missouri banking charter.
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

Suspension of Dividend Payments
On February 11, 2011, the Company announced that it had suspended dividends on its preferred stock. The Company has outstanding $40 million of 5% Series A Fixed Rate Cumulative Perpetual Preferred Stock, $2 million of 9% Series B Fixed Rate Cumulative Preferred Stock, and $555,000 of 7% Series C Perpetual Convertible Preferred Stock. The Series A and Series B Preferred Stock were issued to the U. S. treasury under the federal TARP program. The Series C Preferred Stock was issued to various shareholders in a private placement. Deferred dividends totaled $554 thousand as of March 31, 2011. The Company does not pay dividends on its common stock.

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on reporting operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for the year ended December 31, 2010 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K, which was filed March 28, 2011. Management believes that there have been no material changes to our critical accounting policies during the first three months of 2011.

Results of Operations for the Three-Month Periods Ended March 31, 2011 and 2010
(Amounts in thousands)
Net Interest Income
The Company’s net interest income decreased $1,483 (13.71%) to $9,335 for the three-month period ended March 31, 2011 from the $10,818 earned during the three-month period ended March 31, 2010. The Company’s net interest margin for the three-month periods ended 2011 and 2010 was 3.12% and 3.13%, respectively. The stable margin is due to declines in both yields on earning assets and rates on interest bearing liabilities. Higher nonperforming loans at March 31, 2011 compared to March 31, 2010 contributed to a reduction in yield on earning assets to 4.60% from 5.07% for the three-month periods ended March 31, 2011 and 2010, respectively. See the "Financial Condition" section for detail discussion of nonperforming assets. The decline in rate on interest-bearing liabilities was due to lower cost of funds on the Company’s retail deposit products and a shift in funding composition toward lower cost deposit products. The Company’s average rate on interest-bearing liabilities for the three-month periods ended March 31, 2011 and 2010 was 1.62% and 2.13%, respectively.
Average earning assets for the first three months of 2011 decreased $194,660 (13.72%) to $1,224,009 from the level of $1,418,669 for the first three months of 2010. A significant portion of this decline can be attributed to the decrease in outstanding loan balances. Total average loans for the first three months of 2011 decreased $183,903 (16.34%) to $941,517 from the level of $1,125,420 for the first three months of 2010. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets and a redirection away from commercial real estate.
Total average investment securities for the first three months of 2011 decreased $14,924 (5.73%) to $245,565 from the level of $260,489 for the first three months of 2010. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide a secondary source of liquidity through “laddered” maturities of such securities, and (d) provide increased interest income over that which would be earned on overnight/daily fund investments. The total carrying value of securities pledged to secure public funds and repurchase agreements was approximately $147,400 at March 31, 2011.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand, and investment security maturities. Excess funds not invested in loans or investment securities are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the three-month periods ended March 31, 2011 and 2010 were $36,927 and $32,760, respectively.
A key factor in attempting to increase the Company’s net interest margin is to maintain a higher percentage of earning assets in the loan category, which is the Company’s highest earning asset category; however, average loans as a percentage of average earning assets declined to 76.92% for the first three months of 2011, which was a 2.41% decrease from the 79.33% achieved in the first three months of 2010. This decline resulted from the depressed economic environment in the Banks’ market areas, resulting in fewer lending opportunities for the Banks.
Total average interest-bearing deposits for the first three months of 2011 were $1,013,178, a decrease of $159,921 (13.63%) from the level of $1,173,099 for the first three months of 2010. As discussed in the following paragraphs, while the overall balance has declined, the mix of deposit balances has moved away from the higher cost time deposits to savings and transaction accounts. With the decline in loan demand and low rates available on investments, the Banks have not needed as much in deposits.
The Company’s short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. Average short-term borrowings for the three months ended March 31, 2011 increased $370 (2.68%) to $14,153 from $13,783 for the three months ended March 31, 2010. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.
The Company has used longer-term advances to match with longer-term fixed rate assets. The average balance of Federal Home Loan Bank (FHLB) advances decreased $11,053 (10.68%) to $92,409 for the first three months of 2011, compared with $103,462 for the first three months of 2010. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding, and less need for funding due to slow loan demand and low investment rates.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three-month periods ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Average deposits:
Noninterest-bearing	5.26%	4.71%

Transaction accounts	21.85	17.08
Savings	26.58	23.52
Time deposits of $100,000 or more	13.21	20.01
Other time deposits	24.08	26.02
Total average interest-bearing deposits	85.72	86.63
Total average deposits	90.98	91.34
Average short-term borrowings	1.20	1.02
Average longer-term advances from Federal Home Loan Bank	7.82	7.64
	100.00%	100.00%
The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest-bearing transaction accounts. Noninterest-bearing, interest-bearing, and savings deposits have increased to 53.69% of total funding sources at March 31, 2011 compared to 45.31% at March 31, 2010. Higher cost time deposits have declined to 37.29% of total funding sources at March 31, 2011 from 46.03% at March 31, 2010.
These increases in lower cost deposits helped reduce the rate paid on total interest-bearing liabilities from 2.13% to 1.62% for the three months ended March 31, 2011, compared to the same period in 2010. Rates on each category of interest-bearing liabilities, with the exception of long-term borrowings, dropped for the three-month period ended March 31, 2011 compared to the same period in 2010. Given the low rate of interest rates for all deposits, customers are more willing to maintain their accounts in lower-yielding savings accounts, with the expectation that rates will eventually increase, rather than locking up their funds in lower-yielding time deposits for any length of time.
Management has placed increased focus on growing lower-cost core transaction deposits by concentrating on overall customer deposit relationships, allowing for a reduction in total deposit pricing and increased customer retention.
The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities, and stockholders’ equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on each category of interest-bearing liabilities for each of the periods reported.

	Three months ended March 31, 2011
(In thousands)	Average Balance	Percent of Total Assets	Interest Income/Expense	Average Yield/Rate
ASSETS
Loans (1) (2) (3)	$941,517	73.01%	$12,080	5.20%
Investment securities:
Taxable	227,210	17.62	1,516	2.71
Exempt from federal income taxes (3)	18,355	1.42	271	5.99
Short-term investments	36,927	2.86	19	0.21
Total earning assets	1,224,009	94.91	13,886	4.60
Nonearning assets:
Cash and due from banks	4,996	0.39%
Reserve for possible loan losses	(39,337)	(3.05)
Premises and equipment	37,150	2.88
Other assets	63,009	4.89
Available-for-sale investment market valuation	(195)	(0.02)
Total nonearning assets	65,623	5.09
Total assets	$1,289,632	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$258,226	20.02%	401	0.63%
Savings	314,190	24.36	645	0.83
Time deposits of $100,000 or more	156,083	12.10	909	2.36
Other time deposits	284,679	22.08	1,613	2.30
Total interest-bearing deposits	1,013,178	78.56	3,568	1.43
Long-term borrowings	92,409	7.17	873	3.83
Funds purchased and securities sold under repurchase agreements	14,153	1.10	22	0.63
Total interest-bearing liabilities	1,119,740	86.83	4,463	1.62
Noninterest-bearing deposits	62,219	4.82
Other liabilities	3,808	0.30
Total liabilities	1,185,767	91.95
STOCKHOLDERS’ EQUITY	103,865	8.05
Total liabilities and stockholders’ equity	$1,289,632	100.00%
Net interest income			$9,423
Net yield on earning assets				3.12%

	Three months ended March 31, 2010
(In thousands)	Average Balance	Percent of Total Assets	Interest Income/Expense	Average Yield/Rate
ASSETS
Loans (1) (2) (3)	$1,125,420	74.53%	$15,458	5.57%
Investment securities:
Taxable	230,872	15.29	1,833	3.22
Exempt from federal income taxes (3)	29,617	1.96	435	5.96
Short-term investments	32,760	2.17	17	0.20
Total earning assets	1,418,669	93.95%	17,743	5.07
Nonearning assets:
Cash and due from banks	4,924	0.33
Reserve for possible loan losses	(32,373)	(2.14)
Premises and equipment	42,021	2.78
Other assets	75,686	5.00
Available-for-sale investment market valuation	1,133	0.08
Total nonearning assets	91,391	6.05
Total assets	$1,510,060	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$231,258	15.31%	546	0.96%
Savings	318,460	21.09	1,024	1.30
Time deposits of $100,000 or more	270,926	17.94	1,640	2.46
Other time deposits	352,455	23.34	2,581	2.97
Total interest-bearing deposits	1,173,099	77.68	5,791	2.00
Long-term borrowings	103,462	6.85	969	3.80
Funds purchased and securities sold under repurchase agreements	13,783	0.91	30	0.90
Total interest-bearing liabilities	1,290,344	85.44	6,790	2.13
Noninterest-bearing deposits	63,827	4.23
Other liabilities	5,268	0.36
Total liabilities	1,359,439	90.03
STOCKHOLDERS’ EQUITY	150,621	9.97
Total liabilities and stockholders’ equity	$1,510,060	100.00%
Net interest income			$10,953
Net yield on earning assets				3.13%
______________________
(1)    Interest includes loan fees, recorded as discussed in note 1 to our consolidated financial statements for the year ended December 31, 2010, included in our annual report on Form 10-K, which was filed March 30, 2011.
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

The following table sets forth, on a tax-equivalent basis for the period indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in yield/rates:

	Amount of increase (decrease)
	First quarter
	Change from 2010 to 2011 due to
(In thousands)	Volume (1)		Yield/Rate (2)	Total
Interest income:
Loans	$(2,402)		(976)	(3,378)
Investment securities:
Taxable	(29)		(288)	(317)
Exempt from federal income taxes	(166)		2	(164)
Short-term investments	1	1	1	2
Total interest income	(2,596)		(1,261)	(3,857)
Interest expense:
Interest-bearing transaction accounts	59		(204)	(145)
Savings accounts	(14)		(365)	(379)
Time deposits of $100,000 or more	(667)		(64)	(731)
Other time deposits	(445)		(523)	(968)
Total deposits	(1,067)		(1,156)	(2,223)
Funds purchased and securities sold under repurchase agreements	1		(9)	(8)
Long-term borrowings	(104)		8	(96)
Total interest expense	(1,170)		(1,157)	(2,327)
Net interest income	$(1,426)		(104)	(1,530)
(1)Change in volume multiplied by yield/rate of prior year.
(2)Change in yield/rate multiplied by volume of prior year.
NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the three-month periods ended March 31, 2011 and 2010 was $5,100 and $7,692, respectively. Net charge-offs for the three-month periods ended March 31, 2011 and 2010 totaled $5,359 and $7,196, respectively. At March 31, 2011 and 2010, the reserve for possible loan losses as a percentage of net outstanding loans was 4.12% and 2.96%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued, loans still accruing interest that were 90 days delinquent, and restructured loans) was 23.62% and 42.55% at March 31, 2011 and 2010, respectively. The continued significant decline of the real estate market has resulted in an increase in the level of nonperforming loans. Even though problem loans increased throughout 2010, before declining in the first quarter of 2011, the majority of the increase had been in loans originated outside the Florida market, and historically loss exposure outside of Florida has been much less severe for Reliance. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”

Noninterest Income
Total noninterest income for the first three months of 2011, excluding security sale gains, increased $129 (21.86%) to $719 from the $590 earned for the first three months of 2010. Income generated from other real estate properties during the first quarter of 2011 increased by $135 over the prior year's quarter.

Noninterest Expense
Total noninterest expense increased $2,391 (30.83%) for the first quarter of 2011 to $10,146 from the $7,755 incurred during the first quarter of 2010, primarily due to increased expenses related to other real estate owned.
Total personnel costs increased by $359 (11.00%) to $3,624 for the first quarter of 2011 from the $3,265 incurred in the first quarter of 2010. During the third quarter of 2010, the Company added personnel to address asset quality issues and dispose of nonperforming assets.
Total other real estate expenses for the first quarter of 2011 increased $1,164 (84.72%) to $2,538 as compared with the $1,374 of expenses incurred for the first quarter of 2010, due to higher levels of foreclosed assets and the continued decline in real estate values. Net losses and write-downs for the first quarter of 2011 were $1,839.
Total occupancy and equipment expenses decreased $29 (2.67%) to $1,058 for the first quarter of 2011 from the $1,087 incurred in the first quarter of 2010. Certain assets became fully depreciated and a temporary facility was closed in the second half of 2010.
FDIC assessment expense for the first quarter of 2011 increased $124 (15.80%) to $909 as compared with the $785 of expenses incurred for the first quarter of 2010. The rates assessed to Reliance Bank and Reliance Bank, FSB have risen from 2010 levels.
Professional fees for the first quarter of 2011 increased $447 (314.79%) to $589 as compared with the $142 of expenses incurred for the first quarter of 2010. During the fourth quarter of 2010, the Company began utilizing a consulting firm to assist in addressing problem assets.
Total data processing expenses for the first quarter of 2011 decreased $19 (4.39%) to $414 as compared with the $433 of expenses incurred for the first quarter of 2010. The decreases were achieved due to cost reduction efforts.
Other noninterest expenses for the first quarter of 2011 increased $339 (50.98%) to $1,004 as compared with the $665 of expenses incurred for the first quarter of 2010. The increase is attributed to charges related to the announced closure of the Houston, Texas and Chandler, Arizona loan production offices as well as the closure of a Reliance Bank, FSB branch location.
Income Taxes
Applicable income tax benefits totaled $0 and $1,475 for the quarters ended March 31, 2011 and 2010, respectively. In light of the Company’s cumulative losses that have occurred through 2010, the Company had established a valuation reserve of $26,077 at December 31, 2010 for its deferred tax assets. In addition, a tax valuation is being applied on tax benefits created in the current year, resulting in $0 tax benefit for the three months ended March 31, 2011.

Financial Condition
(Amounts in thousands)
Total assets of the Company decreased $27,172 (2.10%) to $1,268,853 at March 31, 2011 from a level of $1,296,025 at December 31, 2010. The depressed economy has reduced the Company’s opportunities for loan growth in its current markets.
Total deposits of the Company decreased $17,683 (1.64%) in the first three months of 2011 to $1,062,476 at March 31, 2011 from the level of $1,080,159 at December 31, 2010. The Company has sought to lower its percentage of higher cost time deposit balances while increasing lower cost interest-bearing transaction and savings account balances. The overall decline is consistent with the decline in total assets as less funding is required. However, the Company has achieved average growth in interest-bearing transaction deposits with a corresponding decrease in certificates of deposit. See the "Results of Operations" section of the report for additional discussion of changes in deposit composition.
Short-term borrowings at March 31, 2011 decreased $494 (3.25%) to $14,684 from the level of $15,178 at December 31, 2010. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total longer-term advances from the Federal Home Loan Bank decreased $5,000 (5.38%) to $88,000 from the level of $93,000 at

December 31, 2010. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Net loans decreased $71,740 (7.69%) in the first three months of 2011 to $861,248 at March 31, 2011 from the level of $932,988 at December 31, 2010. The depressed economy and a reduced focus on commercial real estate have reduced the Company’s opportunities for loan growth in its current markets.
Investment securities, all of which are maintained as available-for-sale, increased $3,906 (1.62%) in the first three months of 2011 to $245,505 at March 31, 2011 from the level of $241,599 at December 31, 2010. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio and the funding requirements of the Company’s loan portfolio, as described above.
Total stockholders’ equity decreased $5,750 (5.52%) in the first three months of 2011 to $98,496 at March 31, 2011 from the level of $104,246 at December 31, 2010. The Company’s capital-to-asset percentage was 7.76% at March 31, 2011, compared to 8.04% at December 31, 2010.
Risk Management
(Amounts in thousands)
Management’s objective in structuring the balance sheet is to maximize the return on average assets while minimizing the associated risks. The major risks concerning the Company are credit, liquidity, and interest rate risks. The following is a discussion concerning the Company’s management of these risks.
Credit Risk Management
Managing risks that the Company’s banking subsidiaries assume in providing credit products to customers is extremely important. Credit risk management includes defining an acceptable level of risk and return, establishing appropriate policies and procedures to govern the credit process, and maintaining a thorough portfolio review process.
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
Net charge-offs for the first three months of 2011 were $5,359, compared to $7,196 for the first three months of 2010. The decrease in charge-off levels resulted from the decline in nonperforming loans. The Company’s banking subsidiaries had no loans to any foreign countries at March 31, 2011 and 2010, nor did they have any concentration of loans to any industry on these dates, although a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly capitalized speculative start-up companies.
The continued significant decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has caused an increase in the Company’s nonperforming assets. Nonperforming assets were $203,484, $202,185, and $110,349 as of March 31, 2011, December 31, 2010, and March 31, 2010, respectively. Nonperforming loans dropped $14,241 (8.32%) to $156,848 at March 31, 2011 compared to $171,089 at December 31, 2010, but increased, $79,951 (103.97%) from March 31, 2010. Nonperforming loans as of March 31, 2011, December 31, 2010 and March 31, 2010 were comprised of nonaccrual loans of $137,090, $151,391, and $65,837, respectively, loans 90 days delinquent and still accruing interest of $221, $0 and $1,999, respectively, and restructured loans totaling $19,537, $19,698, and $9,061, respectively. The increase in nonperforming loans is due to the continued weakness in the economy, particularly regarding commercial and construction real estate in the Banks’ markets. The Company has taken a more aggressive approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties result in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at March 31, 2011 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.
Of the Company’s $898.2 million loans outstanding at March 31, 2011, 5% were originated in Florida and 95% outside Florida. The following table breaks down net charge-offs, nonperforming loans, and nonperforming assets between loans originated in Florida and all other loans:

	Originated In Florida	All other	Total
Net charge-offs (recoveries) (quarter ended 3/31/2011)	$(0.2) million	$5.6 million	$5.4 million
Net charge-offs (quarter ended 3/31/2010)	$2.1 million	$5.1 million	$7.2 million
Nonperforming loans (3/31/2011)	$22.1 million	$134.7 million	$156.8 million
Nonperforming loans (12/31/2010)	$26.3 million	$144.8 million	$171.1 million
Nonperforming loans (3/31/2010)	$26.9 million	$50.0 million	$76.9 million
Nonperforming assets* (3/31/2011)	$36.8 million	$166.7 million	$203.5 million
Nonperforming assets* (12/31/2010)	$41.6 million	$160.5 million	$202.1 million
Nonperforming assets* (3/31/2010)	$46.5 million	$63.8 million	$110.3 million
Outstanding loans originated in respective markets (3/31/2011)	$46.9 million	$851.3 million	$898.2 million
* Nonperforming assets are comprised of nonperforming loans, nonperforming investments, and other real estate owned.
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
Although dropping during the first quarter of 2011, the continued significant decline of the real estate markets in the St. Louis metropolitan and southwestern Florida areas caused a significant overall increase in the Company’s nonperforming loans during 2010. At March 31, 2011, nonperforming loans had decreased $14,241 to $156,848 from $171,089 at December 31, 2010, the largest components of which were primarily comprised of the following loan relationships (which comprise approximately 90% of total nonperforming loans):

▪
A loan for approximately $10.8 million, secured by an individual warehouse in St. Louis, Missouri. The loan is currently in forbearance as the borrower restructures its business operations. The warehouse is experiencing high vacancy.

▪
A $16.2 million loan to a commercial real estate developer in Houston, Texas. The loan is secured by three office buildings and developed commercial land. The borrower and the Company agreed to loan renewal terms in December 2010 that brought the loan current, past-due real estate taxes current, and established a reserve account. The borrower continues to negotiate the sale of a tract of ground that is Company collateral to a national home builder.

▪
A loan for approximately $3.4 million to a nonprofit organization for the purchase of 482 acres and a 7,000 sq. ft. residence in St. Louis, Missouri. The property is well located in a natural setting that abuts a river. The nonprofit organization has experienced financial setbacks, most notably a decline in contributions.

▪
A loan for approximately $4.5 million to a commercial real estate developer for the development of a shopping center. The center has a long-term lease in place with a grocery store. The owner is actively marketing the center to lease the vacant space.

▪	Loans totaling approximately $3.2 million to build out a day spa in Missouri. The borrower is in default. The Company is seeking repayment in full through foreclosure and pursuit of guarantors.

▪
A loan for approximately $2.7 million to finance the purchase of a retail center in O'Fallon, Missouri. The center is currently experiencing high vacancy in an overdeveloped area. The borrower continues to make monthly interest payments. Additional capital calls from investors have been slow to complete. The loan is in default and the

Company has engaged counsel to collect the loan.

▪
A loan for approximately $2.2 million for a 64,000 sq. ft. industrial warehouse which is used as a sports complex. The owner operates indoor soccer and in-line hockey throughout the year. The borrower continues to perform and the Company is encouraging the borrower to seek alternate financing.

▪
A loan of approximately $11.7 million on a 61,000 sq. ft. medical office building located in St. Louis County, Missouri. A new professional management company has been put in place to take over day-to-day operations. The Company is seeking collection through foreclosure. The process to complete foreclosure has been stalled by a lawsuit. The Company's counsel is seeking to have the lawsuit dismissed.

▪
A loan for approximately $6.6 million to refinance and provide additional capital to complete phase II of a land development project in St. Charles, Missouri. The development has slowed significantly and experienced difficult times due to the continuing slow economy.

▪
A loan for approximately $2.6 million to refinance a commercial building in St. Louis County, Missouri. The building was formerly occupied by a national chain but it has vacated. The borrower and the Company have entered into a forbearance agreement that allows the borrower a short time frame to liquidate collateral.

▪
A loan for approximately $6.9 million to refinance a commercial office property located in Phoenix, Arizona. The building has experienced vacancies. The borrower is developing a plan to increase occupancy and bring the loan current.

▪
A loan for approximately $7.5 million for the purchase of four commercial buildings located in St. Louis County and Jefferson County, Missouri. The buildings have experienced high vacancy. The loan continues to perform on an interest-only basis. The Company is seeking the borrower's cooperation to restructure the debt.

▪
A loan for approximately $13 million to refinance a commercial retail center in St. Louis County, MO. The building has experienced increased vacancies and, therefore, insufficient cash flow to service debt. The Company is seeking repayment in full through foreclosure and pursuit of the guarantors.

▪
Loans totaling approximately $10.0 million to finance the equipment, operations, and real estate for a joint venture industrial and manufacturing company with its main operations in Texas. The operations have suffered from the economy and the previous parent company's bankruptcy. The borrower has recently injected substantial cash which was used to pay down the loans and restructure debt.

▪
Loans totaling approximately $3.2 million for the construction and operation of a full-service car wash in Napa County, California. The plan suffered delays, cost overruns, and lower than expected revenues. The borrower is working to increase revenues and bring the loan current.

▪
A loan for approximately $3.9 million to finance the purchase of a private airplane. The lease between the borrower and a third party has been terminated. Additionally, airplane values have experienced significant declines. The Company is pursuing collection of the loan through legal means.

▪
A loan for approximately $6.6 million to finance the construction of a two-phase retail shopping center in Wildwood, Missouri. The development suffered from cost overruns, liens, and a lack of tenancy to service the debt. The Company has moved to foreclose on the building.

▪
A loan for approximately $4.5 million to refinance a newly constructed commercial office building located in Chesterfield, Missouri. The building suffers from high vacancy, including the majority tenant recently going out of business. The Company is working with the borrower to restructure the loan to bring it back to a performing status and the borrowers are working on signing new tenants to stabilize the cash flow of the building.

▪
A loan for approximately $1.3 million to finance the purchase of five commercial lots in Wildwood, Missouri; the lots are situated behind a current development. The borrowers purchased these lots as an investment and the sale of the lots has been slow. The borrowers have stopped making payments, and the Company has obtained counsel and is moving toward foreclosure.

▪	A loan for approximately $1.7 million to finance the purchase of a subdivision development in Arnold, Missouri. The borrowers have stopped making payments and the Company has engaged counsel to work on a solution.

▪
A loan for approximately $2 million to finance the construction of a custom home at Table Rock Lake in Southern Missouri. The borrower is working with the Company to restructure the loan. The borrower is now renting the home until a sale can take place.

▪
A loan for approximately $1.0 million to a group of investors secured by an improved commercial lot. The borrower and the Company were unable to reach agreement on further development of the site. Negotiations concluded with combination of cash and deficiency notes to satisfy debt. Documentation should close in early second quarter.

▪
A loan for approximately $7.9 million to a group of investors secured by a retail strip center. The borrower and the Company continue to negotiate terms to maintain the property in the name of the borrower. Current extension will take transaction until year-end 2011.

▪
A loan for approximately $2.0 million to a group of investors secured by a piece of unimproved commercial real estate. Primary guarantor strength has been compromised resulting in severe cash flow deficiency. Legal action has been initiated against borrower and all guarantors, but is currently suspended to provide the borrower opportunity to aggressively market the property.

▪
A loan for approximately $1.3 million to an individual, secured by the individual's primary residence in Florida that is in default. The borrower entered into a forbearance agreement, but has now defaulted under that negotiated plan. Foreclosure proceedings have again been initiated.

▪
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

The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $46,228 and $30,851 at March 31, 2011 and December 31, 2010, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2010:

(In thousands)
Balance at December 31, 2010	$30,851
Foreclosures	17,898
Cash proceeds from sales	(512)
Loans made to facilitate sales of other real estate	(170)
Losses and write-downs	(1,839)
Balance at March 31, 2011	$46,228
During this period of a declining real estate market, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio. Given the collateral values maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at March 31, 2011; however, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address the declining collateral.
Potential Problem Loans
As of March 31, 2011, the Company had 21 loans with a total principal balance of $22,490 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms, which are not included in nonperforming loans. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due, or restructured. Such loans are not necessarily indicative of future nonperforming loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan review and regulatory bank examinations. The system requires rating all loans at the time they are made, at each renewal date, and as conditions warrant.
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
Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, the watch list committee, the loan committee, or senior lending personnel at any time. Upgrades of certain risk ratings may be made only with the concurrence of a majority of the members of the loan committee.
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Executive Officer, Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer of Reliance Bank FSB. This committee may approve individual credit relationships up to $2,500. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $31,598 at March 31, 2011.
At March 31, 2011 and 2010, the reserve for possible loan losses was $37,042 and $32,717, respectively, or 4.12% and 2.96% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the three-month periods ended March 31, 2011 and 2010. The increase in the reserve is attributed to a number of factors, including the elevated levels of nonperforming loans and continued declines in the value of real estate securing the Banks’ loans. The economy continues to present challenges to our borrowers and it could be likely that others will experience difficulties in meeting obligations.

	Three-month periods
	ended March 31,
(In thousands)	2011	2010
Average loans outstanding	$941,517	$1,125,420
Reserve at beginning of period	$37,301	$32,221
Provision for possible loan losses	5,100	7.692
	42,401	39,913
Charge-offs:
Commercial loans:
Real estate	(3,351)	(1,999)
Other	(50)	(27)
Real estate:
Construction	(3,562)	(4,962)
Residential	(352)	(307)
Consumer	(8)	—
Total charge-offs	(7,323)	(7,295)
Recoveries:
Commercial loans:
Real estate	6	36
Other	1	32
Real estate:
Construction	1,945	14
Residential	10	9
Consumer	2	8
Total recoveries	1,964	99
Reserve at end of period	$37,042	$32,717
Net charge-offs to average loans (annualized)	2.31%	2.59%
Ending reserve to net outstanding loans at end of period	4.12%	2.96%
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
While considering the level of nonperforming assets when assessing the appropriate level of the reserve for loan losses at a particular point in time, the Company does not use a preassigned coverage ratio of nonperforming assets. Since a significant percentage of the Company’s loan portfolio is concentrated in commercial and construction real estate, the most significant factor when determining an appropriate level for the reserve for loan losses is a detailed analysis of the individual credit relationships and their potential for loss after considering the value of the underlying real estate collateral. During the past three years (first in Florida and then migrating to the Company’s other markets in St. Louis, Houston, and Phoenix), the Company has experienced continued declines in collateral values (e.g., one credit relationship had collateral with a current appraised value of $2,000 at the end of 2008 and a current appraised value of $1,000 at the end of 2009 for the same property). Company management has assessed that this additional uncertainty has warranted caution in assessing an appropriate level for the reserve for loan losses, and that somewhat greater conservatism is warranted at this time to ensure that the provisions reflect the level of losses inherent within the portfolio at a particular point in time.
The Company risk rates all of the loans in its loan portfolio, using a 1-7 risk rating system, with a “1” — rated credit being a high-quality loan and a “7” — rated credit having some level of loss in the credit. Loan officers are responsible for risk-rating their own credits, including maintaining the risk rating on a current basis. Downgrades are discussed at various management and loan committee meetings. The risk ratings are also subject to an ongoing review by an extensive loan review process performed independent of the loan officers. An adequately controlled risk rating process allows Company management to conclude that the Banks’ watch lists (which include all credits risk-rated “4” or greater) are, for all practical purposes, a complete profile of situations with current loss exposure.
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
When measuring impairment for loans, the expected future cash flows of impaired loans are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of collateral for a collateral-dependent loan; however, substantially all of the Company’s presently impaired credit relationships are collateralized by (and derive their ultimate cash flows from) commercial, construction, or residential real estate and, accordingly, virtually all of the Company’s impairment calculations for the present portfolio have been based on the underlying values of the real estate collateral.
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
The sum of all exposure amounts calculated for impaired loans is included in the reserve for loan losses as the specifically identifiable losses portion of the account balance. This is one portion of the reserve for loan losses. The second portion of the reserve for loan losses is a general reserve for all credit relationships not considered to be specifically impaired. This amount is calculated by first calculating the historical charge-off ratio for each of the particular loan categories and then subjectively adjusting these historical ratios for several economic and environmental factors. The adjusted ratio for each loan category is then applied against the nonimpaired loans in that loan category, resulting in a general reserve for that particular loan category. The sum of these general reserve categories, when added to the amount of specifically identified losses on impaired credits, results in the final reserve for loan losses balance for a particular date. The Company follows this process for calculating the reserve for loan losses on a quarterly basis.
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

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the volume and severity of past-due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the quality of the Banks’ loan review systems.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Banks’ existing portfolios.
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
While the Company has no significant specific industry concentration risk, over 91% of the loan portfolio was dependent on real estate collateral at March 31, 2011, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real estate loan balances as a percentage
		of total regulatory capital
	3/31/2010	12/31/2010	3/31/2011
Construction, land development, and other land loans	96%	93%	89%
Nonfarm nonresidential:
Owner occupied	130%	148%	153%
Nonowner occupied	331%	403%	422%
1- to 4-family closed end loans	39%	49%	51%
Multifamily	85%	105%	107%
Other	22%	23%	23%
Outstanding balances in all real estate loan categories have declined between March 31, 2010 and March 31, 2011. However, total regulatory capital declined at a faster pace than the loan category declines, thus resulting in increased percentages noted above.

Liquidity and Capital Resources
(Amounts in thousands)
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
Liquidity is primarily provided to the Banks through earning assets, including federal funds sold and maturities and principal payments in the investment portfolio, all funded through continued deposit growth and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $245,505 at March 31, 2011, of which approximately $203,855 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks and the Federal Home Loan Banks. Maturing loans also provide liquidity on an ongoing basis. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have federal funds lines of credit totaling $18,000, through correspondent banks, of which $18,000 was available at March 31, 2011. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $120,047 and availability under that line was $26,029 at March 31, 2011. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $8,810 of which $5,710 was available at March 31, 2011. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in St. Louis in the amount of $22,137, of which $22,137 was available, subject to a collateral and credit review, at March 31, 2011. As of March 31, 2011, the combined availability under these arrangements totaled $71,876. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become distressed to the point that their regulatory ratings were lowered, it could negatively impact the ability of the Banks to borrow the funds. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become more distressed and the Banks’ ratings lowered, it could negatively impact the ability of the Banks to borrow the funds.
The Federal Reserve Board established risk-based capital guidelines for bank holding companies, which require bank holding companies to maintain minimum levels of “Tier 1 Capital” and “Total Capital.” Tier 1 Capital consists of common and qualifying preferred stockholders’ equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total Capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt, and a portion of the reserve for loan losses, less the remaining 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on- and off-balance sheet exposures. The minimum required ratio for qualifying Total Capital is 8%, of which at least 4% must consist of Tier 1 Capital.
In addition, Federal Reserve guidelines require bank holding companies to maintain a minimum ratio of Tier 1 Capital to average total assets (net of goodwill) of 3%. The Federal Reserve guidelines state that all of these capital ratios constitute the minimum requirements for the most highly rated banking organizations, and other banking organizations are expected to maintain capital at higher levels.
The Banks are also required to maintain additional capital, as described in Item 1 above, under agreements with the banking regulators. Reliance Bank, F.S.B., was less than adequately capitalized at March 31, 2011. Also, Reliance Bank, effective with the February 14, 2011 Consent Order, was deemed to be less than well capitalized due to the new, increased capital requirements within the Order.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at March 31, 2011 are presented in the following table:

			For capital adequacy purposes		To be a well capitalized bank under prompt corrective action provision
(in thousands of dollars)	Amount	Actual ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$101,227	9.94%	$81,453	≥8.0%	N/A	N/A
Reliance Bank	97,377	10.06%	77,400	≥8.0%	96,750	≥10.0%
Reliance Bank, FSB	4,237	8.46%	4,007	≥8.0%	5,009	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$88,200	8.66%	$40,726	≥4.0%	N/A	N/A
Reliance Bank	85,040	8.79%	38,700	≥4.0%	58,050	≥6.0%
Reliance Bank, FSB	3,564	7.12%	2,004	≥4.0%	3,005	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$88,200	6.90%	$51,094	≥4.0%	N/A	N/A
Reliance Bank	85,040	7.08%	48,043	≥4.0%	60,054	≥5.0%
Reliance Bank, FSB	3,564	4.30%	3,317	≥4.0%	4,147	≥5.0%
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

	Total risk-based ratio	Tier 1 risk-based ratio	Tier 1 leverage ratio
Well capitalized	10%	6%	5%
Adequately capitalized	8	4	4
Undercapitalized	<8	<4	<4
Significantly undercapitalized	<6	<3	<3
Critically undercapitalized	*	*	*
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
The required contractual obligations and other commitments at March 31, 2011 are as follows:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Operating leases	$6,856	620	1,813	4,423
Time deposits	445,600	295,239	143,102	7,259
Federal Home Loan Bank borrowings	88,000	1,000	25,000	62,000
Commitments to extend credit	79,438	49,637	10,756	19,045
Standby letters of credit	12,567	12,145	422	—
Impact of New and Not Yet Adopted Accounting Pronouncements
In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company is evaluating the impact of adopting this updated guidance.

Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Management of rate-sensitive earning assets and interest-bearing liabilities remains a key to the Company’s profitability. The Company’s operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid or withdrawn, mature, or are repriced in specified periods. The principal objective of the Company’s asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Banks utilize gap analyses as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. Reliance Bank management also monitors, on a quarterly basis, the variability of earnings and fair value of equity in various interest rate environments. Bank management evaluates the Banks’ risk position to determine whether the level of exposure is significant enough to hedge a potential decline in earnings and value or whether the Banks can safely increase risk to enhance returns.
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of March 31, 2011, individually and cumulatively, through various time horizons:

	Remaining maturity if fixed rate;
	earliest possible repricing interval if floating rate
(In thousands)	3 months or Less	Over 3 months through 12 months	Over 1 year through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$403,592	148,292	323,927	22,421	898,232
Investment securities, at amortized cost	19,656	35,563	140,196	50,154	245,569
Other interest-earnings assets	45,102	—	—	—	45,102
Total interest-earning assets	$468,350	183,855	464,123	72,575	1,188,903
Interest-bearing liabilities:
Savings and interest-bearing transaction accounts	$554,761	67	—	—	554,828
Time certificates of deposit of $100,000 or more	28,828	79,776	51,405	3,128	163,137
All other time deposits	48,960	137,675	91,697	4,131	282,463
Nondeposit interest-bearing liabilities	11,257	2,413	27,014	62,000	102,684
Total interest-bearing liabilities	$643,806	219,931	170,116	69,259	1,103,112
Gap by period	$(175,456)	(36,076)	294,007	3,316	85,791
Cumulative gap	$(175,456)	(211,532)	82,475	85,791	85,791
Ratio of interest-sensitive assets to interest-sensitive liabilities	0.73	0.84	2.73	1.05	1.08
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.73	0.76	1.08	1.08	1.08
A gap report is used by Bank management to review any significant mismatch between the repricing points of the Banks’ rate sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities reprice in that particular time frame and, if rates rise, these liabilities will reprice faster than the assets. A positive gap would indicate the opposite. Management has set policy limits specifying acceptable levels of interest rate risk as measured by the gap report. Gap reports can be misleading in that they capture only the repricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments, and embedded options risk relates to the potential for the divergence from expectations in the level and/or timing of cash flows given changes in rates. As indicated in the above table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and interest-bearing transaction accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic. Bank management believes its current asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, allowing maintenance of adequate net interest margins.
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at March 31, 2011 indicate that the Company’s fair market value of equity would decrease 6.74%, and 13.91%, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and increase 6.35% and 10.01%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.

Part I — Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION

Part II — Item 1 — Legal Proceedings
The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes that there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business, financial condition, results of operations, or cash flows of the Company or any of its subsidiaries.

Part II — Item 1A — Risk Factors
Financial reforms and related regulations may affect our business activities, financial position, and profitability.
The Dodd-Frank Act, signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. We are currently reviewing the impact the legislation will have on our business.
The legislation charges the federal banking agencies with drafting and implementing enhanced supervision, examination, and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage, and liquidity standards, and numerous other requirements. The Dodd-Frank Act also authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates, and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by the Company.
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
There have not been any other material changes in the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Part II — Item 6 — Exhibits

Exhibit
number	Description

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Allan D. Ivie, IV
Allan D. Ivie, IV
Chief Executive Officer

By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Chief Financial Officer
Date: May 13, 2010