Form 10-Q
period 2011-06-30
Reliance Bancshares, Inc.
filed 2011-08-12
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer :☐	Accelerated filer :☐	Non-accelerated filer :☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of July 26, 2011, the Registrant had 22,599,438 shares of outstanding common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30,	December 31,
(In thousands, except share and per share data)	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$9,673	8,364
Interest-earning deposits in other financial institutions	90,811	18,800
Investments in available-for-sale debt securities, at fair value	238,131	241,599
Loans	815,080	970,261
Add net deferred loan costs	52	28
Less reserve for possible loan losses	(37,279)	(37,301)
Net loans	777,853	932,988
Residential mortgage loans held for sale	476	1,839
Premises and equipment, net	34,872	35,778
Accrued interest receivable	2,974	3,449
Other real estate owned	54,311	30,851
Identifiable intangible assets, net of accumulated amortization of $132 and $124 at June 30, 2011 and December 31, 2010, respectively	113	121
Goodwill	1,149	1,149
Other assets	19,545	21,087
	$1,229,908	1,296,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$67,988	61,288
Interest-bearing	952,268	1,018,871
Total deposits	1,020,256	1,080,159
Short-term borrowings	23,600	15,178
Long-term Federal Home Loan Bank borrowings	88,000	93,000
Accrued interest payable	1,224	1,320
Other liabilities	5,146	2,122
Total liabilities	1,138,226	1,191,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 250,000,000 shares authorized, 22,580,672 and 22,481,804 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,645	5,620
Surplus	123,370	124,366
Treasury stock, 1,666 shares at June 30, 2011	(4)	—
Accumulated deficit	(81,702)	(68,325)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	1,818	30
Total stockholders’ equity	91,682	104,246
	$1,229,908	1,296,025
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$10,963	14,668	23,033	30,111
Interest on loans held for sale	3	4	7	13
Interest on debt securities:
Taxable	1,595	1,674	3,111	3,507
Exempt from federal income taxes	160	295	348	601
Interest on short-term investments	34	16	53	33
Total interest income	12,755	16,657	26,552	34,265
Interest expense:
Interest on deposits	3,377	5,465	6,945	11,255
Interest on short-term borrowings	22	26	44	57
Interest on long-term Federal Home Loan Bank borrowings	854	955	1,726	1,924
Total interest expense	4,253	6,446	8,715	13,236
Net interest income	8,502	10,211	17,837	21,029
Provision for possible loan losses	6,816	9,628	11,916	17,320
Net interest income after provision for possible loan losses	1,686	583	5,921	3,709
Noninterest income:
Service charges on deposit accounts	216	236	407	460
Net gains on sales of debt securities	57	201	57	266
Other noninterest income	764	349	1,292	714
Total noninterest income	1,037	786	1,756	1,440
Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	556	667	562	667
Portion of other-than-temporary losses recognized in other comprehensive income	(526)	(609)	(526)	(609)
Net impairment loss realized	30	58	36	58
Salaries and employee benefits	3,390	3,224	7,014	6,489
Other real estate owned expense	3,738	1,222	6,276	2,596
Occupancy and equipment expense	1,015	1,074	2,073	2,161
FDIC assessment	868	754	1,777	1,539
Professional fees	654	208	1,243	350
Data processing	408	377	822	810
Amortization of intangible assets	4	4	8	8
Other noninterest expenses	801	644	1,805	1,307
Total noninterest expense	10,908	7,565	21,054	15,318
Loss before applicable income taxes	(8,185)	(6,196)	(13,377)	(10,169)
Applicable income tax benefit	—	(2,693)	—	(4,167)
Net loss	$(8,185)	(3,503)	(13,377)	(6,002)
Net loss	$(8,185)	(3,503)	(13,377)	(6,002)
Preferred stock dividends	(555)	(551)	(1,109)	(1,100)
Net loss attributable to common shareholders	$(8,740)	(4,054)	(14,486)	(7,102)
Per share amounts:
Basic loss per share	$(0.39)	$(0.19)	$(0.64)	$(0.34)
Basic weighted average shares outstanding	22,580,672	21,221,753	22,568,786	21,097,611
Diluted loss per share	$(0.39)	$(0.19)	$(0.64)	$(0.34)
Diluted weighted average shares outstanding	22,580,672	21,221,753	22,568,786	21,097,611
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Loss
Six Months Ended June 30, 2011 and 2010
(unaudited)

	2011	2010
(In thousands)
Net loss	$(13,377)	(6,002)
Other comprehensive income (loss) before tax:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	(73)	(59)
Change in unrealized gains (losses) on other securities available for sale, net of reclassification	2,803	4,332
Reclassification adjustments for:
Available-for-sale security gains included in net loss	(57)	(266)
Write-down of investment securities included in net loss	36	58
Other comprehensive income (loss) before tax	2,709	4,065
Income tax related to items of other comprehensive income (loss)	921	1,381
Other comprehensive income (loss), net of tax	1,788	2,684
Total comprehensive loss	$(11,589)	(3,318)

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2011 and 2010
(unaudited)

	Preferred stock	Common stock	Subscriptions receivable	Surplus	Accumulated deficit	Treasury stock	Accumulated other comprehensive income	Total stockholders' equity
(In thousands, except shares)
Balance at December 31, 2009	$42,300	5,243	—	122,335	(19,796)	—	(412)	149,670
Net loss	—	—	—	—	(6,002)	—	—	(6,002)
Subscriptions received for 1,551,517 shares of common stock	—	388	(4,655)	4,267	—	—	—	—
Payments received for subscription receivable	—	—	1,097	—	—	—	—	1,097
Issuance of 235 shares of Series C preferred stock	235	—	—	—	—	—	—	235
Preferred stock dividends	—	—	—	(1,100)	—	—	—	(1,100)
Stock issuance costs	—	—	—	(28)	—	—	—	(28)
Issuance of stock in connection with employee stock purchase plan - 16,103 shares	—	4	—	31	—	—	—	35
Stock option expense	—	—	—	169	—	—	—	169
Amortization of restricted stock	—	—	—	29	—	—	—	29
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	2,684	2,684
Balance at June 30, 2010	$42,535	5,635	(3,558)	125,703	(25,798)	—	2,272	146,789
Balance at December 31, 2010	$42,555	5,620	—	124,366	(68,325)	—	30	104,246
Net loss	—	—	—	—	(13,377)	—	—	(13,377)
Issuance of 75,000 shares of restricted stock	—	19	—	(19)	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	(1,109)	—	—	—	(1,109)
Forfeiture of 1,666 shares of restricted stock	—	—	—	4	—	(4)	—	—
Issuance of stock in connection with employee stock purchase plan - 23,868 shares	—	6	—	19	—	—	—	25
Stock option expense	—	—	—	14	—	—	—	14
Amortization of restricted stock	—	—	—	95	—	—	—	95
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	1,788	1,788
Balance at June 30, 2011	$42,555	5,645	—	123,370	(81,702)	(4)	1,818	91,682
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(unaudited)

(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(13,377)	(6,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,736	1,843
Provision for possible loan losses	11,916	17,320
Net gains on sales and write-downs of debt securities	(21)	(208)
Write-downs of bank premises and equipment	149	—
Net losses on sales and write-downs of other real estate owned	4,604	1,504
Stock option compensation cost	14	169
Amortization of restricted stock expense	95	29
Mortgage loans originated for sale in the secondary market	(6,734)	(8,281)
Mortgage loans sold in the secondary market	8,097	8,113
Decrease in accrued interest receivable	475	1,189
Decrease in accrued interest payable	(96)	(435)
Loss on sale of loans	19	—
Other operating activities, net	2,536	(959)
Net cash provided by operating activities	9,413	14,282
Cash flows from investing activities:
Purchase of available-for-sale debt securities	(64,003)	(85,749)
Proceeds from maturities and issuer calls of available-for-sale debt securities	49,061	94,127
Proceeds from sales of available-for-sale debt securities	20,367	15,672
Net decrease in loans	109,371	48,385
Proceeds from sale of other real estate owned	1,907	3,601
Proceeds from sale of bank premises and equipment	4	—
Proceeds from sale of loans	3,858	—
Purchase of bank premises and equipment	(202)	(14)
Net cash provided by investing activities	120,363	76,022
Cash flows from financing activities:
Net decrease in deposits	(59,903)	(88,953)
Net increase (decrease) in short-term borrowings	8,422	6,196
Payments of long-term Federal Home Loan Bank borrowings	(5,000)	(5,000)
Issuance of preferred stock	—	235
Dividends on preferred stock	—	(1,100)
Issuance of common stock	25	1,133
Payment of stock issuance costs	—	(28)
Net cash used in financing activities	(56,456)	(87,517)
Net increase in cash and cash equivalents	73,320	2,787
Cash and cash equivalents at beginning of period	27,164	27,697
Cash and cash equivalents at end of period	$100,484	30,484
Supplemental information:
Cash paid for interest	$8,811	13,671
Cash received from income tax refund	—	248
Noncash transactions:
Transfers to other real estate in settlement of loans	34,652	12,710
Loans made to facilitate the sale of other real estate	4,681	371
Accrual of preferred dividend	1,109	—

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
Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in the Company’s previously issued Annual Report on Form 10-K.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Subsequent Events
The Company has considered all events occurring subsequent to June 30, 2011 for possible disclosures through the filing date of this Form 10-Q.
Income Taxes
Applicable income tax benefits totaled $0 and $4,167 for the six months ended June 30, 2011 and 2010, and $0 and $2,693 for the quarter ended June 30, 2011 and 2010, respectively. Given the Company's cumulative losses that have occurred through 2010, the Company established a valuation reserve of $26,077 at December 31, 2010 for its deferred tax assets. This valuation reserve was increased by $5,288 in the first six months of 2011 to $31,365 at June 30, 2011.
Earnings per Share
Basic earnings per share data is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised. The following table presents a summary of per share data and amounts for the periods indicated.

	Three-Months Ended June 30,		Six-Months Ended June 30,
(In thousands, except shares and per share data)	2011	2010	2011	2010
Basic
Net loss attributable to common shareholders	$(8,740)	(4,054)	$(14,486)	$(7,102)
Weighted average common shares outstanding	22,580,672	21,221,753	22,568,786	21,097,611
Basic loss per share	$(0.39)	(0.19)	$(0.64)	$(0.34)
Diluted
Net loss attributable to common shareholders	$(8,740)	(4,054)	$(14,486)	$(7,102)
Weighted average common shares outstanding	22,580,672	21,221,753	22,568,786	21,097,611
Effect of dilutive stock options	—	—	—	—
Diluted weighted average common shares outstanding	22,580,672	21,221,753	22,568,786	21,097,611
Diluted loss per share	$(0.39)	(0.19)	$(0.64)	$(0.34)

NOTE 2 — INTANGIBLE ASSETS
(Amounts in thousands)
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at June 30, 2011 will be $4 per quarter until completely amortized.
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

NOTE 3 — STOCK-BASED COMPENSATION
(Amounts in thousands, except shares and per share amounts)
Various stock option plans have been adopted (both incentive stock option plans and nonqualified stock option plans) under which options to purchase shares of Company common stock may be granted to officers, employees, and directors of the Company and its subsidiary banks. All options were authorized and granted at prices approximating or exceeding the fair value of the Company’s common stock at the date of grant. Various vesting schedules have been authorized for the options granted to date by the Company’s Board of Directors, including certain performance measures used to determine vesting of certain options granted. Options expire up to ten years from the date of grant if not exercised. For certain of the options granted, the Company’s Board of Directors has the ability, at its sole discretion, to grant to key officers of the Company and Banks the right to surrender their options held to the Company, in whole or in part, and to receive in exchange therefore payment by the Company of an amount equal to the excess of the fair value of the shares subject to such options over the exercise price to acquire such options. Such payments may be made in cash, shares of Company common stock, or a combination thereof.
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
Following is a summary of the Company’s stock option activity for the six-month periods ended June 30, 2011 and 2010:

	Weighted average option price per share	Number of shares	Remaining contractual term (years)	Aggregate intrinsic value
Six Months Ended June 30, 2010:
Balance at December 31, 2009	$8.17	2,091,266
Forfeited	10.68	(38,066)
Balance at June 30, 2010	8.12	2,053,200	3.54	—
Exercisable at June 30, 2010	8.16	1,911,409	3.26	—
Six Months Ended June 30, 2011:
Balance at December 31, 2010	$7.98	1,969,916
Forfeited	6.37	(652,350)
Outstanding at June 30, 2011	8.78	1,317,566	2.97	—
Exercisable at June 30, 2011	8.80	1,296,399	2.90	—

A summary of the activity of nonvested options for the six-month periods ended June 30, 2011 and 2010 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2009	271,198	$2.09
Granted	—	—
Vested	(125,157)	2.54
Forfeited	(4,250)	1.14
Nonvested at June 30, 2010	141,791	1.72

Nonvested at December 31, 2010	77,139	$0.61
Granted	—	—
Vested	(41,889)	0.71
Forfeited	(14,083)	—
Nonvested at June 30, 2011	21,167	0.81
The total fair value of shares (based on the fair value of the options at their respective grant dates) subject to options that vested during the six months ended June 30, 2011 and 2010 was $30 and $318, respectively.
As of June 30, 2011, the total unrecognized compensation expense related to nonvested stock options granted was $2, and the related weighted average period over which it was expected to be recognized was approximately six months. During the six months ended June 30, 2011 and 2010, the Company recognized stock option expense of $14 and $169, respectively.
The Company also awarded 75,000 and 106,300 shares of the Company’s common stock during the six months ended June 30, 2011 and 2010, respectively, that are contingent on the Company meeting specified net income goals during 2010, 2011, 2012, and 2013, or the combined four-year period ending December 31, 2013, and continued employment.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

A summary of the activity of the Company’s restricted stock awards for the six months ended June 30, 2011 and 2010 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2009	18,083	$5.32
Granted	106,300	—
Vested	(2,000)	15.00
Forfeited	—	—
Outstanding at June 30, 2010	122,383	0.54

Outstanding at December 31, 2010	191,366	$1.28
Granted	75,000	1.61
Vested	(2,000)	15.00
Forfeited	(24,316)	0.16
Outstanding at June 30, 2011	240,050	1.38
The Company amortizes the expense related to restricted stock awards as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted to senior executive officers will vest in two or three years after the grant date, and when all funds received under the Troubled Assets Relief Program Capital Purchase Program have been paid in full. Expense for restricted stock awards of $99 and $29 was recorded for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the total unrecognized compensation expense related to restricted stock awards was $468, and the related weighted average period over which it was expected to be recognized was approximately 28 months.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

NOTE 4 — INVESTMENTS IN DEBT SECURITIES
(Amounts in thousands)
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Banks’ available-for-sale debt securities at June 30, 2011 and December 31, 2010 were as follows:

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2011
Obligations of U.S. government agencies and corporations	$62,883	846	(85)	63,644
Obligations of state and political subdivisions	14,942	530	—	15,472
Trust preferred securities	3,066	—	(2,221)	845
U.S. agency residential mortgage-backed securities	154,486	3,926	(242)	158,170
	$235,377	5,302	(2,548)	238,131

December 31, 2010
Obligations of U.S. government agencies and corporations	$73,664	380	(513)	73,531
Obligations of state and political subdivisions	19,638	474	—	20,112
Trust preferred securities	3,104	—	(2,593)	511
U.S. agency residential mortgage-backed securities	145,148	3,407	(1,110)	147,445
	$241,554	4,261	(4,216)	241,599
The amortized cost and estimated fair value of debt and equity securities classified as available-for-sale at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

(In thousands)	Amortized cost	Estimated fair value
Due one year or less	$450	454
Due one year through five years	21,377	21,798
Due five years through ten years	47,852	48,726
Due after ten years	11,212	8,983
U.S. agency residential mortgage-backed securities	154,486	158,170
	$235,377	238,131

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Provided below is a summary of available-for sale investment securities which were in an unrealized loss position at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$10,897	(85)	—	—	10,897	(85)
Trust preferred securities	—	—	845	(2,221)	845	(2,221)
U.S. agency residential mortgage-backed securities	37,824	(242)	—	—	37,824	(242)
	$48,721	(327)	845	(2,221)	49,566	(2,548)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$29,293	(513)	—	—	29,293	(513)
Trust preferred securities	—	—	511	(2,593)	511	(2,593)
U.S. agency residential mortgage-backed securities	41,882	(1,110)	—	—	41,882	(1,110)
	$71,175	(1,623)	511	(2,593)	71,686	(4,216)

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
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts, and insurance companies. The market for trust preferred securities at June 30, 2011 was not active and markets for similar securities were also not active. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for the securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is not more likely than not that the Banks will not be required to sell them.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The Banks’ trust preferred securities consist of the following issues:

	Pools
(In thousands, except banks/insurers)	I PreTsl III	PreTsl XXVIII	PreTsl XIV	T Pref I	Total
Class	C	B	B-1	B
Original par	$1,000	1,000	1,000	1,000
Book value	1,000	934	550	582	3,066
Fair value	263	166	25	391	845
Discounted cash flows	1,003	936	618	658
Year-to-date 2011 impairment	—	—	36	—	36
Lowest credit rating assigned to security:
Moody's	NR	Ca	Ca	Ca
Fitch	CCC	CC	C	D
Number of banks/insurers	25	56	60	59
Banks/insurers currently performing	23	40	34	14
Actual deferrals and defaults as a percentage of
the original collateral	7.95%	23.56%	34.98%	12.42%
Excess subordination as a percentage of the
remaining performing collateral	(2.04)%	2.93%	(40.47)%	(65.86)%
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (OTTI). The following table provides information about those trust preferred securities for which only a credit loss was recognized in income, and other losses are recorded in other comprehensive loss for the six months ended June 30, 2011 and 2010:

(In thousands)	June 30, 2011	June 30, 2010
Accumulated credit losses on trust preferred securities:
Beginning of period	$919	341
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	36	58
Reductions due to increases in expected cash flows	—	—
End of period	$955	399

NOTE 5 — LOANS
(Amounts in thousands)
The composition of the loan portfolio at June 30, 2011 and December 31, 2010 was as follows:

(In thousands)	June 30, 2011	December 31, 2010
Commercial:
Real estate	$606,249	716,774
Other	69,737	80,973
Real estate:
Construction	79,002	100,457
Residential	59,608	69,143
Consumer	484	2,914
	$815,080	970,261

The Banks grant commercial, industrial, residential, and consumer loans (including overdrafts totaling $62 and $119 at June 30, 2011 and December 31, 2010, respectively) throughout the St. Louis, Missouri metropolitan area and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

At June 30, 2011, the Company's consolidated reserve for loan losses calculation had the following components (in thousands of dollars):

Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	25	$20,739	3,499
Residential real estate	19	5,147	451
Commercial real estate	47	96,099	8,501
Commercial and industrial	12	15,026	1,239
Consumer	1	3	1
		$137,014	13,691

     General reserve for nonimpaired credits:

Loan type	Historical charge-off percentage	Adjusted charge-off percentage	Nonimpaired loan balance	Calculated reserve
Real estate construction	12.85%	13.42%	$58,263	7,824
Residential real estate	1.98	2.47	54,461	1,347
Commercial real estate	2.63	2.75	510,150	14,023
Commercial and industrial	0.47	0.71	54,711	387
Consumer	0.69	1.40	481	7
			678,066	23,588
Total			$815,080	37,279

At December 31, 2010, the Company’s consolidated reserve for loan losses calculation had the following components (in thousands of dollars):
Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	30	$38,347	4,633
Residential real estate	18	3,156	357
Commercial real estate	55	130,065	9,109
Commercial and industrial	14	14,580	1,628
Consumer	1	4	1
		$186,152	15,728

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

     General reserve for nonimpaired credits:

Loan type	Historical charge-off percentage	Adjusted charge-off percentage	Nonimpaired loan balance	Calculated reserve
Real estate construction	11.37%	11.81%	$62,110	7,333
Residential real estate	1.97	2.29	65,987	1,514
Commercial real estate	2.01	2.10	586,709	12,297
Commercial and industrial	0.45	0.60	66,393	401
Consumer	0.88	0.97	2,910	28
			784,109	21,573
Total			$970,261	37,301

Following is an analysis of the reserve for loan losses by loan type and those loans that have been specifically evaluated or evaluated in aggregate at June 30, 2011, with comparative amounts in total at June 30, 2010 (in thousands of dollars):

	June 30, 2011						June 30, 2010
(In thousands)	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total

Reserve for possible loan losses:
Beginning balance, December 31	$21,406	2,029	11,966	1,871	29	37,301	32,221
Charge-offs	(8,863)	(122)	(4,479)	(608)	(17)	(14,089)	(13,653)
Recoveries	140	5	1,988	13	5	2,151	275
Provision	9,841	(286)	1,848	522	(9)	11,916	17,320
Ending balance, June 30	$22,524	1,626	11,323	1,798	8	37,279	36,163
Individually evaluated for impairment	$8,501	1,239	3,499	451	1	13,691
Collectively evaluated for impairment	$14,023	387	7,824	1,347	7	23,588

Financial receivables:
Individually evaluated for impairment	$96,099	15,026	20,739	5,147	3	137,014
Collectively evaluated for impairment	510,150	54,711	58,263	54,461	481	678,066
Ending balance, June 30	$606,249	69,737	79,002	59,608	484	815,080

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of past-due loans by type and by number of days delinquent at June 30, 2011 and December 31, 2010 (in thousands of dollars):

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment > 90 days and accruing
2011
Commercial:
Real estate	$8,344	6,422	60,584	75,350	530,899	606,249	1,928
Other	—	2,593	260	2,853	66,884	69,737	—
Real estate:
Construction	439	—	20,531	20,970	58,032	79,002	—
Residential	213	845	2,052	3,110	56,498	59,608	750
Consumer	—	—	3	3	481	484	168
Total	$8,996	9,860	83,430	102,286	712,794	815,080	2,846

2010
Commercial:
Real estate	$5,022	6,491	64,032	75,545	641,229	716,774	—
Other	271	9,283	235	9,789	71,184	80,973	—
Real estate:
Construction	7,199	—	28,296	35,495	64,962	100,457	—
Residential	3,195	567	2,403	6,165	62,978	69,143	—
Consumer	—	—	—	—	2,914	2,914	—
Total	$15,687	16,341	94,966	126,994	843,267	970,261	—

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of impaired loans by type at June 30, 2011 and December 31, 2010 (in thousands of dollars):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
2011
Commercial:
Real estate	$96,099	109,461	8,501	101,499	514
Other	15,026	15,839	1,239	11,055	86
Real estate:
Construction	20,739	36,037	3,499	21,461	28
Residential	5,147	7,221	451	5,484	—
Consumer	3	3	1	4	—
Total	$137,014	168,561	13,691	139,503	628

2010
Commercial:
Real estate	$130,065	141,938	9,109	137,401	623
Other	14,580	14,888	1,628	14,713	80
Real estate:
Construction	38,347	56,750	4,633	46,875	104
Residential	3,156	4,552	357	3,997	1
Consumer	4	4	1	4	—
Total	$186,152	218,132	15,728	202,990	808

Following is a summary of loans on nonaccrual status by type at June 30, 2011 and December 31, 2010 (in thousands of dollars):

(In thousands)	2011	2010
Commercial:
Real estate	$79,651	104,714
Other	2,605	13,660
Real estate:
Construction	19,834	29,894
Residential	5,114	3,119
Consumer	3	4
Total	$107,207	151,391

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of loans segregated based on credit quality indicators at June 30, 2011 and December 31, 2010 (in thousands of dollars):

2011 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$465,284	46,676	57,555	52,769	481	622,765
Special mention	34,344	8,035	—	1,665	—	44,044
Substandard	106,621	12,681	21,447	5,174	3	145,926
Doubtful	—	2,345	—	—	—	2,345
Total	$606,249	69,737	79,002	59,608	484	815,080

2010 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$561,135	60,406	56,533	63,412	2,910	744,396
Special mention	14,821	5,524	4,714	2,217	—	27,276
Substandard	140,818	12,258	38,060	3,514	4	194,654
Doubtful	—	2,785	1,150	—	—	3,935
Total	$716,774	80,973	100,457	69,143	2,914	970,261

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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance sheet financial instruments at June 30, 2011:

(In thousands)
Financial instruments for which contractual amounts represent:
Commitments to extend credit	$61,338
Standby letters of credit	12,524
$73,862
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at June 30, 2011, $11,073 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment on which the Banks generally have a superior lien.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011:

(In thousands)	Carrying amount	Estimated fair value
Balance sheet assets:
Cash and due from banks	$100,484	100,484
Investments in debt securities	238,131	238,131
Loans, net	777,853	786,950
Loans held for sale	476	476
Accrued interest receivable	2,974	2,974
	$1,119,918	1,129,015
Balance sheet liabilities:
Deposits	$1,020,256	1,023,472
Short-term borrowings	23,600	23,600
Long-term Federal Home Loan Bank borrowings	88,000	94,996
Accrued interest payable	1,224	1,224
	$1,133,080	1,143,292
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
Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. Given conditions in the debt markets at June 30, 2011 and the absence of observable transactions in the secondary and new issue markets for trust preferred securities, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at June 30, 2011, so an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the trust preferred securities have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the trust preferred securities. The trust preferred securities are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

(In thousands)
Balance, at fair value on December 31, 2010	$511
Net unrealized gain arising in 2011	372
Impairment write-downs recognized in 2011	(36)
Accreted discount	—
Payments in kind during 2011	—
Principal payments received in 2011	(2)
Balance, at fair value on June 30, 2011	$845
Loans — The Company does not record loans at fair value on a recurring basis, other than loans that are considered impaired, which are recorded at the lower of fair value (less cost to sell) or amortized cost. At June 30, 2011, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 3 category. The total principal balance of impaired loans measured at fair value at June 30, 2011 was $137,014.
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
The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Assets
Investment securities:
Obligations of U.S. government agencies and corporations	$—	63,644	—	63,644
Obligations of state and political subdivisions	—	15,472	—	15,472
Trust preferred collateralized debt obligations	—	—	845	845
U.S. agency residential mortgage-backed securities	—	158,170	—	158,170
Total investment securities available-for-sale	$—	237,286	845	238,131
In addition, other real estate owned is recorded at fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate owned is based upon the current appraised values of the properties, as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Accordingly, these assets are classified in the Level 2 category. The total balance of other real estate owned at June 30, 2011 is $54,311.

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three- and six-month periods ended June 30, 2011 and 2010. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2010, included in our most recent annual report on Form 10-K.
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
Forward-Looking Statements
Readers should note that in addition to the historical information contained herein, some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified with use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “potential,” “could,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks, and uncertainties are discussed in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent filings. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report, unless otherwise required by applicable rules.
Overview of Operations
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 22 locations of its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). Since its opening in 1999 through June 30, 2011, Reliance Bank has established a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois, and has total assets, loans, and deposits of $1.2 billion, $772 million, and $950 million, respectively, at June 30, 2011.
On January 17, 2006, the Company opened a new Federal Savings Bank, Reliance Bank, FSB, in Ft. Myers, Florida. At June 30, 2011, Reliance Bank, FSB has two branch locations in southwestern Florida and has total assets, loans, and deposits of $80 million, $43 million, and $71 million, respectively.
The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
Executive Summary of Results of Operations and Financial Condition
The Company’s consolidated net loss for the quarters ended June 30, 2011 and 2010 totaled $8.2 million and $3.5 million, respectively. Year-to-date net loss totaled $13.4 million compared to a net loss of $6.0 million for the same period last year. Year-to-date provision for loan losses declined by $5.4 million over the same period last year. Nonperforming loans declined for the second consecutive quarter, dropping $38.9 million since December 31, 2010. Year-to-date total noninterest expense increased by $5.7 million over the same period last year. The Company’s year-to-date net interest margin percentage dropped slightly, to 3.04% at June 30, 2011 from 3.08% for the same period last year. Year to date net interest income declined by $3.2 million from the same period last year. The reasons for these changes are discussed in more detail in the following paragraphs.
Provision and Asset Quality
Year-to-date provision for loan losses declined by $5.4 million compared to the same period last year, partially due to a decrease in the Company's nonperforming loans of $38.9 million (22.7%) to $132.2 million at June 30, 2011 compared to $171.1 million at December 31, 2010. Total nonperforming assets decreased to $187.1 million at June 30, 2011 from $202.1 million at December 31, 2010. Nonperforming loans declined during the quarter due to principal payments, a few additions, a number of charge-offs, and several foreclosures. Year-to-date net charge-offs declined $1.4 million compared with the same period last year.
Management remains focused on improving credit quality and, as a result of continued economic strains, has implemented problem credit action plans. The Company has added personnel to address asset quality issues and dispose of nonperforming assets.
Noninterest Expense
Year-to-date total noninterest expense increased by $5.7 million over the same period last year, primarily driven by an increase in costs and write-downs associated with other real estate owned. Year-to-date, these costs increased $3.7 million over the same period last year.
Net Interest Margin
The Company’s year-to-date net interest margin percentage dropped slightly, to 3.04% at June 30, 2011 from 3.08% for the same period last year. Year-to-date net interest income declined by $3.2 million from the same period last year. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes. The Company has realized a positive impact to earnings as a result of reduced deposit costs, and enhanced deposit mix.
Core Markets Focus
During the second quarter, the Company completed its closure of its loan production offices in Houston, Texas and Chandler, Arizona in order to focus on its core markets and conserve capital.

The following are certain ratios generally followed in the banking industry for the three and six-month periods ended June 30, 2011 and 2010:

	As of and for the six months ended June 30,		As of and for the quarters ended June 30,
	2011	2010	2011	2010
Percentage of net loss to:
Average total assets	(2.12)%	(0.81)%	(2.62)%	(0.96)%
Average stockholders’ equity	(26.82)%	(8.10)%	(33.75)%	(9.48)%
Net interest margin	3.04%	3.08%	2.95%	3.03%
Percentage of average stockholders’ equity to average total assets	7.91%	10.05%	7.77%	10.13%
Recent Developments
Regulatory Agreements
On November 30, 2009, Reliance Bank’s Board of Directors entered into an Agreement (the Agreement) with the Missouri Division of Finance and the Federal Deposit Insurance Corporation (FDIC). The Agreement is discussed in detail within the Company's March 31, 2011 10-Q, which was filed on May 13, 2011. On February 14, 2011, Reliance Bank’s Board of Directors entered into a Consent Order (the Consent Order) with the FDIC, which superseded the Agreement noted previously. The Consent Order requires the Bank to (a) develop a written management plan to have and retain qualified management; (b) charge off adversely classified assets identified during the FDIC’s September 20, 2010 examination of Reliance Bank; (c) develop a written plan to reduce Reliance Bank’s risk exposure in each asset in excess of $2 million classified as substandard or doubtful in the FDIC’s Report of Examination for its September 20, 2010 examination; (d) not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit or obligation with Reliance Bank that has been, in whole or in part, charged off or adversely classified as substandard or doubtful in the FDIC’s Report of Examination, unless the denial of additional credit would be detrimental to Reliance Bank, as determined by the Bank’s Board of Directors; (e) develop a written plan for systematically reducing and monitoring the Bank’s concentrations of credit as listed in the FDIC’s Report of Examination to an amount that is commensurate with Reliance Bank’s business strategy, management expertise, size, and location; (f) review and maintain an adequate reserve for loan losses on a quarterly basis; (g) maintain minimum capital ratios of an 8% Tier 1 leverage capital ratio and 12% Total risk-based capital ratio; (h) not increase salaries or pay bonuses for any executive officer, pay management fees, or declare or pay any dividends; (i) review the liquidity, contingent funding, and interest rate risk policies and plans and develop or amend such policies and plans to address how the Bank will increase its liquid assets and reduce its reliance on volatile liabilities for liquidity purposes; (j) not accept, increase, renew, or roll over any brokered deposits; (k) develop a written three-year business/strategic plan and one-year profit and budget plan; (l) eliminate and/or correct any violations of laws, rules, and regulations identified in the FDIC’s Report of Examination; and (m) provide periodic progress reports on the above matters to the FDIC.

On February 10, 2010, Reliance Bank, FSB’s Board of Directors entered into a Memorandum of Understanding (the OTS MOU) with the Office of Thrift Supervision (OTS). The OTS MOU is discussed in detail within the Company's March 31, 2011 10-Q, which was filed on May 13, 2011. On June 8, 2011, the OTS issued a Cease and Desist Order (OTS Order) to Reliance Bank, FSB, which supersedes the OTS MOU. The OTS Order requires Reliance Bank, FSB to (a) by September 30, 2011, have and maintain minimum capital ratios of 7% Tier 1 capital ratio and 13% Total risk-based capital ratio; (b) submit a revised written plan to achieve and maintain the capital levels noted above; (c) on a quarterly basis, the Reliance Bank, FSB Board of Directors shall review compliance with the capital plan; (d) within fifteen days of (1) failing to meet the capital requirements noted in (a) above; (2) failing to comply with the capital plan noted in (b) above, or (3) any written request from the OTS, Reliance Bank, FSB shall submit a written contingency plan that details actions to be taken to achieve one of the following results (i) merger with, or acquisition by, another federally insured depository institution or holding company thereof; or (ii) voluntary dissolution by filing an appropriate application with the OTS in conformity with applicable laws, regulations, and guidance; (e) submit a new business plan for the second half of 2011, and annually thereafter; (f) prepare and adopt a detailed written plan to reduce the level of criticized assets; (g) not originate, purchase, or commit to originate or purchase any new commercial real estate loans without the prior written nonobjection of the OTS; (h) not increase total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of nonobjection of the OTS; (i) comply with prior notification requirements for changes in directors and senior executive officers; (j) not declare or pay dividends or make any other capital distributions; (k) not enter into, renew, extend, or revise any contractual agreement relating to compensation or benefits for any senior executive officer or director without prior written notice to the OTS; (l) not make any golden parachute payment or prohibited indemnification payment; (m) not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of Reliance Bank, FSB; (n) prohibit the increase in the dollar amount of brokered deposits; and (o) not engage in any new transaction with an affiliate unless Reliance Bank, FSB has complied with notice requirements;
The Company has filed an application with the FDIC and OTS to merge Reliance Bank, FSB into Reliance Bank under the Missouri banking charter.

On March 6, 2010, the Company entered into a Memorandum of Understanding (the Fed MOU) with the Federal Reserve Bank of St. Louis (the Federal Reserve). The Agreement is discussed in detail within the Company's March 31, 2011 10-Q, which was filed on May 13, 2011. On July 14, 2011, the Company entered into an agreement (the Fed Agreement) with the Federal Reserve Bank of St. Louis, which superseded the Fed MOU. The Fed Agreement requires the Company to (a) take steps to ensure that the Bank complies with Reliance Bank's Consent Order noted above; (b) not, without the prior written approval of the Federal Reserve, (i) declare or pay any dividends, (ii) receive dividends or any other form of payment from the Bank representing a reduction in capital, (iii) receive dividends or any other form of payment from Reliance Bank, FSB representing a reduction in capital, to the extent that any restriction by Reliance Bank, FSB's federal regulator limiting the payment of dividends or other inter-corporate payments is in force, (iv) incur, increase, or guarantee any debt, or (v) purchase or redeem any shares of its stock; (c) submit to the Federal Reserve an acceptable written plan to maintain sufficient capital at the Registrant on a consolidated basis; (d) within 30 days after the end of any quarter in which the Registrant's capital ratios fall below the approved capital plan's minimum ratios, provide the Federal Reserve with a written notice and plan detailing the Registrant's planned steps to increase its capital ratios; (e) submit to the Federal Reserve a written statement of planned sources and uses of cash; (f) comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers; (g) comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and (h) submit quarterly progress reports to the Federal Reserve.

While no absolute assurance can be given, management of the Company and Banks believe the necessary actions have been or are being taken toward complying with the provisions of the Agreement, OTS Order, and Fed Agreement. It is not presently determinable what actions, if any, the banking regulators might take if the provisions of the Agreement, OTS Order, and Fed Agreement are not complied with within the specific time periods required.

Suspension of Dividend Payments
On February 11, 2011, the Company announced that it had suspended dividends on its preferred stock. The Company has outstanding $40 million of 5% Series A Fixed Rate Cumulative Perpetual Preferred Stock, $2 million of 9% Series B Fixed

Rate Cumulative Preferred Stock, and $555,000 of 7% Series C Perpetual Convertible Preferred Stock. The Series A and Series B Preferred Stock were issued to the U. S. treasury under the federal TARP program. The Series C Preferred Stock was issued to various shareholders in a private placement. Deferred dividends totaled $1.1 million as of June 30, 2011. The Company does not pay dividends on its common stock.

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on reporting operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for the year ended December 31, 2010 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K, which was filed March 30, 2011. Management believes that there have been no material changes to our critical accounting policies during the first six months of 2011.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2011 and 2010
(Amounts in thousands)
Net Interest Income
The Company’s net interest income decreased $3,192 (15.18%) to $17,837 for the six-month period ended June 30, 2011 from the $21,029 earned during the six-month period ended June 30, 2010. The Company’s net interest margin for the six-month periods ended 2011 and 2010 was 3.04% and 3.08%, respectively. The Company’s net interest income decreased $1,709 (16.74%) to $8,502 for the three-month period ended June 30, 2011 from the $10,211 earned during the three-month period ended June 30, 2010. The Company’s net interest margin for the three-month periods ended 2011 and 2010 was 2.95% and 3.03%, respectively. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes. The Company has realized a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix. The Company’s average rate on interest-bearing liabilities for the six-month periods ended June 30, 2011 and 2010 was 1.60% and 2.10%, respectively. The Company’s average rate on interest-bearing liabilities for the three-month periods ended June 30, 2011 and 2010 was 1.57% and 2.07%, respectively. The Company’s average yield on interest earning assets for the six-month periods ended June 30, 2011 and 2010 was 4.51% and 5.00%, respectively. The Company’s average yield on interest earning assets for the three-month periods ended June 30, 2011 and 2010 was 4.41% and 4.92%, respectively.
Average earning assets for the first six months of 2011 decreased $198,813 (14.26%) to $1,195,209 from the level of $1,394,022 for the first six months of 2010. Average earning assets for the second quarter of 2011decreased $202,967 (14.82%) to $1,166,408 from the level of $1,369,375 for the second quarter of 2010. A significant portion of this decline can be attributed to the decrease in outstanding loan balances. Total average loans for the first six months of 2011 decreased $207,988 (18.78%) to 899,766 from the level of $1,107,754 for the first six months of 2010. Total average loans for the second quarter 2011 decreased $232,073 (21.29%) to $858,014 from the level of $1,090,087 for the second quarter of 2010. The depressed economy has reduced the Company’s opportunities for loan growth and a planned decline in commercial real estate loans contributed to the overall decline.
Total average investment securities for the first six months of 2011 decreased $8,845 (3.48%) to $245,294 from the level of $254,139 for the first six months of 2010. Total average investment securities for the second quarter of 2011 decreased $2,767 (1.12%) to $245,022 from the level of $247,789 for the second quarter of 2010. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide support for pledging purposes for borrowing agreements with correspondent banks, the Federal Home Loan Banks, and the Federal Reserve, (d) provide a secondary source of liquidity through “laddered” maturities of such securities, and (e) provide increased interest income over that which would be earned on overnight/daily investments. The total carrying value of securities pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank was approximately $203,181 at June 30, 2011.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand, and investment security maturities. Excess funds not invested in loans or investment securities are invested overnight with various unaffiliated financial institutions. The average balances of such short-term investments for the six-month periods ended June 30, 2011 and 2010 were $50,149 and $32,129, respectively. The average balances of such short-term investments for the quarters ended June 30, 2011 and 2010 were $63,372 and $31,499, respectively.
Total average interest-bearing deposits for the first six months of 2011 were $997,192, a decrease of $156,875 (13.59%) from the level of $1,154,067 for the first six months of 2010. Total average interest-bearing deposits for the second quarter of 2011 were $981,207, a decrease of $153,828 (13.55%) from the level of $1,135,035 for the second quarter of 2010. As discussed in the following paragraphs, while the overall balance has declined, the mix of deposit balances has moved away from the higher cost time deposits to savings and transaction accounts. With the decline in loan demand and low rates available on investments, the Banks have reduced their rate sensitive deposits.
The Company’s short-term borrowings consist of overnight funds from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers. Average short-term borrowings for the six months ended June 30, 2011 increased $609 (4.13%) to $14,143 from $14,752 for the six months ended June 30, 2010. Average short- term borrowings for the second quarter of 2011 declined $1,587 (10.09%) to $14,134 from $15,721 for the second quarter of 2010. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.
The Company has used longer-term advances to match with longer-term fixed rate assets. The average balance of Federal Home Loan Bank (FHLB) advances decreased $11,027 (10.89%) to $90,204 for the first six months of 2011, compared with $101,231 for the first six months of 2010. The average balance of Federal Home Loan Bank advances declined $11,000

(11.11%) to $88,000 for the second quarter of 2011, compared with the $99,000 average balance for the second quarter of 2010. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the six-month periods ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Average deposits:
Noninterest-bearing	5.75%	4.45%	5.51%	4.58%

Transaction accounts	21.44	17.75	21.64	17.41
Savings	24.85	24.97	25.73	24.23
Time deposits of $100,000 or more	13.93	18.80	13.56	19.41
Other time deposits	25.14	25.26	24.61	25.65
Total average interest-bearing deposits	85.36	86.78	85.54	86.70
Total average deposits	91.11	91.23	91.05	91.28
Average short-term borrowings	1.23	1.20	1.21	1.11
Average longer-term advances from Federal Home Loan Bank	7.66	7.57	7.74	7.61
	100.00%	100.00%	100.00%	100.00%
The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest-bearing transaction accounts. Average noninterest-bearing, interest-bearing, and savings deposits have increased to 52.04% and 52.88% of total funding sources for the three and six months ended June 30, 2011 compared to 47.17% and 46.22% of total funding sources for the three and six months ended June 30, 2010. Higher cost time deposits have declined to 39.07% and 38.17% of total funding sources for the three and six months ended June 30, 2011 from 44.06% and 45.06% for the three and six months ended June 30, 2010.
These increases in lower cost deposits helped reduce the average rate paid on total interest-bearing liabilities from 2.07% to 1.57% for the three months ended June 30, 2011, compared to the same period in 2010, and from 2.10% to 1.60% for the six months ended June 30, 2011, compared to the same period 2010. Rates on each category of interest-bearing liabilities, with the exception of long-term borrowings, dropped for the three- and six-month periods ended June 30, 2011, compared to the same periods in 2010. Given the low rate of interest rates for all deposits, customers are more willing to maintain their accounts in lower-yielding savings accounts, with the expectation that rates will eventually increase, rather than locking up their funds in lower-yielding time deposits for any length of time.
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

	Six months ended June 30, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$899,766	70.78%	$23,046	5.17%
Investment securities:
Taxable	228,283	17.96	3,111	2.75
Exempt from federal income taxes (3)	17,011	1.34	501	5.94
Short-term investments	50,149	3.94	53	0.21
Total earning assets	1,195,209	94.02	26,711	4.51
Nonearning assets:
Cash and due from banks	5,806	0.46
Reserve for possible loan losses	(38,908)	(3.06)
Premises and equipment	36,165	2.84
Other assets	72,250	5.69
Available-for-sale investment market valuation	685	0.05
Total nonearning assets	75,998	5.98
Total assets	$1,271,207	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$252,307	19.85%	772	0.62%
Savings	299,927	23.59	1,168	0.79
Time deposits of $100,000 or more	158,107	12.44	1,814	2.31
Other time deposits	286,851	22.57	3,191	2.24
Total interest-bearing deposits	997,192	78.45	6,945	1.40
Long-term borrowings	90,204	7.10	1,726	3.86
Funds purchased and securities sold under repurchase agreements	14,143	1.11	44	0.63
Total interest-bearing liabilities	1,101,539	86.66	8,715	1.60
Noninterest-bearing deposits	64,177	5.05
Other liabilities	4,921	0.38
Total liabilities	1,170,637	92.09
STOCKHOLDERS’ EQUITY	100,570	7.91
Total liabilities and stockholders’ equity	$1,271,207	100.00%
Net interest income			$17,996
Net yield on earning assets				3.04%

	Six months ended June 30, 2010
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$1,107,754	74.54%	$30,135	5.49%
Investment securities:
Taxable	225,076	15.15	3,507	3.14
Exempt from federal income taxes (3)	29,063	1.96	855	5.93
Short-term investments	32,129	2.16	33	0.20
Total earning assets	1,394,022	93.81	34,530	5.00
Nonearning assets:
Cash and due from banks	5,368	0.36
Reserve for possible loan losses	(33,231)	(2.24)
Premises and equipment	41,758	2.81
Other assets	76,539	5.15
Available-for-sale investment market valuation	1,648	0.11
Total nonearning assets	92,082	6.19
Total assets	$1,486,104	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$231,733	15.60%	1,080	0.94%
Savings	322,526	21.70	2,051	1.28
Time deposits of $100,000 or more	258,420	17.39	3,142	2.45
Other time deposits	341,388	22.97	4,982	2.94
Total interest-bearing deposits	1,154,067	77.66	11,255	1.97
Long-term borrowings	101,231	6.81	1,924	3.83
Funds purchased and securities sold under repurchase agreements	14,752	0.99	57	0.78
Total interest-bearing liabilities	1,270,050	85.46	13,236	2.10
Noninterest-bearing deposits	60,997	4.11
Other liabilities	5,658	0.38
Total liabilities	1,336,705	89.95
STOCKHOLDERS’ EQUITY	149,399	10.05
Total liabilities and stockholders’ equity	$1,486,104	100.00%
Net interest income			$21,294
Net yield on earning assets				3.08%

	Quarter ended June 30, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$858,014	68.49%	$10,966	5.13%
Investment securities:
Taxable	229,356	18.31	1,595	2.79
Exempt from federal income taxes (3)	15,666	1.25	237	6.07
Short-term investments	63,372	5.06	34	0.22
Total earning assets	1,166,408	93.11	12,832	4.41
Nonearning assets:
Cash and due from banks	6,615	0.53
Reserve for possible loan losses	(38,479)	(3.07)
Premises and equipment	35,181	2.81
Other assets	81,493	6.50
Available-for-sale investment market valuation	1,564	0.12
Total nonearning assets	86,374	6.89
Total assets	$1,252,782	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$246,388	19.67%	371	0.60%
Savings	285,664	22.80	523	0.73
Time deposits of $100,000 or more	160,132	12.78	905	2.27
Other time deposits	289,023	23.07	1,578	2.19
Total interest-bearing deposits	981,207	78.32	3,377	1.38
Long-term borrowings	88,000	7.02	854	3.89
Funds purchased and securities sold under repurchase agreements	14,134	1.13	22	0.62
Total interest-bearing liabilities	1,083,341	86.47	4,253	1.57
Noninterest-bearing deposits	66,134	5.28
Other liabilities	6,026	0.48
Total liabilities	1,155,501	92.23
STOCKHOLDERS’ EQUITY	97,281	7.77
Total liabilities and stockholders’ equity	$1,252,782	100.00%
Net interest income			$8,579
Net yield on earning assets				2.95%

	Quarter ended June 30, 2010
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$1,090,087	74.55%	$14,678	5.40%
Investment securities:
Taxable	219,280	15.00	1,674	3.06
Exempt from federal income taxes (3)	28,509	1.95	419	5.90
Short-term investments	31,499	2.15	16	0.20
Total earning assets	1,369,375	93.65	16,787	4.92
Nonearning assets:
Cash and due from banks	5,813	0.40
Reserve for possible loan losses	(34,089)	(2.33)
Premises and equipment	41,496	2.84
Other assets	77,389	5.29
Available-for-sale investment market valuation	2,164	0.15
Total nonearning assets	92,773	6.35
Total assets	$1,462,148	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$232,209	15.88%	535	0.92%
Savings	326,592	22.34	1,026	1.26
Time deposits of $100,000 or more	245,914	16.82	1,502	2.45
Other time deposits	330,320	22.59	2,402	2.92
Total interest-bearing deposits	1,135,035	77.63	5,465	1.93
Long-term borrowings	99,000	6.77	955	3.87
Funds purchased and securities sold under repurchase agreements	15,721	1.08	26	0.67
Total interest-bearing liabilities	1,249,756	85.48	6,446	2.07
Noninterest-bearing deposits	58,168	3.98
Other liabilities	6,046	0.41
Total liabilities	1,313,970	89.87
STOCKHOLDERS’ EQUITY	148,178	10.13
Total liabilities and stockholders’ equity	$1,462,148	100.00%
Net interest income			$10,341
Net yield on earning assets				3.03%

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume, and changes in yield/rates:

	Amount of increase (decrease)
	Second quarter				First six months
	Change from 2010 to 2011 due to
(In thousands)	Volume (1)		Yield/rate (2)	Total	Volume (1)		Yield/rate (2)	Total
Interest income:
Loans	$(3,004)		(708)	(3,712)	(5,410)		(1,679)	(7,089)
Investment securities:
Taxable	74		(153)	(79)	49		(445)	(396)
Exempt from federal income taxes	(194)		12	(182)	(355)		1	(354)
Short-term investments	16	1	2	18	18	1	2	20
Total interest income	(3,108)		(847)	(3,955)	(5,698)		(2,121)	(7,819)
Interest expense:
Interest-bearing transaction accounts	31		(195)	(164)	88		(396)	(308)
Savings accounts	(115)		(388)	(503)	(137)		(746)	(883)
Time deposits of $100,000 or more	(493)		(104)	(597)	(1,158)		(170)	(1,328)
Other time deposits	(275)		(549)	(824)	(719)		(1,072)	(1,791)
Total deposits	(852)		(1,236)	(2,088)	(1,926)		(2,384)	(4,310)
Funds purchased and securities sold under repurchase agreements	(106)		5	(101)	(213)		15	(198)
Long-term borrowings	(2)		(2)	(4)	(2)		(11)	(13)
Total interest expense	(960)		(1,233)	(2,193)	(2,141)		(2,380)	(4,521)
Net interest income	$(2,148)		386	(1,762)	(3,557)		259	$(3,298)
(1)Change in volume multiplied by yield/rate of prior year.
(2)Change in yield/rate multiplied by volume of prior year.
NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the six-month periods ended June 30, 2011 and 2010 was $11,916 and $17,320, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended June 30, 2011 and 2010 was $6,816 and $9,628, respectively. Net charge-offs for the six-month periods ended June 30, 2011 and 2010 totaled $11,938 and $13,378, respectively. Net charge-offs for the three-month periods ended June 30, 2011 and 2010 totaled $6,580 and $6,182, respectively. At June 30, 2011 and 2010, the reserve for possible loan losses as a percentage of net outstanding loans was 4.57% and 3.39%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued, loans still accruing interest that were 90 days delinquent, and troubled debt restructurings) was 28.19% and 38.51% at June 30, 2011 and 2010, respectively. Even though problem loans increased throughout 2010, before declining in the first two quarters of 2011, the majority of the increase had been in loans originated outside the Florida market, and historically loss exposure outside of Florida has been much less severe for the Company. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”

Noninterest Income

Total noninterest income for the first six months of 2011, excluding security gains and losses, increased $525 (44.72%) to $1,699 from the $1,174 earned for the first six months of 2010. Total noninterest income for the second quarter of 2011, excluding security sale gains, increased $395 (67.52%) to $980 from the $585 earned for the second quarter of 2010. Rental income generated from other real estate owned properties increased by $518 and $383 during the first six months and second quarter of 2011, respectively.

Noninterest Expense
Total noninterest expense increased $5,736 (37.45%) for the first six months of 2011 to $21,054 from the $15,318 incurred during the first six months of 2010. Total noninterest expense increased $3,343 (44.19%) for the second quarter of 2011 to $10,908 from the $7,565 incurred during the second quarter of 2010, primarily due to increased expenses related to other real estate owned.
Total personnel costs increased by $525 (8.09%) to $7,014 for the first six months of 2011 from the $6,489 incurred in the first six months of 2010. Total personnel costs increased by $166 (5.15%) to $3,390 for the second quarter of 2011 from the $3,224 incurred in the second quarter of 2010. During the third quarter of 2010, the Company added personnel to address asset quality issues and dispose of nonperforming assets.
Total other real estate owned expenses for the first six months of 2011 increased $3,680 (141.76%) to $6,276, as compared with the $2,596 of expenses incurred for the first six months of 2010. Total other real estate owned expenses for the second quarter of 2011 increased $2,516 (205.89%) to $3,738 as compared with the $1,222 of expenses incurred for the second quarter of 2010, due to higher levels of foreclosed assets and the continued decline in real estate values. Net losses on sales and write-downs recognized based upon new property valuations for the first six months of 2011 were $4,604.
Total occupancy and equipment expenses decreased $88 (4.07%) to $2,073 for the first six months of 2011 from the $2,161 incurred in the first six months of 2010. Total occupancy and equipment expenses decreased $59 (5.49%) to $1,015 for the second quarter of 2011 from the $1,074 incurred in the second quarter of 2010. The Company closed its Houston, Texas and Chandler, Arizona loan production offices as well as a Reliance Bank, FSB branch location. Charges related to these closures were taken during the first quarter of 2011, lowering ongoing occupancy expenses.
FDIC assessment expense for the first six months of 2011 increased $238 (15.46%) to $1,777 as compared with the $1,539 of expenses incurred for the first six months of 2010. FDIC assessment expense for the second quarter of 2011 increased $114 (15.12%) to $868 as compared with the $754 of expenses incurred for the second quarter of 2010. The rates assessed to Reliance Bank and Reliance Bank, FSB have risen from 2010 levels, even though volumes have decreased.
Professional fees for the first six months of 2011 increased $893 (255.14%) to $1,243 as compared with the $350 of expenses incurred for the first six months of 2010. Professional fees for the second quarter of 2011 increased $446 (214.42%) to $654 as compared with the $208 of expenses incurred for the second quarter of 2010. During the fourth quarter of 2010, the Company began utilizing a consulting firm to assist in addressing problem assets.
Total data processing expenses for the first six months of 2011 increased $12 (1.48%) to $822 as compared with the $810 of expenses incurred for the first six months of 2010. Total data processing expenses for the second quarter of 2011 increased $31 (8.22%) to $408 as compared with the $377 of expenses incurred for the second quarter of 2010.
Other noninterest expenses for the first six months of 2011 increased $498 (38.10%) to $1,805, as compared with the $1,307 of expenses incurred for the first six months of 2010. Other noninterest expenses for the second quarter of 2011 increased $157 (24.38%) to $801 as compared with the $644 of expenses incurred for the second quarter of 2010. The increase is attributed to charges related to the announced closure of the Houston, Texas and Chandler, Arizona loan production offices as well as the closure of a Reliance Bank, FSB branch location.
Income Taxes
Applicable income tax benefits totaled $0 and $4,167 for the six-month periods ended June 30, 2011 and 2010, respectively. The effective tax rates for the six-month periods ended June 30, 2011 and 2010 were 0% and 40.98%, respectively. Applicable income tax benefits totaled $0 and $2,693 for the quarters ended June 30, 2011 and 2010, respectively. In light of the Company’s cumulative losses that occurred through 2010, the Company established a valuation reserve of $26,077 at December 31, 2010 for its deferred tax assets. In addition, a tax valuation is being applied on tax benefits created in the current year, resulting in $0 tax benefit for the six months ended June 30, 2011.

Financial Condition
(Amounts in thousands)

Total assets of the Company decreased $66,117 (5.10%) to $1,229,908 at June 30, 2011 from a level of $1,296,025 at December 31, 2010.
Total deposits of the Company decreased $59,903 (5.55%) in the first six months of 2011 to $1,020,256 at June 30, 2011 from the level of $1,080,159 at December 31, 2010. The Company has sought to lower its percentage of higher cost time deposit balances while increasing lower cost interest-bearing transaction and savings account balances. The overall decline is consistent with the decline in total assets as less funding is required. See the "Results of Operations" section of the report for additional discussion of changes in deposit composition.
Short-term borrowings at June 30, 2011 increased $8,422 (55.49%) to $23,600 from the level of $15,178 at December 31, 2010. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total longer-term advances from the Federal Home Loan Bank decreased $5,000 (5.38%) to $88,000 from the level of $93,000 at December 31, 2010. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Net loans decreased $155,135 (16.63%) in the first six months of 2011 to $777,853 at June 30, 2011 from the level of $932,988 at December 31, 2010. The depressed economy and a reduced focus on commercial real estate have lowered the Company’s loan totals.
Investment securities, all of which are maintained as available-for-sale, decreased $3,468 (1.44%) in the first six months of 2011 to $238,131 at June 30, 2011 from the level of $241,599 at December 31, 2010. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio and the funding requirements of the Company’s loan portfolio, as described above.
Total stockholders’ equity decreased $12,564 (12.05%) in the first six months of 2011 to $91,682 at June 30, 2011 from the level of $104,246 at December 31, 2010, due to continued operating losses. The Company’s capital-to-asset percentage was 7.45% at June 30, 2011, compared to 8.04% at December 31, 2010.
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
Net charge-offs for the first six months of 2011 were $11,938, compared to $13,379 for the first six months of 2010. Net charge-offs for the second quarter of 2011 were $6,580, compared to $6,182 for the second quarter of 2010. The decrease in year-to-date charge-off levels resulted from the decline in nonperforming loans. The Company’s banking subsidiaries had no loans to any foreign countries at June 30, 2011 and 2010, nor did they have any concentration of loans to any industry on these dates, except that a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly capitalized speculative start-up companies.
The decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has resulted in elevated nonperforming assets. Nonperforming assets were $187,122, $202,185, and $130,235 as of June 30, 2011, December 31, 2010, and June 30, 2010, respectively. Nonperforming loans dropped $38,860 (22.71%) to $132,229 at June 30, 2011 compared to $171,089 at December 31, 2010, but increased $38,315 (40.80%) from June 30, 2010. Nonperforming loans as of June 30, 2011, December 31, 2010, and June 30, 2010 were comprised of nonaccrual loans of $107,207, $151,391, and $86,161, respectively, loans 90 days delinquent and still accruing interest of $2,846, $0, and $858, respectively, and restructured loans totaling $22,176, $19,698, and $6,895, respectively. Although declining for the past two quarters, the increase in nonperforming loans from June 30, 2010 is due to the continued weakness in the economy, particularly regarding commercial and construction real estate in the Banks’ markets. The Company has taken a more aggressive approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties result in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at June 30, 2011 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.
Of the Company’s $815.1 million loans outstanding at June 30, 2011, 5% were originated in Florida and 95% outside Florida. The following table breaks down net charge-offs, nonperforming loans, and nonperforming assets between loans originated in Florida and all other areas:

	Originated In Florida	All other	Total
Net charge-offs (quarter ended 6/30/2011)	$0.3 million	$6.3 million	$6.6 million
Net charge-offs (quarter ended 6/30/2010)	$3.9 million	$2.3 million	$6.2 million
Nonperforming loans (6/30/2011)	$20.5 million	$111.7 million	$132.2 million
Nonperforming loans (12/31/2010)	$26.3 million	$144.8 million	$171.1 million
Nonperforming loans (6/30/2010)	$22.6 million	$71.3 million	$93.9 million
Nonperforming assets* (6/30/2011)	$35.0 million	$152.1 million	$187.1 million
Nonperforming assets* (12/31/2010)	$41.6 million	$160.5 million	$202.1 million
Nonperforming assets* (6/30/2010)	$42.9 million	$87.3 million	$130.2 million
Outstanding loans originated in respective markets (6/30/2011)	$43.8 million	$771.3 million	$815.1 million
* Nonperforming assets are comprised of nonperforming loans, nonperforming investments, and other real estate owned.
Nonperforming loans are defined as loans on nonaccrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loans are well secured and in process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal for financial reporting purposes.
Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing interest are classified as such when the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are “restructured” loans. Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, due to the borrower's financial difficulties.
Nonperforming loans have dropped the past two quarters from their high at December 31, 2010. At June 30, 2011, nonperforming loans had decreased $38,860 (22.71%) to $132,229 from $171,089 at December 31, 2010, the largest components of which were comprised of the following loan relationships (which comprise approximately 87% of total nonperforming loans):

▪
A loan for approximately $9.8 million, secured by an individual warehouse in St. Louis, Missouri. The loan is currently in forbearance as the borrower restructures its business operations. The warehouse is experiencing high vacancy. As part of the forbearance agreement, the borrower has made a $1 million principal paydown and is obligated to make a further paydown of $1 million by year-end.

▪
A $16.2 million loan to a commercial real estate developer in Houston, Texas. The loan is secured by three office buildings and undeveloped commercial land. The Company and the borrower are in negotiations to extend a recently expired forbearance agreement.

▪
A loan for approximately $3.4 million to a nonprofit organization for the purchase of 428 acres and a 7,000 sq. ft. residence in Jefferson County, Missouri. The property is well located in a natural setting that abuts a river. The nonprofit organization has experienced financial setbacks, most notably a decline in contributions. A sale of the property appears likely in the third quarter.

▪
A loan for approximately $4.5 million to a commercial real estate developer for the development of a shopping center. The center has a long-term lease in place with a grocery store. The owner is actively marketing the center to lease the vacant space.

▪
Loans totaling approximately $1.4 million to build out a day spa in St. Charles, Missouri. Four of five guarantors have settled paying the Company $1.4 million, representing 50% of the original loan amount. The Company will still pursue the fifth guarantor for the remaining amount. The Company and the borrower have entered into a forbearance agreement and the loans are current.

▪
A loan for approximately $2.2 million to finance the purchase of a retail center in O'Fallon, Missouri. The center is currently experiencing high vacancy in an overdeveloped area. The loan is past due and the borrower has stopped making interest payments. The loan is in default and the Company has engaged counsel to pursue the guarantors.

▪
A loan of approximately $11.7 million on a 61,000 sq. ft. medical office building located in St. Louis County, Missouri. A new professional management company has been put in place to take over day-to-day operations. The Company is seeking collection through foreclosure. The process to complete foreclosure has been stalled by a lawsuit.

▪
A loan for approximately $6.5 million to refinance and provide additional capital to complete phase II of a land development project in St. Charles, Missouri. The development has slowed significantly and experienced difficult times due to the continuing slow economy. The Company and borrower are entering into a forbearance agreement, while the borrower continues to have discussions with a national homebuilder to acquire lots.

▪
A loan for approximately $2.6 million to refinance a commercial building in St. Louis County, Missouri. The building was formerly occupied by a nationally recognized chain but it has vacated. Collateral securing the loan consists of a commercial building and approximately 305 acres in Jefferson County, Missouri. Both properties are moving toward a sale by the borrower.

▪
A loan for approximately $6.9 million to refinance a commercial office property located in Phoenix, Arizona. The building has experienced vacancies. Upon appointment of a receiver, the Company will seek control via foreclosure.

▪
A loan for approximately $7.5 million for the purchase of four commercial buildings located in St. Louis County and Jefferson County, Missouri. The loan continues to perform on an interest-only basis. The Company and the borrower are negotiating mutually agreeable terms whereby the Company will receive additional collateral and the borrower will make further paydowns.

▪
Loans totaling approximately $9.4 million to finance the equipment, operations, and real estate for a joint venture industrial and manufacturing company with its main operations in Texas. The operations have suffered from the economy and the previous parent company's bankruptcy. The borrower has recently injected substantial cash which was used to pay down the loans and restructure debt. The loan is performing as agreed.

▪
Loans totaling approximately $2.9 million for the construction and operation of a full-service car wash in Napa County, California. The plan suffered delays, cost overruns, and lower than expected revenues. The Company is currently working to execute a forbearance agreement.

▪
A loan for approximately $2.3 million to finance the purchase of a private airplane. The lease between the borrower and a third party has been terminated. The collateral was recently sold, resulting in a $1.5 million principal paydown. The Company is pursuing collection of the remaining loan through legal means against the guarantors.

▪
A loan for approximately $3.2 million to refinance a newly constructed commercial office building located in Chesterfield, Missouri. The building is experiencing high vacancy as the first floor tenant vacated. A forbearance agreement expired and the Company is pursuing collection via foreclosure and guarantor settlement.

▪
A loan for approximately $1.3 million to finance the purchase of five commercial lots in St. Louis County, Missouri, situated behind a current development. The borrowers purchased these lots as an investment and the sale of the lots has been slow. The borrowers have stopped making payments, and the Company has obtained counsel and is moving toward foreclosure.

▪	A loan for approximately $1.7 million to finance the purchase of a subdivision development in Jefferson County,

Missouri. The borrowers have stopped making payments and the Company has engaged counsel to initiate foreclosure and pursue guarantors.

▪
A loan for approximately $1.9 million to finance the construction of a custom home in southern Missouri. The loan is continuing to amortize and has been renewed with additional collateral. The borrower is now renting the home until a sale can take place.

▪
A loan for approximately $1.5 million for ground development of a proposed commercial retail strip center and self-storage facility in southwest Florida. The planned development is no longer feasible and the Company has engaged legal counsel for collection.

▪
A loan for approximately $7.9 million to a group of investors secured by a retail strip center in southwest Florida. The borrower and the Company continue to negotiate terms to maintain the property in the name of the borrower. The current extension will give the borrower six months to improve occupancy.

▪
A loan for approximately $2.0 million to a group of investors secured by a piece of unimproved commercial real estate in southwest Florida. Legal action has been initiated against borrower and all guarantors, but is currently suspended to provide the borrower opportunity to market the property.

▪
A loan for approximately $2.7 million secured by a retail center in St. Louis County, Missouri. Presently there are several major national credit tenants considering relocating to this property. The Company is considering a short-term renewal to allow for leasing opportunities.

▪
A loan for approximately $1.2 million to an individual, secured by the individual's primary residence in Florida that is in default. The borrower has defaulted under the terms of a forbearance agreement. The Company engaged counsel to proceed with foreclosure. The foreclosure sale has been delayed by the personal bankruptcy of the borrower.

The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $54,311 and 30,851 at June 30, 2011 and December 31, 2010, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2010:

Other Real Estate Owned
(In thousands)
Balance at December 31, 2010	$30,851
Foreclosures	34,652
Cash proceeds from sales	(1,907)
Loans made to facilitate sales of other real estate	(4,681)
Losses and write-downs	(4,604)
Balance at June 30, 2011	$54,311
During this period of declining real estate values, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio. Given the collateral values maintained on its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at June 30, 2011. However, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address such declining collateral values.
Potential Problem Loans
As of June 30, 2011, the Company had 14 loans with a total principal balance of $15,833 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms, which are not included in nonperforming loans. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due, or restructured. Such loans are not necessarily indicative of future nonperforming loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested with internal loan review and regulatory bank examinations. The system requires rating all loans at the time they are made, at each renewal date, and as conditions warrant.
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer. This committee may approve individual credit relationships up to $2,500. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $30,395 at June 30, 2011.
At June 30, 2011 and 2010, the reserve for possible loan losses was $37,279 and $36,163, respectively, or 4.57% and 3.39% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the six-month periods ended June 30, 2011 and 2010. The increase in the reserve is attributed to a number of factors, including the elevated levels of nonperforming loans and continued declines in the value of real estate securing the Banks’ loans. The economy continues to present challenges to our borrowers and it could be likely that others will experience difficulties in meeting obligations.

	Six-month periods
	ended June 30,
(In thousands)	2011	2010
Average loans outstanding	$899,766	$1,107,754
Reserve at beginning of period	$37,301	$32,221
Provision for possible loan losses	11,916	17,320
	49,217	49,541
Charge-offs:
Commercial loans:
Real estate	(8,863)	(4,758)
Other	(122)	(27)
Real estate:
Construction	(4,479)	(8,256)
Residential	(608)	(595)
Consumer	(17)	(17)
Total charge-offs	(14,089)	(13,653)
Recoveries:
Commercial loans:
Real estate	140	77
Other	5	135
Real estate:
Construction	1,988	25
Residential	13	30
Consumer	5	8
Total recoveries	2,151	275
Reserve at end of period	$37,279	$36,163
Net charge-offs to average loans (annualized)	2.68%	2.44%
Ending reserve to net outstanding loans at end of period	4.57%	3.39%
Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.
Since its inception in 1999 through 2009, the Company experienced significant loan growth in the St. Louis metropolitan area, and in southwestern Florida, with expansion to that area by the Company in 2005. The southwestern Florida area began experiencing economic distress ahead of most of the country, with the long-booming real estate market in Florida beginning its decline in 2007. As a result, the Company began experiencing an increase in troubled asset situations in 2007 and began increasing its reserve for loan losses accordingly, as the Florida real estate market weakened. In 2010, after two and one-half years of a free-fall decline in Florida real estate values, Company management believes that the Florida real estate market has begun to stabilize at the low valuation levels to which it has dropped during this economic recession. While the Florida real estate market has begun to stabilize, the real estate market in the St. Louis metropolitan area continues to experience stress. Throughout this time period, the Company has attempted to address this dichotomy of markets with the tables presented in its filings that portray the degree to which these geographic areas have been the source of problems.
While considering the level of nonperforming assets when assessing the appropriate level of the reserve for loan losses at a particular point in time, the Company does not use a preassigned coverage ratio of nonperforming assets. Since a significant percentage of the Company’s loan portfolio is concentrated in commercial and construction real estate, the most significant factor when determining an appropriate level for the reserve for loan losses is a detailed analysis of the individual credit relationships and their potential for loss after considering the value of the underlying real estate collateral. During the past several years (first in Florida and then migrating to the Company’s St. Louis market), the Company has experienced continued declines in collateral values. Company management has assessed that this additional uncertainty has warranted caution in assessing an appropriate level for the reserve for loan losses, and that somewhat greater conservatism is warranted at this time to ensure that the provisions reflect the level of losses inherent within the portfolio at a particular point in time.
The Company risk rates all of the loans in its loan portfolio, using a 1-7 risk rating system, with a “1” - rated credit being a high-quality loan and a “7” - rated credit having some level of loss in the credit. Loan officers are responsible for risk-rating their own credits, including maintaining the risk rating on a current basis. Downgrades are discussed at various management and loan committee meetings. The risk ratings are also subject to an ongoing review by an extensive loan review process performed independently of the loan officers. An adequately controlled risk rating process allows Company management to conclude that the Banks’ watch lists (which include all credits risk-rated “4” or greater) are, for all practical purposes, a complete profile of situations with current loss exposure.
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
When measuring impairment for loans, the expected future cash flows of impaired loans are discounted at the loan’s effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of collateral for a collateral-dependent loan. However, substantially all of the Company’s presently impaired credit relationships are collateralized by (and derive their ultimate cash flows from) commercial, construction, or residential real estate and, accordingly, virtually all of the Company’s impairment calculations for the present portfolio have been based on the underlying values of the real estate collateral.
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
While the Company has no significant specific industry concentration risk, over 91% of the loan portfolio was dependent on real estate collateral at June 30, 2011, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real estate loan balances as a percentage
		of total regulatory capital
	6/30/2010	12/31/2010	6/30/2011
Construction, land development, and other land loans	93%	93%	86%
Nonfarm nonresidential:
Owner occupied	136%	148%	130%
Nonowner occupied	341%	403%	418%
1- to 4-family closed end loans	43%	49%	48%
Multifamily	84%	105%	107%
Other	23%	23%	24%
Outstanding balances in all real estate loan categories have declined between June 30, 2010 and June 30, 2011. However, total regulatory capital declined at a faster pace than most of the loan category declines, thus resulting in increased percentages noted above.

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
Liquidity is primarily provided to the Banks through earning assets, including federal funds sold and maturities and principal payments in the investment portfolio, all funded through deposits and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $238,131 at June 30, 2011, of which approximately $203,181 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank. Maturing loans also provide liquidity on an ongoing basis. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have federal funds lines of credit totaling $21,000, through correspondent banks, of which $21,000 was available at June 30, 2011. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $122,118 and availability under that line was $27,428 at June 30, 2011. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $8,510, of which $5,327 was available at June 30, 2011. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in St. Louis in the amount of $22,506, of which $22,506 was available, subject to a collateral and credit review, at June 30, 2011. As of June 30, 2011, the combined availability under these arrangements totaled $73,261. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become distressed to the point that their regulatory ratings were lowered, it could negatively impact the ability of the Banks to borrow the funds.
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
The Company, Reliance Bank, and Reliance Bank, FSB had total capital ratios at June 30, 2011 that were below the well capitalized threshold of greater than 10.0%. Also, the Banks are required to maintain additional capital, as described in Item 1 above, under agreements with the banking regulators.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at June 30, 2011 are presented in the following table:

			For capital adequacy purposes		To be a well capitalized bank under prompt corrective action provision
(in thousands of dollars)	Amount	Actual ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$91,492	9.77%	$74,941	≥8.0%	N/A	N/A
Reliance Bank	88,775	9.96%	71,299	≥8.0%	$89,124	≥10.0%
Reliance Bank, FSB	3,992	8.70%	3,671	≥8.0%	4,589	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$79,465	8.48%	$37,470	≥4.0%	N/A	N/A
Reliance Bank	77,372	8.68%	35,650	≥4.0%	$53,475	≥6.0%
Reliance Bank, FSB	3,378	7.36%	1,836	≥4.0%	2,753	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$79,465	6.40%	$49,638	≥4.0%	N/A	N/A
Reliance Bank	77,372	6.66%	46,478	≥4.0%	$58,098	≥5.0%
Reliance Bank, FSB	3,378	4.37%	3,089	≥4.0%	3,862	≥5.0%
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
The required contractual obligations and other commitments at June 30, 2011 are as follows:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Operating leases	$6,614	552	1,791	4,271
Time deposits	437,642	300,106	131,503	6,033
Federal Home Loan Bank borrowings	88,000	16,000	10,000	62,000
Commitments to extend credit	61,338	36,107	5,389	19,842
Standby letters of credit	12,524	12,151	373	—
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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of June 30, 2011, individually and cumulatively, through various time horizons:

	Remaining maturity if fixed rate;
	earliest possible repricing interval if floating rate
(In thousands)	3 months or less	Over 3 months through 12 months	Over 1 year through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$349,887	160,551	284,385	20,257	815,080
Residential mortgage loans held for sale	4	18	108	346	476
Investment securities, at amortized cost	26,415	31,828	114,201	62,933	235,377
Other interest-earnings assets	90,811	—	—	—	90,811
Total interest-earning assets	$467,117	192,397	398,694	83,536	1,141,744
Interest-bearing liabilities:
Savings and interest-bearing transaction accounts	$514,596	30	—	—	514,626
Time certificates of deposit of $100,000 or more	53,704	64,366	44,487	3,243	165,800
All other time deposits	75,789	106,247	87,016	2,790	271,842
Nondeposit interest-bearing liabilities	21,296	18,304	10,000	62,000	111,600
Total interest-bearing liabilities	$665,385	188,947	141,503	68,033	1,063,868
Gap by period	$(198,268)	3,450	257,191	15,503	77,876
Cumulative gap	$(198,268)	(194,818)	62,373	77,876	77,876
Ratio of interest-sensitive assets to interest-sensitive liabilities	0.70	1.02	2.82	1.23	1.07
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.70	0.77	1.06	1.07	1.07
A gap report is used by Bank management to review any significant mismatch between the repricing points of the Banks’ rate-sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities reprice in that particular time frame and, if rates rise, these liabilities will reprice faster than the assets. A positive gap would indicate the opposite. Management has set policy limits specifying acceptable levels of interest rate risk as measured by the gap report. Gap reports can be misleading in that they capture only the repricing timing within the balance sheet, and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments, and embedded options risk relates to the potential for the divergence from expectations in the level and/or timing of cash flows given changes in rates. As indicated in the above table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and interest-bearing transaction accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic. Bank management believes its current asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, allowing maintenance of adequate net interest margins.
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at June 30, 2011 indicate that the Company’s fair market value of equity would decrease 9.16%, and 16.69%, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and increase 7.97% and 12.70%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.

Part I — Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2011.
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

Part II — Item 6 — Exhibits

Exhibit
number	Description

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Allan D. Ivie, IV
Allan D. Ivie, IV
Chief Executive Officer

By:	/s/ Dale E. Oberkfell
Dale E. Oberkfell
Chief Financial Officer
Date: August 12, 2011