Form 10-Q
period 2011-09-30
Reliance Bancshares, Inc.
filed 2011-11-09
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer :☐	Accelerated filer :☐	Non-accelerated filer :☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 31, 2011, the Registrant had 22,618,974 shares of outstanding common stock, $0.25 par value.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September 30,	December 31,
(In thousands, except share and per share data)	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$9,331	8,364
Interest-earning deposits in other financial institutions	70,490	18,800
Investments in available-for-sale debt securities, at fair value	229,896	241,599
Loans	766,880	970,261
Add net deferred loan costs	63	28
Less reserve for possible loan losses	(37,730)	(37,301)
Net loans	729,213	932,988
Residential mortgage loans held for sale	1,118	1,839
Premises and equipment, net	34,448	35,778
Accrued interest receivable	3,135	3,449
Other real estate owned	38,076	30,851
Identifiable intangible assets, net of accumulated amortization of $136 and $124 at September 30, 2011 and December 31, 2010, respectively	109	121
Goodwill	1,149	1,149
Other assets	17,277	21,087
	$1,134,242	1,296,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$66,496	61,288
Interest-bearing	863,040	1,018,871
Total deposits	929,536	1,080,159
Short-term borrowings	23,186	15,178
Long-term Federal Home Loan Bank borrowings	87,000	93,000
Accrued interest payable	710	1,320
Other liabilities	5,396	2,122
Total liabilities	1,045,828	1,191,779
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 250,000,000 shares authorized, 22,599,438 and 22,481,804 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5,650	5,620
Surplus	122,810	124,366
Treasury stock, 1,666 shares at September 30, 2011	(4)	—
Accumulated deficit	(85,910)	(68,325)
Accumulated other comprehensive income — net unrealized holding gains on available-for-sale debt securities	3,313	30
Total stockholders’ equity	88,414	104,246
	$1,134,242	1,296,025
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2011 and 2010
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$10,152	13,920	33,185	44,031
Interest on loans held for sale	5	27	12	40
Interest on debt securities:
Taxable	1,353	1,475	4,464	4,982
Exempt from federal income taxes	153	263	501	864
Interest on short-term investments	34	2	87	35
Total interest income	11,697	15,687	38,249	49,952
Interest expense:
Interest on deposits	2,643	4,514	9,588	15,770
Interest on short-term borrowings	30	34	74	90
Interest on long-term Federal Home Loan Bank borrowings	862	952	2,588	2,876
Total interest expense	3,535	5,500	12,250	18,736
Net interest income	8,162	10,187	25,999	31,216
Provision for possible loan losses	5,144	17,203	17,060	34,523
Net interest income/(loss) after provision for possible loan losses	3,018	(7,016)	8,939	(3,307)
Noninterest income:
Service charges on deposit accounts	174	225	581	685
Net gains/(losses) on sales of debt securities	(1)	22	56	288
Other noninterest income	696	874	1,988	1,589
Total noninterest income	869	1,121	2,625	2,562
Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	—	1,427	569	1,485
Portion of other-than-temporary losses recognized in other comprehensive income	—	(1,135)	(533)	(1,135)
Net impairment loss realized	—	292	36	350
Salaries and employee benefits	3,205	3,471	10,219	9,960
Other real estate owned expense	2,134	2,081	8,410	4,677
Occupancy and equipment expense	992	1,107	3,065	3,268
FDIC assessment	496	679	2,273	2,218
Professional fees	249	222	1,492	572
Data processing	393	437	1,215	1,247
Amortization of intangible assets	4	4	12	12
Other noninterest expenses	622	625	2,427	1,934
Total noninterest expense	8,095	8,918	29,149	24,238
Loss before applicable income taxes	(4,208)	(14,813)	(17,585)	(24,983)
Applicable income tax benefit	—	(5,960)	—	(10,128)
Net loss	$(4,208)	(8,853)	(17,585)	(14,855)
Net loss	$(4,208)	(8,853)	(17,585)	(14,855)
Preferred stock dividends	(581)	(554)	(1,690)	(1,654)
Net loss attributable to common shareholders	$(4,789)	(9,407)	(19,275)	(16,509)
Per share amounts:
Basic loss per share	$(0.21)	$(0.42)	$(0.85)	$(0.76)
Basic weighted average shares outstanding	22,597,772	22,569,372	22,578,554	21,593,589
Diluted loss per share	$(0.21)	$(0.42)	$(0.85)	$(0.76)
Diluted weighted average shares outstanding	22,597,772	22,569,372	22,578,554	21,593,589
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Loss
Nine Months Ended September 30, 2011 and 2010
(unaudited)

	2011	2010
(In thousands)
Net loss	$(17,585)	(14,855)
Other comprehensive income before tax:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	(81)	(138)
Change in unrealized gains on other securities available-for-sale, net of reclassification	5,076	3,975
Reclassification adjustments for:
Available-for-sale security gains included in net loss	(56)	(288)
Write-down of investment securities included in net loss	36	350
Other comprehensive income before tax	4,975	3,899
Income tax related to items of other comprehensive income	1,692	1,324
Other comprehensive income, net of tax	3,283	2,575
Total comprehensive loss	$(14,302)	(12,280)

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2011 and 2010
(unaudited)

	Preferred stock	Common stock	Subscriptions receivable	Surplus	Accumulated deficit	Treasury stock	Accumulated other comprehensive income	Total stockholders' equity
(In thousands, except shares)
Balance at December 31, 2009	$42,300	5,243	—	122,335	(19,796)	—	(412)	149,670
Net loss	—	—	—	—	(14,855)	—	—	(14,855)
Subscriptions received for 1,595,517 shares of common stock	—	399	(4,787)	4,388	—	—	—	—
Payments received for subscriptions receivable	—	—	4,104	—	—	—	—	4,104
Issuance of 235 shares of Series C preferred stock	235	—	—	—	—	—	—	235
Preferred stock dividends	—	—	—	(1,654)	—	—	—	(1,654)
Stock issuance costs	—	—	—	(28)	—	—	—	(28)
Issuance of stock in connection with employee stock purchase plan - 31,286 shares	—	8	—	61	—	—	—	69
Stock option expense	—	—	—	198	—	—	—	198
Issuance of restricted stock to officers - 40,000 shares	—	10	—	(10)	—	—	—	—
Amortization of restricted stock	—	—	—	60	—	—	—	60
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	2,575	2,575
Balance at September 30, 2010	$42,535	5,660	(683)	125,350	(34,651)	—	2,163	140,374
Balance at December 31, 2010	$42,555	5,620	—	124,366	(68,325)	—	30	104,246
Net loss	—	—	—	—	(17,585)	—	—	(17,585)
Issuance of 75,000 shares of restricted stock	—	19	—	(19)	—	—	—	—
Accrual of dividends on preferred stock	—	—	—	(1,690)	—	—	—	(1,690)
Forfeiture of 1,666 shares of restricted stock	—	—	—	4	—	(4)	—	—
Stock issuance costs	—	—	—	(29)	—	—	—	(29)
Issuance of stock in connection with employee stock purchase plan - 42,634 shares	—	11	—	29	—	—	—	40
Stock option expense	—	—	—	18	—	—	—	18
Amortization of restricted stock	—	—	—	131	—	—	—	131
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	—	3,283	3,283
Balance at September 30, 2011	$42,555	5,650	—	122,810	(85,910)	(4)	3,313	88,414
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(unaudited)

(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(17,585)	(14,855)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,872	2,753
Provision for possible loan losses	17,060	34,523
Net losses (gains) on sales and write-downs of debt securities	(20)	62
Write-downs of premises and equipment, net of gains on sales	129	—
Net losses on sales and write-downs of other real estate owned	5,963	2,863
Stock option compensation cost	18	198
Amortization of restricted stock expense	131	60
Mortgage loans originated for sale in the secondary market	(11,841)	(20,860)
Mortgage loans sold in the secondary market	12,562	18,778
Decrease in accrued interest receivable	314	1,812
Decrease in accrued interest payable	(610)	(766)
Losses (gains) on sale of loans	58	(244)
Other operating activities, net	3,702	(4,520)
Net cash provided by operating activities	12,753	19,804
Cash flows from investing activities:
Purchase of available-for-sale debt securities	(88,746)	(88,768)
Proceeds from maturities and issuer calls of available-for-sale debt securities	76,618	140,239
Proceeds from sales of available-for-sale debt securities	27,378	20,848
Net decrease in loans	152,155	81,719
Proceeds from sale of other real estate owned	15,588	4,619
Proceeds from sale of premises and equipment	37	4,012
Proceeds from sale of loans	5,726	—
Purchase of premises and equipment	(248)	(98)
Net cash provided by investing activities	188,508	162,571
Cash flows from financing activities:
Net decrease in deposits	(150,623)	(194,934)
Net increase in short-term borrowings	8,008	11,176
Payments of long-term Federal Home Loan Bank borrowings	(6,000)	(11,000)
Issuance of preferred stock	—	235
Dividends on preferred stock	—	(1,654)
Issuance of common stock	40	4,173
Payment of stock issuance costs	(29)	(28)
Net cash used in financing activities	(148,604)	(192,032)
Net increase (decrease) in cash and cash equivalents	52,657	(9,657)
Cash and cash equivalents at beginning of period	27,164	27,697
Cash and cash equivalents at end of period	$79,821	18,040
Supplemental information:
Cash paid for interest	$12,860	19,502
Noncash transactions:
Transfers to other real estate in settlement of loans	38,134	14,767
Loans made to facilitate the sale of other real estate	9,358	371
Forfeiture of restricted stock	4	—
Accrual of preferred dividends	1,690	—
Issuance of restricted stock	—	10
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
Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in the Company’s previously issued Annual Report on Form 10-K.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Subsequent Events
The Company has considered all events occurring subsequent to September 30, 2011 for possible disclosures through the filing date of this Form 10-Q.
Income Taxes
Applicable income tax benefits totaled $10,128 for the nine months ended September 30, 2010, and $5,960 for the quarter ended September 30, 2010. Given the Company's cumulative losses that had occurred through 2010, the Company established a valuation reserve of $26,077 at December 31, 2010 for its deferred tax assets. This valuation reserve was increased by $6,984 in the first nine months of 2011 to $33,061 at September 30, 2011.
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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(In thousands, except shares and per share data)	2011	2010	2011	2010
Basic
Net loss attributable to common shareholders	$(4,789)	(9,407)	$(19,275)	$(16,509)
Weighted average common shares outstanding	22,597,772	22,569,372	22,578,554	21,593,589
Basic loss per share	$(0.21)	(0.42)	$(0.85)	$(0.76)
Diluted
Net loss attributable to common shareholders	$(4,789)	(9,407)	$(19,275)	$(16,509)
Weighted average common shares outstanding	22,597,772	22,569,372	22,578,554	21,593,589
Effect of dilutive stock options	—	—	—	—
Diluted weighted average common shares outstanding	22,597,772	22,569,372	22,578,554	21,593,589
Diluted loss per share	$(0.21)	(0.42)	$(0.85)	$(0.76)

NOTE 2 — INTANGIBLE ASSETS
(Amounts in thousands)
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at September 30, 2011 will be $4 per quarter until completely amortized.
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

NOTE 3 — STOCK-BASED COMPENSATION
(Amounts in thousands, except shares and per share amounts)
Various stock option plans have been adopted (both incentive stock option plans and nonqualified stock option plans) under which options to purchase shares of Company common stock may be granted to officers, employees, and directors of the Company and its subsidiary banks. All options were authorized and granted at prices approximating or exceeding the fair value of the Company’s common stock at the date of grant. Various vesting schedules have been authorized for the options granted to date by the Company’s Board of Directors, including certain performance measures used to determine vesting of certain options granted. Options expire up to ten years from the date of grant if not exercised. For certain of the options granted, the Company’s Board of Directors has the ability, at its sole discretion, to grant to key officers of the Company and Banks the right to surrender their options held to the Company, in whole or in part, and to receive in exchange for payment by the Company of an amount equal to the excess of the fair value of the shares subject to such options over the exercise price to acquire such options. Such payments may be made in cash, shares of Company common stock, or a combination thereof.
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
Following is a summary of the Company’s stock option activity for the nine-month periods ended September 30, 2011 and 2010:

	Weighted average option price per share	Number of shares	Remaining contractual term (years)	Aggregate intrinsic value
Nine Months Ended September 30, 2010:
Balance at December 31, 2009	$8.17	2,091,266
Forfeited	10.77	(43,266)
Balance at September 30, 2010	8.11	2,048,000	3.27	$—
Exercisable at September 30, 2010	8.54	1,923,909	3.03	—
Nine Months Ended September 30, 2011:
Balance at December 31, 2010	$7.98	1,969,916
Forfeited	7.00	(984,400)
Balance at September 30, 2011	8.97	985,516	2.98	$—
Exercisable at September 30, 2011	8.99	968,016	2.90	—

A summary of the activity of nonvested options for the nine-month periods ended September 30, 2011 and 2010 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2009	271,198	$2.09
Granted	—	—
Vested	(142,857)	2.73
Forfeited	(4,250)	1.14
Nonvested at September 30, 2010	124,091	1.38

Nonvested at December 31, 2010	77,139	$0.61
Granted	—	—
Vested	(43,556)	0.77
Forfeited	(16,083)	—
Nonvested at September 30, 2011	17,500	0.77
The total fair value of shares (based on the fair value of the options at their respective grant dates) subject to options that vested during the nine months ended September 30, 2011 and 2010 was $34 and $390, respectively.
As of September 30, 2011, the total unrecognized compensation expense related to nonvested stock options granted was $1, and the related weighted average period over which it was expected to be recognized was approximately three months. During the nine months ended September 30, 2011 and 2010, the Company recognized stock option expense of $18 and $198, respectively.
The Company also awarded 75,000 and 146,300 shares of the Company’s common stock during the nine months ended September 30, 2011 and 2010, respectively, that are contingent on the Company meeting specified net income goals during 2010, 2011, 2012, and 2013, or the combined four-year period ending December 31, 2013, and continued employment.

A summary of the activity of the Company’s restricted stock awards for the nine months ended September 30, 2011 and 2010 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2009	18,083	$5.32
Granted	146,300	0.63
Vested	(2,750)	12.95
Forfeited	(1,000)	—
Outstanding at September 30, 2010	160,633	0.95

Outstanding at December 31, 2010	191,366	$1.28
Granted	75,000	1.61
Vested	(2,000)	15.00
Forfeited	(24,316)	0.16
Outstanding at September 30, 2011	240,050	1.38
The Company amortizes the expense related to restricted stock awards as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted to senior executive officers will vest in two or three years after the grant date, and when all funds received under the Troubled Assets Relief Program Capital Purchase Program have been paid in full. Expense for restricted stock awards of $131 and $60 was recorded for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the total unrecognized compensation expense related to restricted stock awards was $433, and the related weighted average period over which it was expected to be recognized was approximately 25 months.

NOTE 4 — INVESTMENTS IN DEBT SECURITIES
(Amounts in thousands)
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Banks’ available-for-sale debt securities at September 30, 2011 and December 31, 2010 were as follows:

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2011
Obligations of U.S. government agencies and corporations	$48,839	1,862	(6)	50,695
Obligations of state and political subdivisions	14,940	619	(17)	15,542
Trust preferred securities	3,064	—	(2,271)	793
U.S. agency residential mortgage-backed securities	158,033	4,918	(85)	162,866
	$224,876	7,399	(2,379)	229,896

December 31, 2010
Obligations of U.S. government agencies and corporations	$73,664	380	(513)	73,531
Obligations of state and political subdivisions	19,638	474	—	20,112
Trust preferred securities	3,104	—	(2,593)	511
U.S. agency residential mortgage-backed securities	145,148	3,407	(1,110)	147,445
	$241,554	4,261	(4,216)	241,599
The amortized cost and estimated fair value of debt and equity securities classified as available-for-sale at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

(In thousands)	Amortized cost	Estimated fair value
Due one year or less	$1,135	1,166
Due one year through five years	22,611	23,471
Due five years through ten years	33,897	35,434
Due after ten years	9,200	6,959
U.S. agency residential mortgage-backed securities	158,033	162,866
	$224,876	229,896
Provided below is a summary of available-for-sale investment securities which were in an unrealized loss position at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$1,437	(6)	—	—	1,437	(6)
Obligations of state and political subdivisions	564	(17)	—	—	564	(17)
Trust preferred securities	—	—	793	(2,271)	793	(2,271)
U.S. agency residential mortgage-backed securities	12,974	(85)	—	—	12,974	(85)
	$14,975	(108)	793	(2,271)	15,768	(2,379)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$29,293	(513)	—	—	29,293	(513)
Trust preferred securities	—	—	511	(2,593)	511	(2,593)
U.S. agency residential mortgage-backed securities	41,882	(1,110)	—	—	41,882	(1,110)
	$71,175	(1,623)	511	(2,593)	71,686	(4,216)

The obligations of U.S. government agencies and corporations and U.S. agency residential mortgage-backed securities with unrealized losses are primarily issued from and guaranteed by the Federal Home Loan Bank, Federal National Mortgage Association, or Federal Home Loan Mortgage Corporation. The obligations of state and political subdivisions with unrealized losses are primarily comprised of municipal bonds with adequate credit ratings, underlying collateral, and/or cash flow projections. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Banks do not intend to sell the securities with unrealized losses, and it is not more likely than not that the Banks will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts, and insurance companies. The market for trust preferred securities at September 30, 2011 was not active and markets for similar securities were also not active. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for the securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is not more likely than not that the Banks will not be required to sell them.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The Banks’ trust preferred securities consist of the following issues:

	Pools
(In thousands, except banks/insurers)	I PreTsl III	PreTsl XXVIII	PreTsl XIV	T Pref I	Total
Class	C	B	B-1	B
Original par	$1,000	1,000	1,000	1,000
Book value	1,000	934	550	580	3,064
Fair value	263	128	17	385	793
Discounted cash flows	1,004	934	589	603
Year-to-date 2011 impairment	—	—	36	—	36
Lowest credit rating assigned to security:
Moody's	NR	Ca	Ca	Ca
Fitch	CCC	CC	C	D
Number of banks/insurers	24	56	60	17
Banks/insurers currently performing	22	39	33	14
Actual deferrals and defaults as a percentage of
the original collateral	7.95%	24.94%	36.66%	12.42%
Excess subordination as a percentage of the
remaining performing collateral	(1.57)%	1.46%	(43.84)%	(65.86)%
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (OTTI). The following table provides information about those trust preferred securities for which only a credit loss was recognized in income, and other losses are recorded in other comprehensive loss for the nine months ended September 30, 2011 and 2010:

(In thousands)	September 30, 2011	September 30, 2010
Accumulated credit losses on trust preferred securities:
Beginning of period	$919	341
Additions related to OTTI losses not previously recognized	—	204
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	36	146
Reductions due to increases in expected cash flows	—	—
End of period	$955	691

NOTE 5 — LOANS
(Amounts in thousands)
The composition of the loan portfolio at September 30, 2011 and December 31, 2010 was as follows:

(In thousands)	September 30, 2011	December 31, 2010
Commercial:
Real estate	$557,525	716,774
Other	70,154	80,973
Real estate:
Construction	77,260	100,457
Residential	61,548	69,143
Consumer	393	2,914
	$766,880	970,261

The Banks grant commercial, industrial, residential, and consumer loans (including overdrafts totaling $45 and $119 at September 30, 2011 and December 31, 2010, respectively) throughout the St. Louis, Missouri metropolitan area and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

At September 30, 2011, the Company's consolidated reserve for loan losses calculation had the following components (in thousands of dollars):

Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	28	$20,426	3,744
Residential real estate	13	3,056	246
Commercial real estate	48	93,847	9,717
Commercial and industrial	14	12,762	259
Consumer	1	3	1
		$130,094	13,967

     General reserve for nonimpaired credits:

Loan type	Historical charge-off percentage	Adjusted charge-off percentage	Nonimpaired loan balance	Calculated reserve
Real estate construction	13.42%	14.60%	$56,834	8,300
Residential real estate	1.97	2.89	58,492	1,691
Commercial real estate	2.52	2.78	463,678	12,897
Commercial and industrial	1.05	1.51	57,392	864
Consumer	1.20	2.92	390	11
			636,786	23,763
Total			$766,880	37,730

At December 31, 2010, the Company’s consolidated reserve for loan losses calculation had the following components (in thousands of dollars):
Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	30	$38,347	4,633
Residential real estate	18	3,156	357
Commercial real estate	55	130,065	9,109
Commercial and industrial	14	14,580	1,628
Consumer	1	4	1
		$186,152	15,728

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

Following is an analysis of the reserve for loan losses by loan type and those loans that have been specifically evaluated or evaluated in aggregate at September 30, 2011, with comparative amounts in total at September 30, 2010 (in thousands of dollars):

	September 30, 2011						September 30, 2010
(In thousands)	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total

Reserve for possible loan losses:
Beginning balance, December 31	$21,406	2,029	11,966	1,871	29	37,301	32,221
Charge-offs	(11,398)	(1,582)	(5,689)	(883)	(26)	(19,578)	(27,797)
Recoveries	252	115	2,498	74	8	2,947	316
Provision	12,354	561	3,269	875	1	17,060	34,523
Ending balance, September 30	$22,614	1,123	12,044	1,937	12	37,730	39,263
Individually evaluated for impairment	$9,717	259	3,744	246	1	13,967
Collectively evaluated for impairment	$12,897	864	8,300	1,691	11	23,763

Financial receivables:
Individually evaluated for impairment	$93,847	12,762	20,426	3,056	3	130,094
Collectively evaluated for impairment	463,678	57,392	56,834	58,492	390	636,786
Ending balance, September 30	$557,525	70,154	77,260	61,548	393	766,880

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of past-due loans by type and by number of days delinquent at September 30, 2011 and December 31, 2010 (in thousands of dollars):

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment > 90 days and accruing
2011
Commercial:
Real estate	$5,512	2,467	48,291	56,270	501,255	557,525	—
Other	—	—	195	195	69,959	70,154	—
Real estate:
Construction	2,911	150	16,067	19,128	58,132	77,260	63
Residential	30	311	978	1,319	60,229	61,548	100
Consumer	1	—	3	4	389	393	—
Total	$8,454	2,928	65,534	76,916	689,964	766,880	163

2010
Commercial:
Real estate	$5,022	6,491	64,032	75,545	641,229	716,774	—
Other	271	9,283	235	9,789	71,184	80,973	—
Real estate:
Construction	7,199	—	28,296	35,495	64,962	100,457	—
Residential	3,195	567	2,403	6,165	62,978	69,143	—
Consumer	—	—	—	—	2,914	2,914	—
Total	$15,687	16,341	94,966	126,994	843,267	970,261	—

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of impaired loans by type at September 30, 2011 and December 31, 2010 (in thousands of dollars):

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
2011
Commercial:
Real estate	$93,847	103,497	9,717	98,929	735
Other	12,762	13,466	259	12,545	256
Real estate:
Construction	20,426	35,679	3,744	21,266	42
Residential	3,056	3,779	246	3,204	45
Consumer	3	3	1	3	—
Total	$130,094	156,424	13,967	135,947	1,078

2010
Commercial:
Real estate	$130,065	141,938	9,109	137,401	623
Other	14,580	14,888	1,628	14,713	80
Real estate:
Construction	38,347	56,750	4,633	46,875	104
Residential	3,156	4,552	357	3,997	1
Consumer	4	4	1	4	—
Total	$186,152	218,132	15,728	202,990	808

Following is a summary of loans on nonaccrual status by type at September 30, 2011 and December 31, 2010 (in thousands of dollars):

(In thousands)	2011	2010
Commercial:
Real estate	$75,314	104,714
Other	195	13,660
Real estate:
Construction	19,520	29,894
Residential	3,023	3,119
Consumer	3	4
Total	$98,055	151,391

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of loans segregated based on credit quality indicators at September 30, 2011 and December 31, 2010 (in thousands of dollars):

2011 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$419,768	55,843	56,120	57,175	390	589,296
Special mention	37,338	1,549	714	1,318	—	40,919
Substandard	100,419	12,762	20,426	3,055	3	136,665
Doubtful	—	—	—	—	—	—
Total	$557,525	70,154	77,260	61,548	393	766,880

2010 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$561,135	60,406	56,533	63,412	2,910	744,396
Special mention	14,821	5,524	4,714	2,217	—	27,276
Substandard	140,818	12,258	38,060	3,514	4	194,654
Doubtful	—	2,785	1,150	—	—	3,935
Total	$716,774	80,973	100,457	69,143	2,914	970,261

The Company classifies loan modifications as troubled debt restructurings (TDRs) when a borrower is experiencing financial difficulties and a concession has been granted to the borrower. The Company's modifications generally include interest rate adjustments, payment relief, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company's restructured loans are individually evaluated for impairment and evaluated as part of the reserve for loan losses.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30			Nine months ended September 30
2011	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Real estate	2	$5,175	3,815	5	$10,484	9,124
Other	—	—	—	—	—	—
Real estate:
Construction	—	—	—	1	116	116
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	2	$5,175	3,815	6	$10,600	9,240

2010
Commercial:
Real estate	5	$4,005	4,005	10	$19,973	19,973
Other	1	148	148	1	148	148
Real estate:
Construction	1	3	3	3	1,938	1,938
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	7	$4,156	4,156	14	$22,059	22,059

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The following table shows the recorded investment in TDR loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30		Nine months ended September 30
2011	Number of loans	Recorded investment	Number of loans	Recorded investment
Commercial:
Real estate	—	$—	1	$615
Other	—	—	—	—
Real estate:
Construction	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—
	—	$—	1	$615

2010
Commercial:
Real Estate	4	$3,833	4	$3,833
Other	—	—	—	—
Real Estate:
Construction	—	—	2	1,935
Residential	—	—	—	—
Consumer	—	—	—	—
	4	$3,833	6	$5,768

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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance sheet financial instruments at September 30, 2011:

(In thousands)
Financial instruments for which contractual amounts represent:
Commitments to extend credit	$58,943
Standby letters of credit	10,652
$69,595
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at September 30, 2011, $12,424 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011:

(In thousands)	Carrying amount	Estimated fair value
Balance sheet assets:
Cash and due from banks	$79,821	79,821
Investments in debt securities	229,896	229,896
Loans, net	729,213	736,842
Loans held for sale	1,118	1,118
Accrued interest receivable	3,135	3,135
	$1,043,183	1,050,812
Balance sheet liabilities:
Deposits	$929,536	931,313
Short-term borrowings	23,186	23,186
Long-term Federal Home Loan Bank borrowings	87,000	93,604
Accrued interest payable	710	710
	$1,040,432	1,048,813
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

The following is a description of valuation methodologies used for assets recorded at fair value:
Cash and Other Short-Term Instruments — For cash and due from banks (including interest-earning deposits in other financial institutions), accrued interest receivable (payable), and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or reprice in a short time period.
Investments in Available-for-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for-sale debt securities are measured at fair value using Levels 2 and 3 valuations. For all debt securities other than the trust preferred securities described below, the market valuation utilizes several sources, primarily pricing services, which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category.
Included in other debt securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. Given conditions in the debt markets at September 30, 2011 and the absence of observable transactions in the secondary and new issue markets for trust preferred securities, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at September 30, 2011, so an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the trust preferred securities have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the trust preferred securities. The trust preferred securities are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

(In thousands)
Balance, at fair value on December 31, 2010	$511
Net unrealized gain arising in 2011	322
Impairment write-downs recognized in 2011	(36)
Accreted discount	—
Payments in kind during 2011	—
Principal payments received in 2011	(4)
Balance, at fair value on September 30, 2011	$793
Loans — The Company does not record loans at fair value on a recurring basis, other than loans that are considered impaired, which are recorded at the lower of fair value (less cost to sell) or amortized cost. At September 30, 2011, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 3 category. The total principal balance of impaired loans measured at fair value at September 30, 2011 was $130,094.
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
Commitments to Extend Credit and Standby Letters of Credit — The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms that are competitive in the markets in which it operates.
The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Assets
Investment securities:
Obligations of U.S. government agencies and corporations	$—	50,695	—	50,695
Obligations of state and political subdivisions	—	15,542	—	15,542
Trust preferred collateralized debt obligations	—	—	793	793
U.S. agency residential mortgage-backed securities	—	162,866	—	162,866
Total investment securities available-for-sale	$—	229,103	793	229,896
In addition, other real estate owned is recorded at fair value upon foreclosure of the underlying loan. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair value of other real estate owned is based upon the current appraised values of the properties, as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Accordingly, these assets are classified in the Level 2 category. The total balance of other real estate owned at September 30, 2011 is $38,076.

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three- and nine-month periods ended September 30, 2011 and 2010. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2010, included in our most recent annual report on Form 10-K.
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
Overview of Operations
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 22 locations of its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). Since its opening in 1999 through September 30, 2011, Reliance Bank has established a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois, and has total assets, loans, and deposits of $1.1 billion, $729 million, and $861 million, respectively, at September 30, 2011.
On January 17, 2006, the Company opened a new federal savings bank, Reliance Bank, FSB, in Ft. Myers, Florida. At September 30, 2011, Reliance Bank, FSB has two branch locations in southwestern Florida and has total assets, loans, and deposits of $77 million, $38 million, and $68 million, respectively.
The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
Executive Summary of Results of Operations and Financial Condition
The Company’s consolidated net loss for the quarters ended September 30, 2011 and 2010 totaled $4.2 million and $8.9 million, respectively. Year-to-date net loss totaled $17.6 million compared to a net loss of $14.9 million for the same period last year. Year-to-date provision for loan losses declined by $17.5 million (50.58%) over the same period last year. Nonperforming loans declined for the third consecutive quarter, dropping $49.1 million (28.70%) since December 31, 2010. Year-to-date total noninterest expense increased by $4.9 million (20.26%) over the same period last year. However, third quarter 2011 total noninterest expense decreased by $0.8 million (9.23%) over the same period last year. The Company’s year-to-date net interest margin percentage dropped to 3.03% at September 30, 2011 from 3.10% for the same period last year. Year-to-date net interest income declined by $5.2 million from the same period last year. The reasons for these changes are discussed in more detail in the following paragraphs.
Provision and Asset Quality
Year-to-date provision for loan losses declined by $17.5 million (50.58%) compared to the same period last year, partially due to a decrease in the Company's nonperforming loans of $49.1 million (28.7%) to $122.0 million at September 30, 2011 compared to $171.1 million at December 31, 2010. Total nonperforming assets decreased to $160.6 million at September 30, 2011 from $202.1 million at December 31, 2010. Nonperforming loans declined during the quarter due to principal payments, payoffs, charge-offs, and foreclosures. Year-to-date net charge-offs declined $10.9 million compared with the same period last year.
Management remains focused on improving credit quality and, as a result of continued economic strains, has implemented problem credit action plans. The Company has maintained elevated personnel levels to address asset quality issues and dispose of nonperforming assets.
Noninterest Expense
Year-to-date total noninterest expense increased by $4.9 million over the same period last year, primarily driven by an increase in costs and write-downs associated with other real estate owned. Year-to-date, these costs increased $3.7 million over the same period last year.
Net Interest Margin
The Company’s year-to-date net interest margin percentage dropped to 3.03% at September 30, 2011 from 3.10% for the same period last year. Year-to-date net interest income declined by $5.2 million from the same period last year. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes. The Company has realized a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix.
The following are certain ratios generally followed in the banking industry for the three and nine-month periods ended September 30, 2011 and 2010:

	As of and for the nine months ended September 30,		As of and for the quarters ended September 30,
	2011	2010	2011	2010
Percentage of net loss to:
Average total assets	(1.90)%	(1.37)%	(1.44)%	(2.52)%
Average stockholders’ equity	(24.32)%	(13.43)%	(18.79)%	(24.24)%
Net interest margin	3.03%	3.10%	3.02%	3.14%
Percentage of average stockholders’ equity to average total assets	7.83%	10.17%	7.64%	10.40%
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
On February 10, 2010, Reliance Bank, FSB’s Board of Directors entered into a Memorandum of Understanding (the OTS MOU) with the Office of Thrift Supervision (OTS). The OTS MOU is discussed in detail within the Company's March 31, 2011 10-Q, which was filed on May 13, 2011. On June 8, 2011, the OTS issued a Cease and Desist Order (OTS Order) to Reliance Bank, FSB, which supersedes the OTS MOU. The OTS Order requires Reliance Bank, FSB to (a) by September 30, 2011, have and maintain minimum capital ratios of 7% Tier 1 capital ratio and 13% Total risk-based capital ratio; (b) submit a revised written plan to achieve and maintain the capital levels noted above; (c) on a quarterly basis, the Reliance Bank, FSB Board of Directors shall review compliance with the capital plan; (d) within fifteen days of (1) failing to meet the capital requirements noted in (a) above; (2) failing to comply with the capital plan noted in (b) above, or (3) any written request from the OTS, Reliance Bank, FSB shall submit a written contingency plan that details actions to be taken to achieve one of the following results (i) merger with, or acquisition by, another federally insured depository institution or holding company thereof; or (ii) voluntary dissolution by filing an appropriate application with the OTS in conformity with applicable laws, regulations, and guidance; (e) submit a new business plan for the second half of 2011, and annually thereafter; (f) prepare and adopt a detailed written plan to reduce the level of criticized assets; (g) not originate, purchase, or commit to originate or purchase any new commercial real estate loans without the prior written nonobjection of the OTS; (h) not increase total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of nonobjection of the OTS; (i) comply with prior notification requirements for changes in directors and senior executive officers; (j) not declare or pay dividends or make any other capital distributions; (k) not enter into, renew, extend, or revise any contractual agreement relating to compensation or benefits for any senior executive officer or director without prior written notice to the OTS; (l) not make any golden parachute payment or prohibited indemnification payment; (m) not enter into any arrangement or contract with a third-party service provider that is significant to the overall operation or financial condition of Reliance Bank, FSB; (n) prohibit the increase in the dollar amount of brokered deposits; and (o) not engage in any new transaction with an affiliate unless Reliance Bank, FSB has complied with notice requirements.
The Company has filed an application with the FDIC and OTS to merge Reliance Bank, FSB into Reliance Bank under the Missouri banking charter.
Reliance Bank and Reliance Bank, FSB have submitted revised capital plans to the regulators for their approval. The revised plans address efforts to raise additional capital and its timing. Although no capital is guaranteed, it does reflect the Company's efforts to raise the additional capital. If the regulators choose not to accept these revised plans, they could revise the current agreements and provide new limitations or require additional reporting in the future.
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

Suspension of Dividend Payments
On February 11, 2011, the Company announced that it had suspended dividends on its preferred stock. The Company has outstanding $40 million of 5% Series A Fixed Rate Cumulative Perpetual Preferred Stock, $2 million of 9% Series B Fixed Rate Cumulative Preferred Stock, and $555,000 of 7% Series C Perpetual Convertible Preferred Stock. The Series A and Series

B Preferred Stock were issued to the U. S. treasury under the federal TARP program. The Series C Preferred Stock was issued to various shareholders in a private placement. Deferred dividends totaled $1.7 million as of September 30, 2011. The Company does not pay dividends on its common stock.

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on reporting operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for the year ended December 31, 2010 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K, which was filed March 30, 2011. Management believes that there have been no material changes to our critical accounting policies during the first nine months of 2011.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2011 and 2010
(Amounts in thousands)
Net Interest Income
The Company’s net interest income decreased $5,217 (16.71%) to $25,999 for the nine-month period ended September 30, 2011 from the $31,216 earned during the nine-month period ended September 30, 2010. The Company’s net interest margin for the nine-month periods ended 2011 and 2010 was 3.03% and 3.10%, respectively. The Company’s net interest income decreased $2,025 (19.88%) to $8,162 for the three-month period ended September 30, 2011 from the $10,187 earned during the three-month period ended September 30, 2010. The Company’s net interest margin for the three-month periods ended 2011 and 2010 was 3.02% and 3.14%, respectively. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes, and overall shrinkage of the balance sheet. The Company has realized a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix. The Company’s average rate on interest-bearing liabilities for the nine-month periods ended September 30, 2011 and 2010 was 1.54% and 2.02%, respectively. The Company’s average rate on interest-bearing liabilities for the three-month periods ended September 30, 2011 and 2010 was 1.41% and 1.86%, respectively. The Company’s average yield on interest earning assets for the nine-month periods ended September 30, 2011 and 2010 was 4.44% and 4.94%, respectively. The Company’s average yield on interest earning assets for the three-month periods ended September 30, 2011 and 2010 was 4.31% and 4.82%, respectively.
Average earning assets for the first nine months of 2011 decreased $205,479 (15.07%) to $1,157,623 from the level of $1,363,102 for the first nine months of 2010. Average earning assets for the third quarter of 2011decreased $218,809 (16.82%) to $1,082,453 from the level of $1,301,262 for the third quarter of 2010. A significant portion of this decline can be attributed to the decrease in outstanding loan balances. Total average loans for the first nine months of 2011 decreased $225,330 (20.70%) to $863,388 from the level of $1,088,718 for the first nine months of 2010. Total average loans for the third quarter of 2011 decreased $260,013 (24.75%) to $790,634 from the level of $1,050,647 for the third quarter of 2010. The decline is the result of the planned shrinkage of the balance sheet and to lessen the reliance on commercial real estate.
Total average investment securities for the first nine months of 2011 decreased $8,460 (3.39%) to $240,841 from the level of $249,301 for the first nine months of 2010. Total average investment securities for the third quarter of 2011 decreased $7,690 (3.21%) to $231,937 from the level of $239,627 for the third quarter of 2010. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide support for pledging purposes for borrowing agreements with correspondent banks, the Federal Home Loan Banks, and the Federal Reserve, (d) provide a secondary source of liquidity through “laddered” maturities of such securities, and (e) provide increased interest income over that which would be earned on overnight/daily investments. The total carrying value of securities pledged to secure deposits and repurchase agreements and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank was approximately $163,885 at September 30, 2011.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand, and investment security maturities. Excess funds not invested in loans or investment securities are invested overnight with various unaffiliated financial institutions. The average balances of such short-term investments for the nine-month periods ended September 30, 2011 and 2010 were $53,394 and $25,083, respectively. The average balances of such short-term investments for the quarters ended September 30, 2011 and

2010 were $59,882 and $10,988, respectively.
Total average interest-bearing deposits for the first nine months of 2011 were $960,393, a decrease of $158,222 (14.14%) from the level of $1,118,615 for the first nine months of 2010. Total average interest-bearing deposits for the third quarter of 2011 were $886,798, a decrease of $160,912 (15.36%) from the level of $1,047,710 for the third quarter of 2010. As discussed in the following paragraphs, while the overall balance has declined, the mix of deposit balances has moved away from the higher cost time deposits to savings and transaction accounts. With the decline in loan demand and low rates available on investments, the Banks have reduced their rate sensitive deposits.
The Company’s short-term borrowings consist of overnight funds from unaffiliated financial institutions, securities sold under sweep repurchase agreements with larger deposit customers, and borrowings of Reliance Bancshares, Inc. Average short-term borrowings for the nine months ended September 30, 2011 decreased $3,691 (19.27%) to $15,461 from $19,152 for the nine months ended September 30, 2010. Average short- term borrowings for the third quarter of 2011 declined $9,853 (35.25%) to $18,097 from $27,950 for the third quarter of 2010. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.
The Company has used longer-term advances to match with longer-term fixed rate assets. The average balance of Federal Home Loan Bank (FHLB) advances decreased $10,685 (10.68%) to $89,377 for the first nine months of 2011, compared with $100,062 for the first nine months of 2010. The average balance of Federal Home Loan Bank advances declined $10,002 (10.23%) to $87,722 for the third quarter of 2011, compared with the $97,724 average balance for the third quarter of 2010. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three and nine-month periods ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Average deposits:
Noninterest-bearing	6.87%	5.49%	5.93%	4.87%

Transaction accounts	19.52	18.10	20.98	17.63
Savings	25.06	26.46	25.52	24.94
Time deposits of $100,000 or more	14.25	15.60	13.78	18.20
Other time deposits	24.37	24.23	24.53	25.20
Total average interest-bearing deposits	83.20	84.39	84.81	85.97
Total average deposits	90.07	89.88	90.74	90.84
Average short-term borrowings	1.70	2.25	1.37	1.47
Average long-term advances from Federal Home Loan Bank	8.23	7.87	7.89	7.69
	100.00%	100.00%	100.00%	100.00%
The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest-bearing transaction accounts. Average noninterest-bearing, interest-bearing, and savings deposits have increased to 51.45% and 52.43% of total funding sources for the three and nine months ended September 30, 2011 compared to 50.05% and 47.44% of total funding sources for the three and nine months ended September 30, 2010. Higher cost time deposits have declined to 38.62% and 38.31% of total funding sources for the three and nine months ended September 30, 2011 from 39.83% and 43.40% for the three and nine months ended September 30, 2010.
These increases in lower cost deposits helped reduce the average rate paid on total interest-bearing liabilities from 1.86% to 1.41% for the three months ended September 30, 2011, compared to the same period in 2010, and from 2.02% to 1.54% for the nine months ended September 30, 2011, compared to the same period 2010. Rates on each category of interest-bearing deposits dropped for the three- and nine-month periods ended September 30, 2011, compared to the same periods in 2010. Given the low rate of interest rates for all deposits, customers are more willing to maintain their accounts in lower-yielding savings accounts with the expectation that rates will eventually increase, rather than locking up their funds in lower-yielding time deposits for any length of time.
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

	Nine months ended September 30, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$863,388	69.92%	$33,203	5.14%
Investment securities:
Taxable	224,520	18.18	4,464	2.66
Exempt from federal income taxes (3)	16,321	1.32	721	5.91
Short-term investments	53,394	4.32	87	0.22
Total earning assets	1,157,623	93.74	38,475	4.44
Nonearning assets:
Cash and due from banks	5,336	0.43
Reserve for possible loan losses	(38,949)	(3.15)
Premises and equipment	35,683	2.89
Other assets	73,353	5.94
Available-for-sale investment market valuation	1,803	0.15
Total nonearning assets	77,226	6.26
Total assets	$1,234,849	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$237,554	19.24%	1,124	0.63%
Savings	288,993	23.40	1,640	0.76
Time deposits of $100,000 or more	156,023	12.63	2,464	2.11
Other time deposits	277,823	22.50	4,360	2.10
Total interest-bearing deposits	960,393	77.77	9,588	1.33
Long-term borrowings	89,377	7.24	2,588	3.87
Funds purchased and securities sold under repurchase agreements	15,461	1.25	74	0.64
Total interest-bearing liabilities	1,065,231	86.26	12,250	1.54
Noninterest-bearing deposits	67,226	5.44
Other liabilities	5,732	0.47
Total liabilities	1,138,189	92.17
STOCKHOLDERS’ EQUITY	96,660	7.83
Total liabilities and stockholders’ equity	$1,234,849	100.00%
Net interest income			$26,225
Net yield on earning assets				3.03%

	Nine months ended September 30, 2010
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$1,088,718	74.83%	$44,089	5.41%
Investment securities:
Taxable	221,461	15.22	4,982	3.01
Exempt from federal income taxes (3)	27,840	1.91	1,235	5.93
Short-term investments	25,083	1.73	35	0.19
Total earning assets	1,363,102	93.69	50,341	4.94
Nonearning assets:
Cash and due from banks	5,310	0.36
Reserve for possible loan losses	(35,655)	(2.45)
Premises and equipment	41,508	2.85
Other assets	78,295	5.39
Available-for-sale investment market valuation	2,351	0.16
Total nonearning assets	91,809	6.31
Total assets	$1,454,911	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$229,390	15.77%	1,526	0.89%
Savings	324,539	22.31	2,885	1.19
Time deposits of $100,000 or more	236,831	16.28	4,368	2.47
Other time deposits	327,855	22.52	6,991	2.85
Total interest-bearing deposits	1,118,615	76.88	15,770	1.88
Long-term borrowings	100,062	6.88	2,876	3.84
Funds purchased and securities sold under repurchase agreements	19,152	1.32	90	0.63
Total interest-bearing liabilities	1,237,829	85.08	18,736	2.02
Noninterest-bearing deposits	63,405	4.36
Other liabilities	5,785	0.39
Total liabilities	1,307,019	89.83
STOCKHOLDERS’ EQUITY	147,892	10.17
Total liabilities and stockholders’ equity	$1,454,911	100.00%
Net interest income			$31,605
Net yield on earning assets				3.10%

	Quarter ended September 30, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$790,634	68.03%	$10,157	5.10%
Investment securities:
Taxable	216,995	18.67	1,353	2.47
Exempt from federal income taxes (3)	14,942	1.29	220	5.84
Short-term investments	59,882	5.15	34	0.23
Total earning assets	1,082,453	93.14	11,764	4.31
Nonearning assets:
Cash and due from banks	4,396	0.38
Reserve for possible loan losses	(39,031)	(3.36)
Premises and equipment	34,717	2.99
Other assets	75,562	6.50
Available-for-sale investment market valuation	4,039	0.35
Total nonearning assets	79,683	6.86
Total assets	$1,162,136	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$208,050	17.90%	352	0.67%
Savings	267,125	22.99	472	0.70
Time deposits of $100,000 or more	151,854	13.07	650	1.70
Other time deposits	259,769	22.35	1,169	1.79
Total interest-bearing deposits	886,798	76.31	2,643	1.18
Long-term borrowings	87,722	7.55	862	3.90
Funds purchased and securities sold under repurchase agreements	18,097	1.56	30	0.66
Total interest-bearing liabilities	992,617	85.42	3,535	1.41
Noninterest-bearing deposits	73,324	6.31
Other liabilities	7,355	0.63
Total liabilities	1,073,296	92.36
STOCKHOLDERS’ EQUITY	88,840	7.64
Total liabilities and stockholders’ equity	$1,162,136	100.00%
Net interest income			$8,229
Net yield on earning assets				3.02%

	Quarter ended September 30, 2010
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$1,050,647	75.45%	$13,953	5.27%
Investment securities:
Taxable	214,231	15.38	1,475	2.73
Exempt from federal income taxes (3)	25,396	1.82	380	5.94
Short-term investments	10,988	0.79	2	0.07
Total earning assets	1,301,262	93.44	15,810	4.82
Nonearning assets:
Cash and due from banks	5,195	0.37
Reserve for possible loan losses	(40,501)	(2.91)
Premises and equipment	41,008	2.94
Other assets	81,806	5.88
Available-for-sale investment market valuation	3,756	0.28
Total nonearning assets	91,264	6.56
Total assets	$1,392,526	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$224,702	16.14%	446	0.79%
Savings	328,565	23.59	834	1.01
Time deposits of $100,000 or more	193,654	13.91	1,226	2.51
Other time deposits	300,789	21.60	2,008	2.65
Total interest-bearing deposits	1,047,710	75.24	4,514	1.71
Long-term borrowings	97,724	7.02	952	3.86
Funds purchased and securities sold under repurchase agreements	27,950	2.01	34	0.48
Total interest-bearing liabilities	1,173,384	84.27	5,500	1.86
Noninterest-bearing deposits	68,221	4.90
Other liabilities	6,043	0.43
Total liabilities	1,247,648	89.60
STOCKHOLDERS’ EQUITY	144,878	10.40
Total liabilities and stockholders’ equity	$1,392,526	100.00%
Net interest income			$10,310
Net yield on earning assets				3.14%

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume, and changes in yield/rates:

	Amount of increase (decrease)
	Third quarter				First nine months
	Change from 2010 to 2011 due to
(In thousands)	Volume (1)		Yield/rate (2)	Total	Volume (1)		Yield/rate (2)	Total
Interest income:
Loans	$(3,358)		(438)	(3,796)	(8,771)		(2,115)	(10,886)
Investment securities:
Taxable	19		(141)	(122)	68		(586)	(518)
Exempt from federal income taxes	(154)		(6)	(160)	(510)		(4)	(514)
Short-term investments	21	1	11	32	46	1	6	52
Total interest income	(3,472)		(574)	(4,046)	(9,167)		(2,699)	(11,866)
Interest expense:
Interest-bearing transaction accounts	(31)		(63)	(94)	53		(455)	(402)
Savings accounts	(137)		(225)	(362)	(290)		(955)	(1,245)
Time deposits of $100,000 or more	(231)		(345)	(576)	(1,334)		(570)	(1,904)
Other time deposits	(248)		(591)	(839)	(966)		(1,665)	(2,631)
Total deposits	(647)		(1,224)	(1,871)	(2,537)		(3,645)	(6,182)
Funds purchased and securities sold under repurchase agreements	(100)		10	(90)	(310)		22	(288)
Long-term borrowings	(14)		10	(4)	(17)		1	(16)
Total interest expense	(761)		(1,204)	(1,965)	(2,864)		(3,622)	(6,486)
Net interest income	$(2,711)		630	(2,081)	(6,303)		923	(5,380)
(1)Change in volume multiplied by yield/rate of prior year.
(2)Change in yield/rate multiplied by volume of prior year.
NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the nine-month periods ended September 30, 2011 and 2010 was $17,060 and $34,523, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended September 30, 2011 and 2010 was $5,144 and $17,203, respectively. Net charge-offs for the nine-month periods ended September 30, 2011 and 2010 totaled $16,631 and $27,481, respectively. Net charge-offs for the three-month periods ended September 30, 2011 and 2010 totaled $4,693 and $14,103, respectively. At September 30, 2011 and 2010, the reserve for possible loan losses as a percentage of net outstanding loans was 4.92% and 3.87%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued, loans still accruing interest that were 90 days delinquent, and troubled debt restructurings) was 30.92% and 32.94% at September 30, 2011 and 2010, respectively. Problem loans increased throughout 2010, before declining in the first three quarters of 2011. Historically, loss exposure outside of Florida has been much less severe for the Company. See further discussion regarding the Company’s credit risk management in the section below entitled “Risk Management.”
Noninterest Income
Total noninterest income for the first nine months of 2011, excluding security gains and losses, increased $295 (12.97%) to $2,569 from the $2,274 earned for the first nine months of 2010. Total noninterest income for the third quarter of 2011, excluding security sale gains, decreased $229 (20.84%) to $870 from the $1,099 earned for the third quarter of 2010. Rental income generated from other real estate owned properties increased by $737 and $219 during the first nine months and third quarter of 2011, respectively. Offsetting these gains in the third quarter were gains of $244 generated from SBA loan sales during the third quarter of 2010.

Noninterest Expense
Total noninterest expense increased $4,911 (20.26%) for the first nine months of 2011 to $29,149 from the $24,238 incurred during the first nine months of 2010. Total noninterest expense decreased $823 (9.23%) for the third quarter of 2011 to $8,095 from the $8,918 incurred during the third quarter of 2010. The year-to-date increase is primarily due to increased expenses related to other real estate owned. For the third quarter 2011 compared to the same period last year, expenses in each category, except other real estate owned expense and professional fees, were reduced due to cost saving initiatives.
Total personnel costs increased by $259 (2.60%) to $10,219 for the first nine months of 2011 from the $9,960 incurred in the first nine months of 2010. Total personnel costs decreased by $266 (7.66%) to $3,205 for the third quarter of 2011 from the $3,471 incurred in the third quarter of 2010. The year-to-date increase is attributed to the fact that during the third quarter of 2010, the Company added personnel to address asset quality issues and dispose of nonperforming assets. The decrease noted in the third quarter 2011 compared to the same period last year is attributed to cost savings initiatives including restructuring of staff and attrition.
Total other real estate owned expenses for the first nine months of 2011 increased $3,733 (79.82%) to $8,410, as compared with the $4,677 of expenses incurred for the first nine months of 2010. Total other real estate owned expenses for the third quarter of 2011 increased $53 (2.55%) to $2,134 as compared with the $2,081 of expenses incurred for the third quarter of 2010, due to higher levels of foreclosed assets and the continued decline in real estate values. Net losses on sales and write-downs recognized based upon new property valuations for the first nine months of 2011 were $5,963.
Total occupancy and equipment expenses decreased $203 (6.21%) to $3,065 for the first nine months of 2011 from the $3,268 incurred in the first nine months of 2010. Total occupancy and equipment expenses decreased $115 (10.39%) to $992 for the third quarter of 2011 from the $1,107 incurred in the third quarter of 2010. The Company closed its Houston, Texas and Chandler, Arizona loan production offices as well as a Reliance Bank, FSB branch location. Charges related to these closures were taken during the first quarter of 2011, lowering ongoing occupancy expenses.
FDIC assessment expense for the first nine months of 2011 increased $55 (2.48%) to $2,273 as compared with the $2,218 of expenses incurred for the first nine months of 2010. FDIC assessment expense for the third quarter of 2011 decreased $183 (26.95%) to $496 as compared with the $679 of expenses incurred for the third quarter of 2010. The year-to-date increase is attributed to increased assessment rates for the Banks due to the agreements noted in the "Overview of Operations" section. The quarterly decline is due to both the Banks' declining balance sheets and the FDIC revision to its general assessment calculation. This revised calculation lowered the assessment rates for both Reliance Bank and Reliance Bank, FSB.
Professional fees for the first nine months of 2011 increased $920 (160.84%) to $1,492 as compared with the $572 of expenses incurred for the first nine months of 2010. Professional fees for the third quarter of 2011 increased $27 (12.16%) to $249 as compared with the $222 of expenses incurred for the third quarter of 2010. During the fourth quarter of 2010, the Company began utilizing a consulting firm to assist in addressing problem assets. This firm's involvement has been mostly eliminated beginning in the third quarter of 2011.
Total data processing expenses for the first nine months of 2011 decreased $32 (2.57%) to $1,215 as compared with the $1,247 of expenses incurred for the first nine months of 2010. Total data processing expenses for the third quarter of 2011 decreased $44 (10.07%) to $393 as compared with the $437 of expenses incurred for the third quarter of 2010.
Other noninterest expenses for the first nine months of 2011 increased $493 (25.49%) to $2,427, as compared with the $1,934 of expenses incurred for the first nine months of 2010. Other noninterest expenses for the third quarter of 2011 decreased $3 (0.48%) to $622 as compared with the $625 of expenses incurred for the third quarter of 2010. The year-to-date increase is attributed to first quarter 2011 charges related to the announced closure of the Houston, Texas and Chandler, Arizona loan production offices, as well as the closure of a Reliance Bank, FSB branch location.
Income Taxes
Applicable income tax benefits totaled $10,128 for the nine-month period ended September 30, 2010. The effective tax rate for the nine-month period ended September 30, 2010 was 40.54%. Applicable income tax benefits totaled $5,960 for the quarter ended September 30, 2010. In light of the Company’s cumulative losses that occurred through 2010, the Company established a valuation reserve of $26,077 at December 31, 2010 for its deferred tax assets. In addition, a tax valuation is being applied on tax benefits created in the current year, resulting in $0 tax benefit for the nine months ended September 30, 2011.

Financial Condition
(Amounts in thousands)
Total assets of the Company decreased $161,783 (12.48%) to $1,134,242 at September 30, 2011 from a level of $1,296,025 at December 31, 2010.
Total deposits of the Company decreased $150,623 (13.94%) in the first nine months of 2011 to $929,536 at September 30, 2011 from the level of $1,080,159 at December 31, 2010. The Company has sought to lower its percentage of higher cost time deposit balances while increasing lower cost interest-bearing transaction and savings account balances. The overall decline is consistent with the decline in total assets as less funding is required. See the "Results of Operations" section of the report for additional discussion of changes in deposit composition.
Short-term borrowings at September 30, 2011 increased $8,008 (52.76%) to $23,186 from the level of $15,178 at December 31, 2010. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total longer-term advances from the Federal Home Loan Bank decreased $6,000 (6.45%) to $87,000 from the level of $93,000 at December 31, 2010. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Net loans decreased $203,775 (21.84%) in the first nine months of 2011 to $729,213 at September 30, 2011 from the level of $932,988 at December 31, 2010. The depressed economy and a reduced focus on commercial real estate have lowered the Company’s loan totals.
Investment securities, all of which are maintained as available-for-sale, decreased $11,703 (4.84%) in the first nine months of 2011 to $229,896 at September 30, 2011 from the level of $241,599 at December 31, 2010. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio and the funding requirements of the Company’s loan portfolio, as described above.
Total stockholders’ equity decreased $15,832 (15.19%) in the first nine months of 2011 to $88,414 at September 30, 2011 from the level of $104,246 at December 31, 2010 due to continued operating losses. The Company’s capital-to-asset percentage was 7.80% at September 30, 2011, compared to 8.04% at December 31, 2010.
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
Net charge-offs for the first nine months of 2011 were $16,631, compared to $27,481 for the first nine months of 2010. Net charge-offs for the third quarter of 2011 were $4,693, compared to $14,103 for the third quarter of 2010. The decrease in year-to-date charge-off levels resulted from the decline in nonperforming loans. The Company’s banking subsidiaries had no loans to any foreign countries at September 30, 2011 and 2010, nor did they have any concentration of loans to any industry on these dates, except that a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly capitalized speculative start-up companies.
The decline of the real estate market in the St. Louis metropolitan and southwestern Florida areas has resulted in elevated nonperforming assets. Nonperforming assets were $160,637, $202,185, and $155,732 as of September 30, 2011, December 31, 2010, and September 30, 2010, respectively. Nonperforming loans dropped $49,058 (28.67%) to $122,031 at September 30, 2011 compared to $171,089 at December 31, 2010, but increased $2,858 (2.40%) from September 30, 2010. Nonperforming loans as of September 30, 2011, December 31, 2010, and September 30, 2010 were comprised of nonaccrual loans of $98,055, $151,391, and $114,602, respectively, loans 90 days delinquent and still accruing interest of $163, $0, and $736, respectively, and restructured loans (not already included in nonaccrual loans above) totaling $23,813, $19,698, and $3,835, respectively.

Although declining for the past three quarters, the increase in nonperforming loans from September 30, 2010 is due to the continued weakness in the economy, particularly regarding commercial and construction real estate in the Banks’ markets. The Company has taken an aggressive approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties result in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at September 30, 2011 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.
Of the Company’s $766.9 million loans outstanding at September 30, 2011, 5% were originated in Florida and 95% outside Florida. The following table breaks down net charge-offs, nonperforming loans, and nonperforming assets between loans originated in Florida and all other areas:

	Originated In Florida	Originated In Missouri	Total
Net charge-offs (quarter ended 9/30/2011)	$0.9 million	$3.8 million	$4.7 million
Net charge-offs (quarter ended 9/30/2010)	$5.4 million	$8.7 million	$14.1 million
Nonperforming loans (9/30/2011)	$19.1 million	$102.9 million	$122.0 million
Nonperforming loans (12/31/2010)	$26.3 million	$144.8 million	$171.1 million
Nonperforming loans (9/30/2010)	$18.8 million	$100.4 million	$119.2 million
Nonperforming assets* (9/30/2011)	$34.1 million	$126.5 million	$160.6 million
Nonperforming assets* (12/31/2010)	$41.6 million	$160.5 million	$202.1 million
Nonperforming assets* (9/30/2010)	$39.3 million	$116.4 million	$155.7 million
Outstanding loans originated in respective markets (9/30/2011)	$39.5 million	$727.4 million	$766.9 million
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
Nonperforming loans have dropped the past three quarters from their high at December 31, 2010. At September 30, 2011, nonperforming loans had decreased $49,058 (28.67%) to $122,031 from $171,089 at December 31, 2010, the largest components of which were comprised of the following loan relationships (which comprise approximately 88% of total nonperforming loans):

▪
A loan for approximately $9.0 million, secured by an individual warehouse in St. Louis, Missouri. The loan is currently in forbearance as the borrower restructures its business operations. The warehouse is experiencing high vacancy.

▪
A $16.2 million loan to a commercial real estate developer in Houston, Texas. The loan is secured by three office buildings and undeveloped commercial land. The Company and the borrower are in negotiations to extend a recently expired forbearance agreement.

▪	A loan for approximately $3.2 million to a nonprofit organization for the purchase of 428 acres and a 7,000 sq. ft.

residence in Jefferson County, Missouri. The property is well located in a natural setting that abuts a river. The nonprofit organization has experienced financial setbacks, most notably a decline in contributions. The property is under contract for sale in the amount of $3.2 million.

▪
A loan for approximately $1.4 million to construct and build out a day spa in St. Charles, Missouri. Four of five guarantors have settled representing 50% of the original loan amount. The Company will still pursue the fifth guarantor for the remaining amount. The Company and the borrower have entered into a forbearance agreement and the loans are current.

▪
A loan for approximately $2.2 million to finance the purchase of a retail center in O'Fallon, Missouri. The center is currently experiencing high vacancy in an overdeveloped area. The loan is past due and the borrower has stopped making interest payments. The loan is in default. One guarantor has settled their obligation and the Company has engaged counsel to pursue the remaining guarantors.

▪
A loan of approximately $11.7 million on a 61,000 sq. ft. medical office building located in St. Louis County, Missouri. A new professional management company has been put in place to take over day-to-day operations. The Company is seeking collection through foreclosure. The process to complete foreclosure has been stalled by a lawsuit.

▪
A loan for approximately $6.5 million to refinance and provide additional capital to complete phase II of a land development project in St. Charles, Missouri. The development has slowed significantly and experienced difficult times due to the continuing slow economy. The Company and borrower have discussed a forbearance agreement. The Company is currently engaging legal counsel to pursue guarantors.

▪
A loan for approximately $3.1 million to a commercial real estate developer for the development of a shopping center. The center has a long-term lease in place with a grocery store. Two new leases have been signed and the owner is continuing to actively market the center to lease the remaining vacant space.

▪
A loan for approximately $6.9 million to refinance a 4 story commercial office property located in Phoenix, Arizona. The building has experienced vacancies and a receiver has been appointed. All rents are being received and collected. The property is currently 52% occupied. The Company is beginning pursuit of guarantor.

▪
Three loans for approximately $7.4 million for the purchase of four commercial buildings located in St. Louis County and Jefferson County, Missouri. The loan continues to perform on an interest-only basis.

▪
Loans totaling approximately $11.5 million to finance the equipment, operations, and real estate for a joint venture industrial and manufacturing company with its main operation in Texas. The operations have suffered from the economy and the previous parent company's bankruptcy. The borrower has recently injected substantial cash which was used to pay down the loans and restructure debt.

▪
Loans totaling approximately $2.8 million for the construction and operation of a full-service car wash in Napa County, California. The plan suffered delays, cost overruns, and lower than expected revenues. The Company recently executed a forbearance agreement and the borrower has been performing under the agreement. The Company is now working with the SBA for a partial pay down.

▪
A loan for approximately $1.5 million to finance the purchase and development of five commercial lots in St. Louis County, Missouri, situated behind a retail development. The borrowers purchased these lots as an investment and the sale of the lots has been slow. The borrowers have stopped making payments, and the Company has obtained counsel for collection of debt and is moving toward foreclosure.

▪
Loans totaling approximately $1.5 million to entities controlled by a group of Missouri real estate investors for the purchase and development of a parcel of land in Wentzville, Missouri. The majority of the proposed entitlements and development have been completed.

▪
A loan for approximately $1.7 million to finance the purchase of a subdivision development in Jefferson County, Missouri. The borrowers have stopped making payments and the Company has engaged counsel to initiate foreclosure and pursue guarantors.

▪
A loan for approximately $1.9 million to finance the construction of a custom home on a lake in southwestern Missouri. The loan is continuing to amortize and has been renewed with additional collateral. The borrower is now renting the home until a sale can take place.

▪
A loan for approximately $1.5 million for ground development of a proposed commercial retail strip center and self-storage facility in southwest Florida. The planned development is no longer feasible and borrower and the Company has engaged legal counsel.

▪
A loan for approximately $ 3.5 million originated to refinance a retail/commercial property St. Louis County, Missouri.  The property had occupancy issues that culminated with complete vacancy at year end 2010.  The principal owners of the borrower are experiencing financial strain and are unable to support the loan payments.  The Company has made demand on the loan and is moving toward foreclosure.

▪
A loan for approximately $1.1 million secured by a 9,000 sq. ft. day care facility in the Houston, TX area. While the operations of the facility appear positive, payments from the two guarantors have become irregular.

▪
A loan for approximately $1.2 million and is secured by an office warehouse located in Plymouth, MN.  The light industrial facility is situated on 2.23 acres of land. The property is 100% occupied by one tenant.

▪
A loan for approximately $7.9 million to a group of investors secured by a retail strip center. The borrower and the Company continue to negotiate terms to maintain the property in the name of the borrower. Current extension will give the borrower through year end to improve occupancy. There is improved occupancy at this time.

▪
A loan for approximately $2.0 million to a group of investors secured by a piece of unimproved commercial real estate in southwest Florida. Legal action has been initiated against borrower and all guarantors, but is currently suspended to provide the borrower opportunity to market the property.

▪	A loan for approximately $1.9 million to a group of investors secured by a “flex space” improved center. Occupancy remains adequate but rates are insufficient to provide positive cash flow.

During this period of declining real estate values, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio. Given the collateral values maintained in its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at September 30, 2011. However, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address such declining collateral values.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $38,076 and $30,851 at September 30, 2011 and December 31, 2010, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2010:

Other Real Estate Owned
(In thousands)
Balance at December 31, 2010	$30,851
Foreclosures	38,134
Cash proceeds from sales	(15,588)
Loans made to facilitate sales of other real estate	(9,358)
Losses and write-downs	(5,963)
Balance at September 30, 2011	$38,076
Potential Problem Loans
As of September 30, 2011, the Company had 15 loans with a total principal balance of $14,683 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms, which are not included in nonperforming loans. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due, or restructured. Such loans are not necessarily indicative of future nonperforming loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer. This committee may approve individual credit relationships up to $2,500. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $28,535 at September 30, 2011.
At September 30, 2011 and 2010, the reserve for possible loan losses was $37,730 and $39,263, respectively, or 4.92% and 3.87% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the nine-month periods ended September 30, 2011 and 2010. The decrease of dollars in the reserve and the increase in the reserve percentage is attributed to a smaller loan portfolio, particularly a decline in nonperforming loans. However, the economy continues to present challenges to borrowers and it could be likely that others will experience difficulties in meeting obligations.

	Nine-month periods
	ended September 30,
(In thousands)	2011	2010
Average loans outstanding	$863,388	$1,088,718
Reserve at beginning of period	$37,301	$32,221
Provision for possible loan losses	17,060	34,523
	54,361	66,744
Charge-offs:
Commercial loans:
Real estate	(11,398)	(9,799)
Other	(1,582)	(318)
Real estate:
Construction	(5,689)	(16,602)
Residential	(883)	(1,057)
Consumer	(26)	(21)
Total charge-offs	(19,578)	(27,797)
Recoveries:
Commercial loans:
Real estate	252	84
Other	115	159
Real estate:
Construction	2,498	26
Residential	74	38
Consumer	8	9
Total recoveries	2,947	316
Reserve at end of period	$37,730	$39,263
Net charge-offs to average loans (annualized)	2.58%	3.37%
Ending reserve to net outstanding loans at end of period	4.92%	3.87%
Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.
Since its inception in 1999 through 2009, the Company experienced significant loan growth in the St. Louis metropolitan area and in southwestern Florida, with expansion to that area by the Company in 2005. The southwestern Florida area began experiencing economic distress ahead of most of the country, with the long-booming real estate market in Florida beginning its decline in 2007. As a result, the Company began experiencing an increase in troubled asset situations in 2007 and began increasing its reserve for loan losses accordingly, as the Florida real estate market weakened. In 2011, after three and one-half years of a free-fall decline in Florida real estate values, Company management believes that the Florida real estate market has begun to stabilize at the low valuation levels to which it has dropped during this economic recession. While the Florida real estate market has begun to stabilize, the real estate market in the St. Louis metropolitan area continues to experience stress. Throughout this time period, the Company has attempted to address this dichotomy of markets with the tables presented in its filings that portray the degree to which these geographic areas have been the source of problems.
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
While the Company has no significant specific industry concentration risk, over 91% of the loan portfolio was dependent on real estate collateral at September 30, 2011, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real estate loan balances as a percentage
		of total regulatory capital
	9/30/2010	12/31/2010	9/30/2011
Construction, land development, and other land loans	92%	93%	90%
Nonfarm nonresidential:
Owner occupied	144%	148%	123%
Nonowner occupied	368%	403%	424%
1- to 4-family closed end loans	46%	49%	55%
Multifamily	97%	105%	95%
Other	19%	23%	25%
Outstanding balances in all real estate loan categories have declined between September 30, 2010 and September 30, 2011. However, total regulatory capital declined at a faster pace than some of the loan category declines, thus resulting in increased percentages noted above.

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
Liquidity is primarily provided to the Banks through earning assets, including federal funds sold and maturities and principal payments in the investment portfolio, all funded through deposits and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $229,896 at September 30, 2011, of which approximately $163,885 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank. Maturing loans also provide liquidity on an ongoing basis. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have federal funds lines of credit totaling $21,000, through correspondent banks, of which $21,000 was available at September 30, 2011. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $105,528 and availability under that line was $13,087 at September 30, 2011. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $7,980, of which $5,766 was available at September 30, 2011. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in St. Louis in the amount of $23,715, of which $23,715 was available, subject to a collateral and credit review, at September 30, 2011. As of

September 30, 2011, the combined availability under these arrangements totaled $63,568. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become distressed to the point that their regulatory ratings were lowered, it could negatively impact the ability of the Banks to borrow the funds.
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
The Company and Reliance Bank, FSB had total capital ratios at September 30, 2011 that were below the well capitalized threshold of greater than 10.0%. Also, Reliance Bank and Reliance Bank, FSB are required to maintain additional capital, as described in Item 1 above, under agreements with the banking regulators.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at September 30, 2011 are presented in the following table:

			For capital adequacy purposes		To be a well capitalized bank under prompt corrective action provision
(in thousands of dollars)	Amount	Actual ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$85,839	9.92%	$69,257	≥8.0%	N/A	N/A
Reliance Bank	84,051	10.20%	65,951	≥8.0%	$82,438	≥10.0%
Reliance Bank, FSB	3,955	9.46%	3,344	≥8.0%	4,180	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$74,684	8.63%	$34,629	≥4.0%	N/A	N/A
Reliance Bank	73,461	8.91%	32,975	≥4.0%	$49,463	≥6.0%
Reliance Bank, FSB	3,399	8.13%	1,672	≥4.0%	2,508	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$74,684	6.50%	$45,941	≥4.0%	N/A	N/A
Reliance Bank	73,461	6.82%	43,061	≥4.0%	$53,826	≥5.0%
Reliance Bank, FSB	3,399	4.60%	2,955	≥4.0%	3,694	≥5.0%
Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized banking institutions. The extent of the regulators’ powers depends on whether the banking institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” which are defined by the regulators as follows:

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
The required contractual obligations and other commitments at September 30, 2011 are as follows:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Operating leases	$6,477	550	1,770	4,157
Time deposits	395,569	227,762	163,365	4,442
Federal Home Loan Bank borrowings	87,000	20,000	5,000	62,000
Commitments to extend credit	58,943	30,662	7,258	21,023
Standby letters of credit	10,652	10,129	523	—
Impact of New and Not Yet Adopted Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, amending ASC topic 820 which eliminates terminology difference between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) on the measurement of fair value and the related fair value disclosures. While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS. The adoption of this guidance is effective for annual periods beginning after December 15, 2011. The Company is evaluating the impact of adopting this updated guidance.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, amending ASC topic 220 to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The guidance is effective for annual periods beginning after December 15, 2011. The Company is evaluating the impact of adopting this updated guidance.
In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, amending ASC topic 350 to provide the option of a qualitative approach to test goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC topic 350. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of adopting this updated guidance.

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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of September 30, 2011, individually and cumulatively, through various time horizons:

	Remaining maturity if fixed rate;
	earliest possible repricing interval if floating rate
(In thousands)	3 months or less	Over 3 months through 12 months	Over 1 year through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$328,235	150,527	269,989	18,129	766,880
Residential mortgage loans held for sale	13	60	346	699	1,118
Investment securities, at amortized cost	27,807	41,908	112,547	42,614	224,876
Other interest-earnings assets	70,490	—	—	—	70,490
Total interest-earning assets	$426,545	192,495	382,882	61,442	1,063,364
Interest-bearing liabilities:
Savings and interest-bearing transaction accounts	$467,471	—	—	—	467,471
Time certificates of deposit of $100,000 or more	19,162	59,212	68,194	2,285	148,853
All other time deposits	32,209	117,179	95,171	2,157	246,716
Nondeposit interest-bearing liabilities	—	43,131	5,055	62,000	110,186
Total interest-bearing liabilities	$518,842	219,522	168,420	66,442	973,226
Gap by period	$(92,297)	(27,027)	214,462	(5,000)	90,138
Cumulative gap	$(92,297)	(119,324)	95,138	90,138	90,138
Ratio of interest-sensitive assets to interest-sensitive liabilities	0.82	0.88	2.27	0.92	1.09
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.82	0.84	1.10	1.09	1.09
A gap report is used by Bank management to review any significant mismatch between the repricing points of the Banks’ rate-

sensitive assets and liabilities in certain time horizons. A negative gap indicates that more liabilities reprice in that particular time frame and, if rates rise, these liabilities will reprice faster than the assets. A positive gap would indicate the opposite. Management has set policy limits specifying acceptable levels of interest rate risk as measured by the gap report. Gap reports can be misleading in that they capture only the repricing timing within the balance sheet and fail to capture other significant risks such as basis risk and embedded options risk. Basis risk involves the potential for the spread relationship between rates to change under different rate environments, and embedded options risk relates to the potential for the divergence from expectations in the level and/or timing of cash flows given changes in rates. As indicated in the above table, the Company operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and interest-bearing transaction accounts included, could reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic. Bank management believes its current asset/liability management program will allow adequate reaction time for trends in the marketplace as they occur, allowing maintenance of adequate net interest margins.
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at September 30, 2011 indicate that the Company’s fair market value of equity would decrease 13.73% and 21.28%, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and increase 9.53% and 14.91%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.

Part I — Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of September 30, 2011.
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

Part II — Item 1A — Risk Factors

Parent company cash flows may be insufficient to meet operating needs.
Recently, Reliance Bancshares, Inc. borrowed money from individuals on the Board of Directors to support the cash flow of the parent company. Without dividends from its subsidiary banks, the parent company can only obtain cash for operating purposes through borrowing facilities or additional capital raises. If the parent company had no cash to operate, it would create new legal and regulatory difficulties with unknown consequences.

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
The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of our business activities; require changes to certain of our business practices; impose upon us more stringent capital, liquidity, and leverage ratio requirements; or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes.
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
Date: November 9, 2011