Form 10-K
period 2011-12-31
Reliance Bancshares, Inc.
filed 2012-03-30
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Registrant’s telephone number, including area code
(314) 569-7200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $9,436.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,642,491 shares of common stock outstanding as of March 8, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2012 ANNUAL MEETING OF SHAREHOLDERS TO BE
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO SEC REGULATION 14A ARE INCORPORATED BY REFERENCE IN PART III, ITEMS 10 -14.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

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
PART I
Item 1 Business
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
Recent Developments
Regulatory Agreements
(in thousands of dollars)
On November 30, 2009, Reliance Bank’s Board of Directors entered into an Agreement (the Agreement) with the Missouri Division of Finance and the FDIC. The Agreement is discussed in detail within the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed on May 13, 2011. On February 14, 2011, Reliance Bank’s Board of Directors entered into a Consent Order (the Consent Order) with the FDIC, which superseded the Agreement noted previously. The Consent Order requires the Bank to (a) develop a written management plan to have and retain qualified management; (b) charge off adversely classified assets identified during the FDIC’s September 20, 2010 examination of Reliance Bank; (c) develop a written plan to reduce Reliance Bank’s risk exposure in each asset in excess of $2,000 classified as substandard or doubtful in the FDIC’s Report of Examination for its September 20, 2010 examination; (d) not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit or obligation with Reliance Bank that has been, in whole or in part, charged off or adversely classified as substandard or doubtful in the FDIC’s Report of Examination, unless the denial of additional credit would be detrimental to Reliance Bank, as determined by the Bank’s Board of Directors; (e) develop a written plan for systematically reducing and monitoring the Bank’s concentrations of credit as listed in the FDIC’s Report of Examination to an amount that is commensurate with Reliance Bank’s business strategy, management expertise, size, and location; (f) review and maintain an adequate reserve for loan losses on a quarterly basis; (g) maintain minimum capital ratios of an 8% Tier 1 leverage capital ratio and 12% Total risk-based capital ratio; (h) not increase salaries or pay bonuses for any executive officer, pay management fees, or declare or pay any dividends; (i) review the liquidity, contingent funding, and interest rate risk policies and plans and develop or amend such policies and plans to address how the Bank will increase its liquid assets and reduce its reliance on volatile liabilities for liquidity purposes; (j) not accept, increase, renew, or roll over any brokered deposits; (k) develop a written three-year business/strategic plan and one-year profit and budget plan; (l) eliminate and/or correct any violations of laws, rules, and regulations identified in the FDIC’s Report of Examination; and (m) provide periodic progress reports on the above matters to the FDIC.
On February 10, 2010, Reliance Bank, FSB’s Board of Directors entered into a Memorandum of Understanding (the OTS MOU) with the Office of Thrift Supervision (OTS). The OTS MOU is discussed in detail within the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed on May 13, 2011. On June 8, 2011, the OTS issued a Cease and Desist Order (OTS Order) to Reliance Bank, FSB, which supersedes the OTS MOU. The OTS Order requires Reliance Bank, FSB to (a) by September 30, 2011, have and maintain minimum capital ratios of 7% Tier 1 capital ratio and 13% Total risk-based capital ratio; (b) submit a revised written plan to achieve and maintain the capital levels noted above; (c) on a quarterly basis, the Reliance Bank, FSB Board of Directors shall review compliance with the capital plan; (d) within fifteen days of (1) failing to meet the capital requirements noted in (a) above; (2) failing to comply with the capital plan noted in (b) above, or (3) any written request from the OTS, Reliance Bank, FSB shall submit a written contingency plan that details actions to be taken to achieve one of the following results (i) merger with, or acquisition by, another federally insured depository institution or holding company thereof; or (ii) voluntary dissolution by filing an appropriate application with the OTS in conformity with applicable laws, regulations, and guidance; (e) submit a new business plan for the second half of 2011, and annually thereafter; (f) prepare and adopt a detailed written plan to reduce the level of criticized assets; (g) not originate, purchase, or commit to originate or purchase any new commercial real estate loans without the prior written nonobjection of the OTS; (h) not increase total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of nonobjection of the OTS; (i) comply with prior notification requirements for changes in directors and senior executive officers; (j) not declare or pay dividends or make any other capital distributions; (k) not enter into, renew, extend, or revise any contractual agreement relating to compensation or benefits for any senior executive officer or director without prior written notice to the OTS; (l) not make any golden parachute payment or prohibited indemnification payment; (m) not enter into any arrangement or contract with a third-party service provider that is significant to the overall operation or financial condition of Reliance Bank, FSB; (n) prohibit the increase in the dollar amount of brokered deposits; and (o) not engage in any new transaction with an affiliate unless Reliance Bank, FSB has complied with notice requirements.
The Company has filed an application with the applicable federal regulatory authorities to merge Reliance Bank, FSB into Reliance Bank under the Missouri banking charter.
Reliance Bank and Reliance Bank, FSB have submitted revised capital plans to the applicable regulators for their approval. The revised plans address efforts to raise additional capital and its timing. Although no capital is guaranteed, the revised plans demonstrate the Company's efforts to raise the additional capital. If the regulators choose not to accept these revised plans, they could revise the current agreements and provide new limitations or require additional reporting in the future.
On March 6, 2010, the Company entered into a Memorandum of Understanding (the Fed MOU) with the Federal Reserve Bank of St. Louis (the Federal Reserve). The Agreement is discussed in detail within the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed on May 13, 2011. On July 14, 2011, the Company entered into an agreement (the Fed Agreement) with the Federal Reserve Bank of St. Louis, which superseded the Fed MOU. The Fed Agreement requires the Company to (a) take steps to ensure that the Bank complies with Reliance Bank's Consent Order noted above; (b) not, without the prior written approval of the Federal Reserve, (i) declare or pay any dividends, (ii) receive dividends or any other form of payment from Reliance Bank representing a reduction in capital, (iii) receive dividends or any other form of payment from Reliance Bank, FSB representing a reduction in capital, to the extent that any restriction by Reliance Bank, FSB's federal regulator limiting the payment of dividends or other inter-corporate payments is in force, (iv) incur, increase, or guarantee any debt, or (v) purchase or redeem any shares of its stock; (c) submit to the Federal Reserve an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis; (d) within 30 days after the end of any quarter in which the Company's capital ratios fall below the approved capital plan's minimum ratios, provide the Federal Reserve with a written notice and plan detailing the Registrant's planned steps to increase its capital ratios; (e) submit to the Federal Reserve a written statement of planned sources and uses of cash; (f) comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers; (g) comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and (h) submit quarterly progress reports to the Federal Reserve.
While no absolute assurance can be given, management of the Company and Banks believe the necessary actions have been or are being taken toward complying with the provisions of the Consent Order, OTS Order, and Fed Agreement. It is not presently determinable what actions, if any, the banking regulators might take if the provisions of the Consent Order, OTS Order, and Fed Agreement are not complied with within the specific time periods required.
Suspension of Dividend Payments
(In thousands of dollars)
On February 11, 2011, the Company announced that it had suspended dividends on its preferred stock. The Company has outstanding $40,000 of 5% Series A Fixed Rate Cumulative Perpetual Preferred Stock, $2 million of 9% Series B Fixed Rate Cumulative Preferred Stock, and $555 of 7% Series C Perpetual Convertible Preferred Stock. The Series A and Series B Preferred Stock were issued to the U. S. Treasury under the federal TARP program. The Series C Preferred Stock was issued to various shareholders in a private placement. Deferred dividends totaled $2,300 as of December 31, 2011. The Company does not pay dividends on its common stock.
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
The Treasury has invested in the Company through the EESA and CPP. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no additional funds, to the Treasury in connection with the Company’s participation in the CPP. The funds received by the Company are included in the financial data or calculations for this filing.
The Series A preferred stock accrues a dividend at the rate of 5% per annum for the first five years and 9% thereafter. Dividends are payable quarterly and each share has a liquidation amount of $1 and has liquidation rights in pari passu with other preferred stock, which is paid in liquidation prior to Company’s common stock. The Series B preferred stock accrues a dividend at the rate of 9% per annum, payable quarterly, and includes other provisions similar to the Series A preferred stock with liquidation at $1 per share. As noted above, on February 11, 2011, the Company announced that it was suspending dividends on its Series A and Series B preferred stock effective immediately in order to positively manage capital.
The American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA, include among others: limits on compensation incentives, prohibitions on “golden parachute payments”, the establishment by publicly registered CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid.
On November 10, 2009, the Company authorized 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series C for sale with an offering price of $1 per share. The offering was extended to existing shareholders who are accredited investors (as such term is defined in Regulation D of the Securities Act of 1933, as amended) and to other accredited investors to subscribe for and purchase shares of this series. During 2009 and 2010, the Company sold 555 shares for proceeds totaling $555. The Series C preferred stock accrues a dividend at the rate of 7% per annum, payable quarterly and includes a liquidation preference of $1 per share. As noted above, on February 11, 2011, the Company announced that it was suspending dividends on its Series C preferred stock effective immediately in order to positively manage capital.
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

Reliance Bank, FSB
The current primary market area of Reliance Bank, FSB is Lee County on the southwest coast of Florida. Reliance Bank, FSB has a total of two locations, and is headquartered in Fort Myers, Florida.
Reliance Bank, FSB’s original strategy was to expand in Lee County and Collier County, in southwest Florida, as these areas had experienced high growth rates in recent years. However, with the unprecedented downturn in the economy, specifically in the Southwest Florida real estate market, Reliance Bank, FSB has amended its strategy and did not establish any new branches while the economy was recovering. Reliance Bank, FSB plans to work within the community to build stronger customer relationships, deposit growth and loan production.
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
Reliance Bank and Reliance Bank, FSB had both grown rapidly through 2008 in both markets. Because of the Company’s continued use of earnings for this expansion, we have not historically issued dividends on common stock. In addition, the agreement entered into between the Company and the Federal Reserve (discussed above) prohibits the declaration or payment of dividends by the Company without the prior approval of the Federal Reserve. In February 2011, we also suspended the dividends on our outstanding classes of preferred stock. The Company has incurred significant expenses due to its previous aggressive organic growth plan. This increased expense has negatively impacted our short term earnings per share. Both Reliance Bank and Reliance Bank, FSB are comfortable with the number of branches they have established in both areas and therefore, has not expanded since 2009.
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
The Company
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
Under the BHCA, a bank holding company is generally required to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.
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
Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than it was previously authorized to do. The FDIC adopted regulations that create a system of risk-based assessments. Under the regulations, there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with the highest regulatory composite ratings are placed in Risk Category I, while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and composite ratings. Currently, Reliance Bank, FSB is ranked as Risk Category I and Reliance Bank is ranked as Risk Category II. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter, at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets, such as the Bank, and any institution that becomes insured on or after January 1, 2007, which will have their assessment base determined using average daily balances of insured deposits.
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
On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) in which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC (i) guarantees, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provides full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee Program expired on December 31, 2010, however the Dodd-Frank Insurance Provision effectively extended this program to December 31, 2012. Participating institutions were assessed a 10 basis point surcharge on the portion of eligible accounts that exceeded the general limit on deposit insurance coverage. Reliance Bank and Reliance Bank, FSB elected to participate in this Program.
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
Beginning with the second quarter of 2011, as mandated by the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity. As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low of 2.5 basis points through a high of 45 basis points, per $100 of assets; however, the dollar amount of total actual premiums is expected to be roughly the same.
The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas began in the second quarter of 2011, but do not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.
Reliance Bank, FSB
Reliance Bank, FSB is a federally chartered thrift, and as such, is regulated by the same agencies as its affiliate, Reliance Bank. The principal difference is that the FSB’s primary regulator is the Office of the Comptroller of the Currency (OCC) in lieu of the Missouri Division of Finance (Previously, Reliance Bank FSB's primary regulator was the OTS, which was merged into the OCC in late 2011). As such, all of the above mentioned federal regulations apply to Reliance Bank, FSB. Additionally, under OCC regulations, Reliance Bank, FSB must maintain its standing as a “qualified thrift lender.” To maintain this status, it is required to comply with restrictions and limitations imposed by OCC regulations on the percentage of its loan portfolio that may be invested in different types of loans; specifically, Reliance Bank, FSB must maintain at least 65% of its loan portfolio in “qualified thrift investments,” which are essentially residential real estate loans. There are a wide variety of loans that qualify for this purpose. As noted in Recent Developments above, the Company has filed an application with the applicable federal regulatory authorities to merge Reliance Bank, FSB into Reliance Bank under the Missouri banking charter.
Recent Legislation Affecting the Financial Services Industry
The Dodd-Frank Act, which became law in July 2010, significantly changes regulation of financial institutions and the financial services industry, including, but not limited to: creation of the Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing responsibility for consumer financial protection by the creation of a new agency, the Consumer Financial Protection Bureau, which is responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing certain trust preferred securities from qualifying as Tier 1 capital (subject to certain grandfather provisions for trust preferred securities); establishing new minimum mortgage underwriting standards; granted the Federal Reserve Board the power to regulate debit card interchange fees; implementing corporate governance changes; and eliminating the Office of Thrift Supervision (“OTS”), Reliance Bank, FSBs former regulator. Responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is the agency that is currently primarily responsible for the regulation and supervision of national banks, on July 21, 2011. The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks on that date. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including the Company, at this time.
It is difficult to predict the full and specific impact Dodd-Frank Act and the implementing rules (some of which are yet to be written) will have on community banks. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the financial institutions operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
Employees
As of December 31, 2011, we had approximately 185 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.
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

Regulatory Risks
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by the Federal Reserve, the OCC (formerly, the OTS), the Missouri Division of Finance, its chartering authorities, and by the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which we may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Banks. The regulation and supervision by the Federal Reserve, the OCC, the Missouri Division of Finance, and the FDIC are not intended to protect the interests of investors in our Common Stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our reserve for possible loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. As an example, the Gramm-Leach-Bliley Act eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. We will incur additional expenses as a publicly reporting company as a result of compliance costs associated with the SEC's public reporting requirements. In addition, the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audits and maintaining our internal controls.
We are subject to various regulatory orders and agreements, and any failure to comply with the provisions thereof could adversely affect us.
As further described under “Business-Regulatory Agreements,” we entered into a Consent Order with the FDIC in February 2011, were issued a Cease and Desist Order by the OTS in June 2011, and entered an agreement with the Federal Reserve Bank of St. Louis in July 2011. These orders and agreements subject us to heightened regulatory requirements and increased scrutiny and supervision. Although we believe that the necessary actions have been or are being taken toward complying with these orders and agreements, we cannot guarantee that our efforts will be successful and we cannot predict the ramifications of the failure to comply with any provision of these orders and agreements. Any failure to comply could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Regulatory actions may result in negative perception that could adversely affect our business, impacting our financial condition, results of operations and cash flows.
Risk of negative perception or publicity is inherent in any business. Although we take steps to minimize reputation risk in dealing with customers and other constituencies, we are inherently exposed to the risk of negative perception by the public and our customers as a result of, but not limited to, actions imposed by our regulators. Negative perception by the public and our customers may adversely affect our ability to maintain and attract customers and employees.
Financial reforms and related regulations may affect our business activities, financial position, and profitability.
The Dodd-Frank Act, signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms and requires significant rulemaking. The Dodd-Frank Act charges the federal banking agencies with drafting and implementing enhanced supervision, examination, and capital standards for depository institutions and their holding companies. The enhanced requirements include, among other things, changes to capital, leverage, and liquidity standards, and numerous other requirements. The Dodd-Frank Act also authorizes various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates, and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by the Company.
U.S. regulatory agencies-banking, securities and commodities-have proposed, and in some cases implemented, regulations required by Dodd-Frank, and new bodies created by Dodd-Frank (including the Financial Stability Oversight Council and the

Bureau of Consumer Financial Protection) have commenced operations. Both the regulations proposed and implemented to date and those that have yet to be proposed may impact the profitability of our business activities, require that we change certain of our business practices and plans, impose upon us more stringent capital, liquidity, and leverage ratio requirements, or otherwise adversely affect our business. These changes could also expose us to additional costs (including increased legal and compliance costs) and require us to invest significant management attention and resources to evaluate and make any necessary changes. We continue to monitor the impact of the Dodd-Frank Act and related rulemaking on our business.
Any other future legislation and/or regulation, if adopted, also could have a material adverse effect on our business activities, financial position and profitability. As an example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank's borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
We are subject to the risk-based capital guidelines issued by the Federal Reserve.
The Federal Reserve's risk-based capital guidelines establish regulatory capital requirements for banking institutions to meet minimum requirements as well as to qualify as “well-capitalized” institutions. The risk-based capital rules have been further supplemented by required leverage ratios, defined as Tier 1 (the highest grade) capital divided by quarterly average total assets, after certain adjustments. If a depository institution fails to maintain well-capitalized status, the Federal Reserve requires it to enter into an agreement to bring the institution back into a well-capitalized state. For the duration of such an agreement, the Federal Reserve may impose more severe restrictions on the activities in which a depository institution may engage, including requiring it to cease and desist in activities permitted under the Bank Holding Act. We are currently subject to an agreement with the Federal Reserve Bank of St. Louis, as described above and as further described under “Business-Regulatory Agreements.”
On December 20, 2011, the Federal Reserve proposed rules relating to risk-based capital and leverage requirements, liquidity requirements, stress tests, single-counterparty credit limits and early remediation requirements. These rules, when finalized, are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us. Any requirement that we increase our regulatory capital, regulatory capital ratios or liquidity could have a material adverse effect on our financial condition and results of operations, as we may need to sell certain assets, perhaps on terms unfavorable to us and contrary to our business plans. Such a requirement could also compel us to issue additional securities, which could dilute our current common stockholders.
Additional increases in insurance premiums could affect our earnings.
The FDIC insures the Banks' deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. Current economic conditions, including a number of recent bank failures, have increased the deposit premiums. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits, but due to bank failures, the FDIC insurance fund reserve ratio fell below 1.15 percent, the statutory minimum, in 2008. In response, the FDIC developed a restoration plan that uniformly increased assessments by 7 basis points (annualized) effective January 1, 2009, and required riskier institutions to pay a larger share. Even though we fully paid our deposit insurance premiums for the year 2009 and prepaid an estimated amount of future deposit insurance premiums for the years 2010, 2011 and 2012, there is no guarantee that the FDIC will not implement further increases despite our prepayment. If these assessments increase significantly, our earnings could be adversely affected.

Market and Economic Risks
The current economic environment poses challenges for us and could adversely affect our financial condition and results of operations.
We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 48 months. The volatility and disruption we have experienced are ongoing. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.
Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a deepening of the national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our reserve for loan losses and result in the following other consequences: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans.
Difficult conditions in the U.S. housing market have adversely affected us.
We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased to provide funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect the difficult conditions in the financial markets to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Operational and Business Risks
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
Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the St. Louis and Fort Myers metropolitan areas, our success depends to a significant extent upon economic conditions in the St. Louis and Fort Myers metropolitan areas. Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorder, terrorism, weather-related conditions and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the St. Louis or Fort Myers metropolitan areas could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
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
Our future success and profitability is substantially dependent upon the management and banking abilities of our executive management team. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified senior and middle management. We are especially dependent on a limited number of key management personnel, none of whom has an employment agreement with us, except for our Chief Executive Officer. The loss of the Chief Executive Officer or other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to operational risk relating to fraud or error by individuals.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders and clerical and record-keeping errors. We are dependent on our employees for the operation of our business, and we could be materially adversely affected if one of our employees caused a significant operational breakdown or failure, either as a result of human error or through an intentional act. The employees of third parties with which we do business could also be sources of operational risk to us. Any adverse occurrence relating to human error or intentional fraud could result in a diminished ability to operate our business, financial loss, potential liability to clients, inability to secure insurance, reputational damage, and regulatory intervention, any of which could materially adversely affect us.
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

Risks Related to Liquidity and Capital Requirements
A future reduction in liquidity in the banking system could increase our costs.
The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve's activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Company or reducing the availability of funds to the Company to finance its existing operations.
Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.
Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole.
Our results of operations, financial condition and business may be materially adversely affected if our regulators do not approve our revised capital plans or if we fail to successfully implement those capital plans.
Both Reliance Bank and Reliance Bank, FSB have submitted revised capital plans to our regulators for their approval. These capital plans address efforts to raise additional capital and the timing of such efforts. If the regulators choose not to accept these revised plans, we could become subject to new limitations on our activities and/or additional reporting requirements. Even if the capital plans are approved by the regulators, there can be no assurance that we will be able to successfully implement each or every component of the plans in a timely manner or at all, and a number of events and conditions must occur in order for the plans to achieve their intended effect. If we are not able to successfully complete our capital plan, we could be adversely impacted and our ability to withstand continued adverse economic conditions could be threatened.
We could be compelled to seek additional capital in the future, but capital may not be available when it is needed.
We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements and our business. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors which may diminish our ability to raise additional capital. Our proposed capital plans also contemplate raising additional capital in an effort to improve our capital position.
Our ability to raise additional capital, as part of our capital plans or otherwise, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital, as part of our capital plans or otherwise, or on terms acceptable to us. If we are unable to raise additional capital, as part of our capital plans or otherwise on terms satisfactory to us, our financial condition, results of operations, business prospects and our regulatory capital ratios may be materially and adversely affected. If we are unable to raise additional capital, as part of our capital plans or otherwise, we may also be subjected to increased regulatory supervision, which could result in the imposition of additional regulatory restrictions on our operations and/or regulatory enforcement actions and could also potentially limit our future growth opportunities. These restrictions could negatively impact our ability to manage or expand our operations in a manner that we may deem beneficial to our stockholders and debt holders and could result in significant increases in our operating expenses or decreases in our revenues.

Risks Related to Interest Rates and Credit Exposure
Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
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
We may be unable to manage interest rate risk that could reduce our net interest income. We cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. While we continually take measures intended to manage the risks from changes in market interest rates, changes in interest rates-such as increases in interest rates from their historically low present levels-may have a material adverse effect on our profitability. For example, upward fluctuations in interest rates in the credit market may force us to either pay higher rates on our deposits or risk losing such deposits to other investments. At the same time, we may have loaned funds to customers at long-term fixed rates and thus would not be able to correspondingly increase our interest income. Conversely, during periods of decreasing interest rates, customers with higher rate long term fixed rate loans may seek to refinance their loans, thereby decreasing our interest income.
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
In evaluating the adequacy of our reserve for possible loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrowers' situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
At December 31, 2011, our reserve for possible loan losses as a percentage of total loans was 4.35%. Federal and state regulators, as an integral part of their examination process, periodically review our reserve for possible loan losses and may require us to increase our reserve for possible loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our reserve for possible loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
We are subject to credit risk.
Increased credit risk, due to economic or market disruptions, insufficient credit loss reserves, or concentration of credit risk, may necessitate increased provisions for credit losses and could have an adverse effect on our financial condition and results of operations. When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans and lending commitments, and assets held for sale. The credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.
ITEM 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located at 10401 Clayton Road, Frontenac, Missouri, 63131. As of December 31, 2011, the Company’s subsidiary, Reliance Bank, had a total of twenty banking locations in Missouri and Illinois. Reliance Bank owns nineteen of the bank branch buildings, as well as the underlying real property on fourteen of them. One branch operates in a leased building, and the remaining five branch buildings, although owned, are subject to ground leases that expire between 2015 and 2026 and include one or more renewal options.
As of December 31, 2011, the Company’s subsidiary, Reliance Bank, FSB, had two locations in Florida. Reliance Bank, FSB owns both of the properties.
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
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Class A Common Stock of the Company, par value $0.25 (the “Common Stock”), is not registered under the Securities Act of 1933, as amended, but is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol “RLBS,” but the Company is unaware as to any transactions involving its Common Stock other than occasional trades and private transactions between shareholders and third parties.
The high and low price per share paid for the Common Stock as determined by reference to offering prices of the Common Stock during the previous two fiscal years are reflected in the following table:

	High	Low
2011
First Quarter	$2.25	$1.06
Second Quarter	$1.15	$0.40
Third Quarter	$1.20	$0.45
Fourth Quarter	$0.99	$0.55
2010
First Quarter	$3.40	$2.25
Second Quarter	$2.75	$2.10
Third Quarter	$2.75	$2.10
Fourth Quarter	$2.74	$1.43
As of March 8, 2012 there were approximately 728 holders of our Common Stock.
Dividends

The Company has never paid any cash dividends and has no current intention to pay dividends on its Common Stock in the immediate future. In addition, as discussed in Part I, Item 1 above, the agreement between the Company and the Federal Reserve prohibits the declaration and payment of dividends by the Company without the approval of the Federal Reserve.
The following Stock Performance Graph and related information should not be deemed “soliciting material” or to be “filed” with the SEC nor shall such performance be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the Company’s cumulative stockholder return on its common stock from June 26, 2007 through December 31, 2011, the measurement period. The graph compares the Company’s common stock with the NASDAQ Composite and the SNL $1B-$5B Bank Index. The graph assumes an investment of $100.00 in the Company’s common stock and each index on June 26, 2007 and reinvestment of all quarterly dividends. The investment is measured as of the fiscal year end. While there are no assurances, the Company believes that this trend will reverse as the economy improves.

Stock Performance Graph

Total Return Performance
Index Value
120
100
80
60
40
20
0
06/26/07
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Reliance Bancshares, Inc.
NASDAQ Composite
SNL $1B-$5B Bank Index

	Period Ending
Index	6/26/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Reliance Bancshares, Inc.	100.00	93.33	45.24	20.44	14.31	6.84
NASDAQ Composite	100.00	102.21	61.35	89.17	105.35	104.52
SNL $1B-$5B Bank Index	100.00	84.90	70.42	50.48	57.22	52.18

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2011, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	229,016	$9.24	1,576,734

Equity compensation plans not approved by security holders	442,500	$9.56	347,000

Total	671,516	$9.45	1,923,734

Recent Sales of Unregistered Equity Securities
The Company sold 1,400,517 shares of the Company’s common stock at the offering price of $3.00 per share at various times during the year ended 2010. This represented an aggregate offering price of $4,202. This offering was extended to accredited investors (as such term is defined in Regulation D under the Securities Act of 1933, as amended), and was intended to qualify for exemption from registration pursuant to Rule 506 of Regulation D.
In addition, at various times during 2009 and 2010 the Company sold 550 shares of our Series C Preferred Stock for an aggregate consideration of $550. These shares were not registered and were sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data
The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2011. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

			As of and for the
			Years ended December 31,
	2011	2010	2009	2008	2007
		(in thousands, except shares and per share data)
Statements of income:
Total interest income	$49,161	$64,146	$76,589	$78,209	$63,687
Total interest expense	15,286	23,637	39,005	41,715	37,609
Net interest income	33,875	40,509	37,584	36,494	26,078
Provision for possible loan losses	23,790	41,492	53,450	11,148	3,187
Net interest income after provision for possible loan losses	10,085	(983)	(15,866)	25,346	22,891
Total noninterest income	5,596	3,507	3,925	2,683	1,976
Total noninterest expense	41,063	39,741	34,046	29,428	22,290
Income (loss) before income taxes	(25,382)	(37,217)	(45,987)	(1,399)	2,577
Income tax expense (benefit)	8,616	11,312	(16,630)	(1,080)	462
Net income (loss)	$(33,998)	$(48,529)	$(29,357)	$(319)	$2,115

Common share data:
Basic net income (loss) per share	$(1.61)	$(2.32)	$(1.49)	$(0.02)	$0.10
Diluted net income (loss) per share	(1.61)	(2.32)	(1.49)	(0.02)	0.10
Dividends declared per share	—	—	—	—	—
Book value per common share	1.13	2.74	5.12	6.73	6.76
Tangible book value per common share	1.13	2.69	5.06	6.67	6.70
Weighted average shares-basic	22,588,755	21,867,606	20,864,483	20,669,512	20,342,662
Weighted average shares-diluted	22,588,755	21,867,606	20,881,108	21,063,065	21,336,623
Shares outstanding-end of period	22,642,491	22,481,804	20,972,091	20,770,781	20,682,075
Period-end balances:
Loans, net	$689,206	$932,988	$1,107,998	$1,238,707	$901,842
Investment securities	222,207	241,599	284,120	193,888	158,042
Total assets	1,046,826	1,296,025	1,536,708	1,573,989	1,136,152
Deposits	886,886	1,080,159	1,266,060	1,228,047	834,576
Short-term borrowings	17,243	15,178	12,697	63,919	88,325
Long-term borrowings	67,000	93,000	104,000	136,000	68,000
Stockholders' equity	69,642	104,246	149,670	139,609	139,891
Average balances:
Loans, net	$834,916	$1,066,142	$1,213,937	$1,115,216	$770,523
Investment securities	237,102	239,911	254,116	168,289	174,052
Total assets	1,202,527	1,422,470	1,569,548	1,366,110	1,006,628
Deposits	998,429	1,153,078	1,238,968	1,006,763	777,450
Short-term borrowings	16,078	19,701	22,477	88,749	49,179
Long-term borrowings	87,922	98,297	131,039	125,118	39,646
Stockholders' equity	94,020	145,683	169,792	138,394	134,548
Selected ratios:
Net yield on earning assets	3.03%	3.08%	2.55%	2.88%	2.79%
Return on average total assets	(2.83)%	(3.41)%	(1.87)%	(0.02)%	0.21%
Return on average stockholders' equity	(36.16)%	(33.31)%	(17.29)%	(0.23)%	1.57%
Average stockholders' equity as percent of average total assets	7.82%	10.24%	10.82%	10.13%	13.37%
Nonperforming loans as a percent of loans at year-end	14.48%	17.63%	6.32%	2.78%	1.95%
Reserve for possible loan losses as a percent of loans at year-end	4.35%	3.84%	2.83%	1.14%	1.06%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for each of the years in the three-year period ended December 31, 2011. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with "Selected Financial Data," the Company's consolidated financial statements and the notes thereto and other financial data appearing elsewhere herein.
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
Overview
(Amounts in thousands)
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 22 locations of its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). Since its opening in 1999 through December 31, 2011, Reliance Bank has established a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois, and has total assets, loans, and deposits of $978,608, $688,979, and $823,994, respectively, at December 31, 2011.
On January 17, 2006, the Company opened a new federal savings bank, Reliance Bank, FSB, in Ft. Myers, Florida. At December 31, 2011, Reliance Bank, FSB has two branch locations in southwestern Florida and has total assets, loans, and deposits of $68,849, $31,552, and $62,944, respectively.
The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
Executive Summary of Results of Operations and Financial Condition
(Amounts in thousands)
The Company’s consolidated net loss for the years ended December 31, 2011, 2010, and 2009 totaled $(33,998), $(48,529), and $(29,357), respectively. The Company's financial results were driven largely by stresses related to the commercial real estate sector in the Florida and St. Louis metropolitan markets.
Provision and Asset Quality
2011 provision for loan losses declined by $17,702 (42.66%) compared to 2010, partially due to a decrease in the Company's nonperforming loans of $66,741 (39.01%) to $104,348 at December 31, 2011 compared to $171,089 at December 31, 2010. Total nonperforming assets decreased to $139,434 at December 31, 2011 from $202,185 at December 31, 2010. Nonperforming loans declined during the year due to principal payments, payoffs, charge-offs, and foreclosures. 2011 net charge-offs declined $6,692 compared with 2010.
Management remains focused on improving credit quality and, as a result of continued economic strains, has implemented problem credit action plans. The Company has maintained elevated personnel levels to address asset quality issues and dispose of nonperforming assets.
Net Interest Margin
2011 net interest margin percentage dropped to 3.03% at December 31, 2011 from 3.08% for 2010. Net interest income declined by $6,634 compared to the previous year. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes. The Company has realized a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix.
Noninterest Expense / Income
The Company experienced a $1,322 increase in total noninterest expense during 2011, primarily driven by an impairment writedown of goodwill and an increase in professional fees. Noninterest income increased by $2,089 to $5,596 during 2011, compared to $3,507 during 2010, due to gains on sales of investment securities of $2,153.
The following are certain ratios generally followed in the banking industry:

	As of and for the Years Ended December 31,
	2011	2010	2009
Percentage of net loss to:
Average total assets	(2.83)%	(3.41)%	(1.87)%
Average stockholders’ equity	(36.16)%	(33.31)%	(17.29)%
Net interest margin	3.03%	3.08%	2.55%
Percentage of average stockholders’ equity to average total assets	7.82%	10.24%	10.82%
Recent Developments
We are currently subject to several regulatory agreements, and we have also recently suspended the payment of dividends on our preferred stock. These items are described in detail under the caption "Recent Developments" in Item 1 above, and the information set forth under that caption is incorporated herein by reference.
Critical Accounting Policies
The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they are likely to change over time or prove to be different than actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 to our Consolidated Financial Statements for the years ended December 31, 2011, 2010, and 2009 included elsewhere herein.
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
Deferred Tax Assets
The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are recognized subject to management’s judgment based upon available evidence that realization is more likely than not. In the event that management determines the Company would not be able to realize all or part of net deferred tax assets in the future, deferred tax assets are reduced by a deferred tax asset valuation allowance, which results from a direct charge to income tax expense in the period that such determination is made. Likewise, the Company would reverse the valuation allowance when realization of the deferred tax asset is expected and decrease income tax expense, accordingly. At December 31, 2011, the Company has a 100% valuation reserve against its deferred tax assets.

Results of Operations for the Three-Year Period Ended December 31, 2011
(In thousands of dollars)
Net Interest Income
The Company's net interest income decreased by $6,634 (16.38%) to $33,875 for the year ended December 31, 2011 from the $40,509 earned for the year ended December 31, 2010, which was an increase of $2,925 (7.78%) from the $37,584 earned in 2009. The Company's net interest margin for the years ended December 31, 2011, 2010, and 2009 was 3.03%, 3.08%, and 2.55%, respectively. The increase in margin percentage from 2009 to 2010 is primarily attributed to lower cost of funds on the Company's retail deposit products and a shift in funding composition toward lower cost deposit products. The margin percentage declined slightly from 2010 to 2011 due partially to a shift in earning asset composition from a planned decline in commercial real estate loan volumes and increase in liquid assets, including short term investments. The Company's average rates on interest-bearing liabilities for the years ended December 31, 2011, 2010 and 2009 were 1.48%, 1.96% and 2.93%, respectively. The Company's average yield on interest earning assets for the years ended December 31, 2011, 2010 and 2009 were 4.38%, 4.86% and 5.16%, respectively.

Average earning assets for 2011 decreased $202,381 (15.21%) to $1,128,270 from the level of $1,330,651 for 2010. Average earning assets for 2010 decreased $163,703 (10.95%) from the level of $1,494,354 for 2009. A significant portion of the decline can be attributed to the decrease in outstanding loan balances. Total average loans decreased $231,226 (21.69%) in 2011 to $834,916 from the level of $1,066,142 for 2010, which decreased $147,795 (12.17%) from the level of $1,213,937 for 2009. The decline is the result of the planned shrinkage of the balance sheet to lessen the reliance on commercial real estate.

Total average investment securities for 2011 decreased $2,809 (1.17%) to $237,102 from the level of $239,911 for 2010, which was a decrease of $14,205 (5.59%) from the level of $254,116 for 2009. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide support for pledging purposes for borrowing agreements with correspondent banks, the Federal Home Loan Banks, and the Federal Reserve, (d) provide a secondary source of liquidity through “laddered” maturities of such securities, and (e) provide increased interest income over that which would be earned on overnight/daily investments. The carrying value of debt securities pledged to secure public funds, securities sold under repurchase agreements, certain borrowings, and for other purposes amounted to approximately $152,752, $150,544 and $160,923 at December 31, 2011, 2010, and 2009, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $7,541, $9,119 and $17,792 as additional collateral to secure public funds at December 31, 2011, 2010 and 2009, respectively.

Average short-term investments are comprised of excess funds not invested in loans or investment securities that are invested in overnight funds with various unaffiliated financial institutions. The average balances of such short-term investments for the years ended December 31, 2011, 2010, and 2009 were $56,252, $24,598, and $26,301, respectively. The increase from December 31, 2010 and December 31, 2011 is partially due to a planned increase in these balances as a source of liquidity.
Total average interest-bearing deposits for 2011 decreased $157,552 (14.47%) to $931,575 from the level of $1,089,127 for 2010, which was a decrease of $87,644 (7.45%) from the level of $1,176,771 for 2009. As discussed in the following paragraphs, while the overall balance has declined, the mix of deposit balances has moved away from the higher cost time deposits to savings and transaction accounts. With the decline in loan balances and low rates available on investments, the Banks have not needed as much in deposits.

The Company's short-term borrowings consist of overnight funds borrowed from unaffiliated financial institutions and securities sold under sweep repurchase agreements with larger deposit customers and short-term notes payable obtained in 2011 by the Company totaling $330. The average balances of such borrowings for the years ended December 31, 2011, 2010, and 2009 totaled $16,078, $19,701, and $22,477, respectively. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.

The Company has used longer-term advances from the Federal Home Loan Banks to match with longer-term fixed rate assets. During the three-year period ended December 31, 2011, average longer-term borrowings were $87,922, $98,297, and $131,039, for 2011, 2010, and 2009, respectively. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding.

The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”):

	2011	2010	2009
Average deposits:
Noninterest-bearing	6.06%	5.03%	4.47%

Transaction accounts	21.01	18.01	12.11
Savings	25.20	25.40	18.88
Time deposits of $100,000 or more	13.97	17.25	22.58
Other time deposits	24.32	25.03	30.94
Total average interest-bearing deposits	84.50	85.69	84.51
Total average deposits	90.56	90.72	88.98
Average short-term borrowings	1.46	1.55	1.61
Average long-term advances from Federal Home Loan Bank	7.98	7.73	9.41
	100.00%	100.00%	100.00%
The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest-bearing transaction accounts. Average balances on noninterest-bearing accounts have increased as a percentage of total funding over the past three years to 6.06%, 5.03% and 4.47% for 2011, 2010 and 2009, respectively. Total average balances on interest-bearing transaction and savings account have increased as a percentage of total funding to 46.21%, 43.41% and 30.99% for 2011, 2010 and 2009, respectively. Average balances on higher cost time deposits as a percentage of total funding have declined to 38.29%, 42.28% and 53.52% for 2011, 2010 and 2009, respectively. Given the low rate of interest rates for all deposits, customers are more willing to maintain their accounts in lower-yielding savings accounts with the expectation that rates will eventually increase, rather than locking up their funds in lower-yielding time deposits for any length of time.

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

	Year Ended December 31, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$834,916	69.43%	$42,926	5.14%
Investment securities:
Taxable	221,167	18.39	5,480	2.48
Exempt from federal income taxes (3)	15,935	1.33	942	5.91
Short-term investments	56,252	4.68	125	0.22
Total earning assets	1,128,270	93.83	49,473	4.38
Nonearning assets:
Cash and due from banks	5,596	0.47
Reserve for possible loan losses	(38,877)	(3.23)
Premises and equipment	35,335	2.94
Other assets	70,118	5.82
Available-for-sale investment market valuation	2,085	0.17
Total nonearning assets	74,257	6.17
Total assets	$1,202,527	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$231,599	19.26%	1,438	0.62%
Savings	277,856	23.11	1,961	0.71
Time deposits of $100,000 or more	153,989	12.81	3,045	1.98
Other time deposits	268,131	22.30	5,326	1.99
Total interest-bearing deposits	931,575	77.48	11,770	1.26
Long-term borrowings	87,922	7.31	3,403	3.87
Short-term borrowings	16,078	1.34	113	0.70
Total interest-bearing liabilities	1,035,575	86.13	15,286	1.48
Noninterest-bearing deposits	66,854	5.55
Other liabilities	6,078	0.50
Total liabilities	1,108,507	92.18
STOCKHOLDERS’ EQUITY	94,020	7.82
Total liabilities and stockholders’ equity	$1,202,527	100.00%
Net interest income			$34,187
Net yield on earning assets				3.03%
(continued)

	Year ended December 31, 2010
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$1,066,142	74.95%	$56,775	5.33%
Investment securities:
Taxable	213,685	15.02	6,265	2.93
Exempt from federal income taxes (3)	26,226	1.84	1,546	5.90
Short-term investments	24,598	1.73	46	0.19
Total earning assets	1,330,651	93.54	64,632	4.86
Nonearning assets:
Cash and due from banks	5,343	0.38
Reserve for possible loan losses	(36,756)	(2.58)
Premises and equipment	41,269	2.90
Other assets	79,456	5.58
Available-for-sale investment market valuation	2,507	0.18
Total nonearning assets	91,819	6.46
Total assets	$1,422,470	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$228,870	16.09%	1,971	0.86%
Savings	322,853	22.70	3,649	1.13
Time deposits of $100,000 or more	219,315	15.42	5,387	2.46
Other time deposits	318,089	22.36	8,739	2.75
Total interest-bearing deposits	1,089,127	76.57	19,746	1.81
Long-term borrowings	98,297	6.91	3,771	3.84
Short-term borrowings	19,701	1.38	120	0.61
Total interest-bearing liabilities	1,207,125	84.86	23,637	1.96
Noninterest-bearing deposits	63,951	4.50
Other liabilities	5,711	0.40
Total liabilities	1,276,787	89.76
STOCKHOLDERS’ EQUITY	145,683	10.24
Total liabilities and stockholders’ equity	$1,422,470	100.00%
Net interest income			$40,995
Net yield on earning assets				3.08%
(continued)

	Year ended December 31, 2009
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$1,213,937	77.34%	$67,652	5.57%
Investment securities:
Taxable	223,321	14.23	7,639	3.42
Exempt from federal income taxes (3)	30,795	1.96	1,769	5.75
Short-term investments	26,301	1.68	48	0.18
Total earning assets	1,494,354	95.21	77,108	5.16
Nonearning assets:
Cash and due from banks	5,236	0.33
Reserve for possible loan losses	(18,700)	(1.19)
Premises and equipment	43,287	2.76
Other assets	44,151	2.81
Available-for-sale investment market valuation	1,220	0.08
Total nonearning assets	75,194	4.79
Total assets	$1,569,548	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$168,583	10.74%	2,084	1.24%
Savings	262,920	16.75	7,370	2.80
Time deposits of $100,000 or more	314,461	20.04	9,708	3.09
Other time deposits	430,807	27.45	14,439	3.35
Total interest-bearing deposits	1,176,771	74.98	33,601	2.86
Long-term borrowings	131,039	8.35	5,048	3.85
Short-term borrowings	22,477	1.43	356	1.58
Total interest-bearing liabilities	1,330,287	84.76	39,005	2.93
Noninterest-bearing deposits	62,197	3.96
Other liabilities	7,272	0.46
Total liabilities	1,399,756	89.18
STOCKHOLDERS’ EQUITY	169,792	10.82
Total liabilities and stockholders’ equity	$1,569,548	100.00%
Net interest income			$38,103
Net yield on earning assets				2.55%

(1)	Interest includes loan fees, recorded as discussed in note 1 to our consolidated financial statements.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume, and changes in yield/rates:

	Amount of increase (decrease)
	Change from 2010 to 2011 Due to				Change From 2009 to 2010 Due to
(In thousands)	Volume (1)		Yield/rate (2)	Total	Volume (1)	Yield/rate (2)	Total
Interest income:
Loans	$(11,894)		(1,955)	(13,849)	(8,033)	(2,843)	(10,876)
Investment securities:
Taxable	211		(996)	(785)	(318)	(1,055)	(1,373)
Exempt from federal income taxes	(607)		3	(604)	(269)	45	(224)
Short-term investments	70	1	9	79	(5)	2	(3)
Total interest income	(12,220)		(2,939)	(15,159)	(8,625)	(3,851)	(12,476)
Interest expense:
Interest-bearing transaction accounts	23		(556)	(533)	629	(742)	(113)
Savings accounts	(461)		(1,228)	(1,689)	1,399	(5,120)	(3,721)
Time deposits of $100,000 or more	(1,415)		(927)	(2,342)	(2,581)	(1,740)	(4,321)
Other time deposits	(1,237)		(2,176)	(3,413)	(3,384)	(2,316)	(5,700)
Total deposits	(3,090)		(4,887)	(7,977)	(3,937)	(9,918)	(13,855)
Short term borrowings	(398)		30	(368)	(40)	(196)	(236)
Long-term borrowings	(24)		17	(7)	(1,264)	(13)	(1,277)
Total interest expense	(3,512)		(4,840)	(8,352)	(5,241)	(10,127)	(15,368)
Net interest income	$(8,708)		1,901	(6,807)	(3,384)	6,276	2,892
(1)Change in volume multiplied by yield/rate of prior year.
(2)Change in yield/rate multiplied by volume of prior year.
NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the years ended December 31, 2011, 2010, and 2009 totaled $23,790, $41,492, and $53,450, respectively. During this same time period, the Company incurred net charge-offs of $29,721 in 2011, $36,413 in 2010, and $35,534 in 2009. At December 31, 2011, 2010, and 2009, the reserve for possible loan losses as a percentage of net outstanding loans was 4.35%, 3.84%, and 2.83%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued and loans still accruing interest that were 90 days delinquent) was 30.06%, 21.80% and 44.70% as of December 31, 2011, 2010, and 2009, respectively. Problem loans increased during 2009 and 2010, before declining throughout 2011. See further discussion regarding the Company's credit risk management in the section below entitled “Risk Management.”

Noninterest Income
Total noninterest income for the year ended December 31, 2011 excluding security sale gains and losses, increased $224 (6.96%) to $3,443 from the $3,219 earned for the year ended December 31, 2010, which had increased $641 (24.86%) over the $2,578 earned for the year ended December 31, 2009. Income from other real estate properties increased by $814 (139.61%) to $1,397 for the year ended December 31, 2011 compared to $583 for the year ended December 31, 2010. This increase was offset by a decrease of $244 in gains on the sale of loans and a $205 decrease in secondary residential mortgage fees.

Noninterest Expense
Noninterest expense increased $1,322 (3.33%) for the year ended December 31, 2011 to $41,063 from the $39,741 incurred for the year ended December 31, 2010, which was a $5,695 (16.73%) increase over the $34,046 of noninterest expenses incurred for the year ended December 31, 2009. Savings achieved by the Company's cost reduction efforts were more than offset by an increase in professional fees and a $1,149 writedown of goodwill.

Total personnel costs decreased $364 (2.68%) in 2011 to $13,238 from the $13,602 of personnel costs incurred in 2010, which was a decrease of $266 (1.92%) from the $13,868 of personnel costs incurred in 2009. The decrease is attributed to cost savings initiatives including restructuring of staff and attrition.

Other real estate expense decreased in 2011 to $12,923, a decline of $225 (1.71%) over the $13,148 of other real estate expenses incurred in 2010, which had increased by $6,985 (113.34%) from the $6,163 incurred in 2009. Total other real estate owned net losses and writedowns for 2011 were $9,632.

Total occupancy and equipment expenses decreased $348 (8.26%) to $3,867 in 2011 from the $4,215 incurred in 2010, which had decreased $42 (0.99%) from the $4,257 incurred in 2009. During 2011, the Company closed its Houston, Texas and Chandler, Arizona loan production offices of Reliance Bank as well as a Reliance Bank, FSB branch location.

The Company's FDIC assessment decreased $42 (1.47%) in 2011 to $2,818 from the $2,860 paid in 2010, which was an increase of $115 (4.19%) from the $2,745 paid in 2009. The decline from 2010 and 2011 is attributed to declining balance sheets of Reliance Bank and Reliance Bank, FSB and the FDIC's revision to its general assessment calculation. This revised calculation lowered the assessment rates for both banks. The increase from 2009 to 2010 is primarily attributed to increased assessment rates for the Banks due to the agreements noted in the "Overview of Operations" section.

Professional fees for 2011 increased $782 (84.09%) to $1,712 as compared with the $930 of expenses incurred for 2010, which was an increase of $451 (94.15%) from the $479 paid in 2009. During the fourth quarter of 2010, the Company began utilizing a consulting firm to assist in addressing problem assets.
Total data processing expenses for 2011 increased $16 (0.96%) to $1,678, from the $1,662 incurred in 2010, which had decreased $288 (14.77%) from the $1,950 incurred in 2009. The decrease from 2009 to 2010 was due to cost reduction efforts.

Other noninterest expenses for 2011 increased $896 (32.82%) to $3,626, as compared with the $2,730 of expenses incurred during 2010, which was a decrease of $1,497 (35.42%) from $4,227 in 2009. The increase from 2010 to 2011 is attributed to 2011 charges related to the announced closure of the Houston, Texas and Chandler, Arizona loan production offices, as well as the closure of a Reliance Bank, FSB branch location. Also, the Company prepaid $20 million of long term FHLB advances during 2011 and incurred a prepayment charge of $453.
Income Taxes
Applicable income tax expenses (benefits) totaled $8,616 for the year ended December 31, 2011, compared with $11,312 and $(16,630) for the years ended December 31, 2010 and 2009, respectively. The Company is required to provide a valuation reserve on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company had not established a valuation reserve at December 31, 2009 due to management's belief and analysis that future income levels would be sufficient to realize the net deferred tax assets recorded. In 2010, the Company received a total of $1,952 for the carryback of net operating losses for tax reporting purposes of prior years. At December 31, 2011, the Company has deferred tax assets of $20,161 for net operating loss carryforwards for federal tax reporting purposes totaling $59,553 which will expire beginning in 2029, if unused. The Company also has deferred tax assets for operating loss carryforwards for Florida state income tax reporting purposes totaling $1,452 for losses incurred by Reliance Bank, F.S.B. Such operating losses totaled $26,398 at December 31, 2011, and will begin to expire, if unused by 2023. Given the Company's cumulative losses that have occurred through 2011, the Company has established a valuation reserve of $42,618 for its deferred tax assets. This valuation reserve will be reversed when the Company demonstrates a consistent earnings trend and begins using the net operating loss for tax reporting purposes.

Financial Condition
(Amounts in thousands)
Total assets of the Company declined $249,199 (19.23%) to $1,046,826 at December 31, 2011, from $1,296,025 at December 31, 2010.

Total deposits of the Company declined $193,273 (17.89%) to $886,886 at December 31, 2011, from $1,080,159 at December 31, 2010. The overall decline is consistent with the decline in total assets as less funding is required. However, the Company has achieved increased average growth in interest-bearing transaction and savings accounts. See the “Results of Operations” section of the report for additional discussion of changes in deposit composition.

Total short-term borrowings of the Company grew $2,065 (13.61%) to $17,243 at December 31, 2011, from $15,178 at December 31, 2010. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total long-term advances from the Federal Home Loan Bank declined $26,000 (27.96%) to $67,000 at December 31, 2011, from $93,000 at December 31, 2010. These longer-term fixed rate advances are used as an alternative funding source and are matched with longer-term fixed rate assets.

Net loans decreased $243,782 (26.13%) to $689,206 at December 31, 2011 from the level of $932,988 at December 31, 2010. The depressed economy and a reduced focus on commercial real estate have lowered the Company’s loan totals.
Investment securities, all of which are maintained as available-for-sale, decreased $19,392 (8.03%) to $222,207 at December 31, 2011, from the $241,599 at December 31, 2010. The Company's investment portfolio growth is dependent upon the level of deposit growth and the funding requirements of the Company's loan portfolio, as described above.

Total stockholders' equity at December 31, 2011 and 2010 was $69,642 and $104,246, respectively, with capital-to-asset percentages of 6.65% and 8.04%, respectively.

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
Net charge-offs for 2011 were $29,721, compared to $36,413 in 2010, and $35,534 in 2009. The decrease in charge-off levels resulted from the decline in nonperforming loans. The Company’s banking subsidiaries had no loans to any foreign countries at December 31, 2011, 2010, and 2009 nor did they have any concentration of loans to any industry on these dates, except that a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly capitalized speculative start-up companies.

A summary of loans by type at December 31, 2011, 2010, 2009, 2008 and 2007 is as follows:

December 31,
(Amounts in thousands)	2011	2010	2009	2008	2007
Commercial:
Real estate	$512,094	716,774	797,054	843,312	514,752
Other	69,989	80,973	82,733	94,607	61,520
Real estate:
Construction	71,163	100,457	172,732	190,381	184,168
Residential	66,858	69,143	84,080	120,903	146,488
Consumer	427	2,914	3,705	4,512	4,821

	$720,531	970,261	1,140,304	1,253,715	911,749
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
Consumer and other loans represent loans to individuals of both a secured and unsecured nature. Credit risk is controlled by thoroughly reviewing the credit worthiness of the borrowers on a case-by-case basis.
Following is a summary regarding the Company's nonperforming loans as of and for each of the years in the five year period ended December 31, 2011:

(Amounts in thousands)	2011	2010	2009	2008	2007
Nonperforming loans:
Nonaccrual loans	$88,632	151,391	57,228	33,716	15,810
Loans 90 days delinquent and still accruing interest	161	—	3,560	1,180	1,937
Restructured loans	15,555	19,698	11,289	—	—
Total nonperforming loans	$104,348	171,089	72,077	34,896	17,747

Additional interest that would have been earned on nonaccrual loans	$4,789	10,159	4,425	1,717	929
Nonperforming loans are defined as loans on nonaccrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loans are well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal for financial reporting purposes.
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
Nonperforming loans have dropped throughout 2011 from their high at December 31, 2010. At December 31, 2011, nonperforming loans had decreased $66,741 (39.01%) to $104,348 from $171,089 at December 31, 2010, the largest components of which were comprised of the following loan relationships (which comprise approximately 77% of total nonperforming loans):

•
A loan for approximately $7.5 million, secured by an individual warehouse in St. Louis, Missouri. The loan is currently in forbearance as the borrower restructures its business operations. The warehouse is experiencing high vacancy.

•
A $11.6 million loan to a commercial real estate developer in Houston, Texas. The loan is secured by undeveloped commercial land. The Company and the borrower are in negotiations to extend a recently expired forbearance agreement. Additionally, the Company expects to sell some of the collateral to a third party further diminishing the outstanding balance.

•
A loan for approximately $2.2 million to finance the purchase of a retail center in O'Fallon, Missouri. The center is currently experiencing high vacancy in an overdeveloped area. The loan is in default. Three guarantors have settled their obligation and the Company has engaged counsel to pursue the remaining guarantors.

•
A loan of approximately $9.7 million on a 61,000 sq. ft. medical office building located in St. Louis County, Missouri. A professional management company is in place to take over day-to-day operations.

•
Loans for approximately $5.9 million to refinance and provide additional capital to complete phase II of a land development project in St. Charles, Missouri. The development has slowed significantly. The Company has engaged legal counsel to evaluate its options, including pursuit of guarantors.

•
A loan for approximately $3.1 million to a commercial real estate developer for the development of a shopping center. The center has a long-term lease in place with a grocery store. Two new leases have been signed and the owner is continuing to actively market the center to lease the remaining vacant space.

•
A loan for approximately $2.8 million to refinance a four story commercial office property located in Phoenix, Arizona. The building has experienced vacancies and a receiver has been appointed. All rents are being received and collected. Foreclosure is scheduled and the Company will pursue the guarantors for the deficiency.

•	Three loans for approximately $7.3 million for the purchase of four commercial buildings located in St. Louis County and Jefferson County, Missouri. The loan is performing on an interest-only basis.

•
Loans totaling approximately $11.5 million to finance the equipment, operations, and real estate for a joint venture industrial and manufacturing company with its main operation in Texas. The operations have suffered from the economy and the previous parent company's bankruptcy. The borrower has recently injected substantial cash which was used to pay down the loans and restructure debt.

•
Loans totaling approximately $2.8 million for the construction and operation of a full-service car wash in Napa County, California. The plan suffered delays, cost overruns, and lower than expected revenues. The Company is now considering alternatives with this relationship, which could include foreclosure and sale.

•
A loan for approximately $7.4 million to a group of investors secured by a retail strip center. The borrower and the Company continue to negotiate terms to maintain the property in the name of the borrower. Current extension will give the borrower through year end to improve occupancy. There is improved occupancy at this time.

•
A loan for approximately $2.0 million to a group of investors secured by a piece of unimproved commercial real estate in southwest Florida. Legal action was initiated against the borrower and all guarantors, but is currently suspended to provide the borrower opportunity to market the property.

•	A loan for $4.5 million which is secured by three pieces of commercial real estate located in Houston, Texas. The loan is performing.

•	A loan for $2.4 million secured with a hotel in Saint Louis, Missouri. The Company is currently reviewing its options related to this property.

During this period of declining real estate values, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio. Given the collateral values maintained in its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at December 31, 2011. However, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address such declining collateral values.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $34,565 and $30,851 at December 31, 2011 and 2010, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2010:

Other Real Estate Owned
(In thousands)
Balance at December 31, 2010	$30,851
Foreclosures	40,302
Cash proceeds from sales	(17,524)
Loans made to facilitate sales of other real estate	(9,432)
Losses and write-downs	(9,632)
Balance at December 31, 2011	$34,565
Potential Problem Loans
(In thousands of dollars)
As of December 31, 2011, the Company had eight loans with a total principal balance of $16,694 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms, which are not included in nonperforming loans. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due, or restructured. Such loans are not necessarily indicative of future nonperforming loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer. This committee may approve individual credit relationships up to $2,500. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $27,711 at December 31, 2011.
At December 31, 2011 and 2010, the reserve for possible loan losses was $31,370 and $37,301, respectively, or 4.35% and 3.84% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the past five years ended December 31, 2011. The decrease of dollars in the reserve and the increase in the reserve percentage is attributed to a smaller loan portfolio, particularly a decline in nonperforming loans. However, the economy continues to present challenges to borrowers and it could be likely that others will experience difficulties in meeting obligations.

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Average loans outstanding	$834,916	$1,066,142	$1,213,937	$1,115,216	$770,523
Reserve at beginning of year	$37,301	$32,222	$14,306	$9,685	$7,101
Provision for possible loan losses	23,790	41,492	53,450	11,148	3,187
	61,091	73,714	67,756	20,833	10,288
Charge-offs:
Commercial loans:
Real estate	(21,958)	(14,962)	(18,532)	(2,828)	(317)
Other	(1,686)	(221)	(656)	(77)	(25)
Real estate:
Construction	(8,557)	(19,878)	(16,042)	(2,262)	—
Residential	(1,078)	(1,910)	(1,832)	(1,313)	(279)
Consumer	(42)	(40)	(52)	(73)	(30)
Total charge-offs	(33,321)	(37,011)	(37,114)	(6,553)	(651)
Recoveries:
Commercial loans:
Real estate	836	462	1,033	1	10
Other	123	63	4	9	20
Real estate:
Construction	2,551	22	371	1	—
Residential	79	30	150	—	13
Consumer	11	21	22	15	5
Total recoveries	3,600	598	1,580	26	48
Reserve at end of period	$31,370	$37,301	$32,222	$14,306	$9,685
Net charge-offs to average loans	3.56%	3.42%	2.93%	0.59%	0.08%
Ending reserve to net outstanding loans at end of period	4.35%	3.84%	2.83%	1.14%	1.06%
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
Based on its review for adequacy, management has estimated those portions of the reserve that could be attributable to major categories of loans as detailed in the following table at year-end for each of the years in the five-year period ended December 31, 2011:

December 31,
(in thousands of dollars)
	2011		2010		2009		2008		2007
	Reserve	Percent by Category To Total Loans	Reserve	Percent by Category To Total Loans	Reserve	Percent by Category To Total Loans	Reserve	Percent by Category To Total Loans	Reserve	Percent by Category To Total Loans
Commercial:
Real Estate	$17,277	71.07%	$21,406	73.87%	$14,256	69.90%	$9,623	67.27%	$5,137	56.46%
Other	2,063	9.71	2,029	8.35	965	7.26	1,080	7.55	783	6.75
Real estate
Construction	9,818	9.88	11,966	10.35	14,897	15.15	2,172	15.19	2,002	20.20
Residential	2,197	9.28	1,871	7.13	1,997	7.37	1,380	9.64	1,608	16.07
Consumer	15	0.06	29	0.30	107	0.32	51	0.35	56	0.52
Not allocated	—	—	—	—	—	—	—	—	99	—
Total allowance	$31,370	100.00%	$37,301	100.00%	$32,222	100.00%	$14,306	100.00%	$9,685	100.00%

While the Company has no significant specific industry concentration risk, over 90% of the loan portfolio was dependent on real estate collateral at December 31, 2011, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real estate loan balances as a percentage
	of total regulatory capital
	12/31/2011	12/31/2010
Construction, land development, and other land loans	91%	93%
Nonfarm nonresidential:
Owner occupied	115%	148%
Nonowner occupied	436%	403%
1- to 4-family closed end loans	69%	49%
Multifamily	97%	105%
Other	26%	23%

Outstanding balances in all real estate loan categories have declined between December 31, 2010 and December 31, 2011. However, total regulatory capital declined at a faster pace than some of the loan category declines, thus resulting in increased percentages noted above.

Liquidity and Rate Sensitivity Management
(Amounts in thousands)
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
Liquidity is primarily provided to the Banks through earning assets, including federal funds sold and maturities and principal payments in the investment portfolio, all funded through deposits and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $222,207 at December 31, 2011, of which approximately $152,752 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank. Maturing loans also provide liquidity on an ongoing basis. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have federal funds lines of credit totaling $21,000, through correspondent banks, all of which was available at December 31, 2011. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $132,863 and availability under that line was $60,423 at December 31, 2011. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $7,660, of which $5,458 was available at December 31, 2011. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank in St. Louis in the amount of $25,320, all of which was available, subject to a collateral and credit review, at December 31, 2011. As of December 31, 2011, the combined availability under these arrangements totaled $112,201. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining a favorable rating by their regulators. If the Banks were to become distressed to the point that their regulatory ratings were lowered, it could negatively impact the ability of the Banks to borrow the funds.
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 2011, individually and cumulatively, through various time horizons:

	Remaining maturity if fixed rate;
	earliest possible repricing interval if floating rate
(In thousands)	3 months or less	Over 3 months through 12 months	Over 1 year through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$299,334	140,680	256,413	24,104	720,531
Residential mortgage loans held for sale	9	42	247	1,207	1,505
Investment securities, at amortized cost	28,216	37,118	109,757	44,943	220,034
Other interest-earnings assets	43,799	—	—	—	43,799
Total interest-earning assets	$371,358	177,840	366,417	70,254	985,869
Interest-bearing liabilities:
Savings and interest-bearing transaction accounts	$436,968	—	—	—	436,968
Time certificates of deposit of $100,000 or more	24,752	64,621	65,745	1,126	156,244
All other time deposits	46,190	95,638	84,169	912	226,909
Nondeposit interest-bearing liabilities	10,247	6,666	15,000	52,330	84,243
Total interest-bearing liabilities	$518,157	166,925	164,914	54,368	904,364
Gap by period	$(146,799)	10,915	201,503	15,886	81,505
Cumulative gap	$(146,799)	(135,884)	65,619	81,505	81,505
Ratio of interest-sensitive assets to interest-sensitive liabilities	0.72	1.07	2.22	1.29	1.09
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.72	0.80	1.08	1.09	1.09
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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at December 31, 2011 indicate that the Company’s fair market value of equity would decrease 12.32% and 18.24%, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and increase 8.69% and 12.64%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.

Following is a more detailed analysis of the maturity and interest rate sensitivity of the Banks' loan portfolios at December 31, 2011:

(in thousands)	1 year or less	Over 1 through 5 years		Over 5 years	Total
Commercial:
Real estate	$298,480	$206,916	—	$6,698	$512,094
Other	50,211	19,301	—	477	69,989
Real estate			—
Construction	59,009	12,154	—	—	71,163
Residential	32,075	17,867	—	16,916	66,858
Consumer	239	175	—	13	427
Total	$440,014	$256,413		$24,104	$720,531
For all loans maturing or repricing beyond the one year time horizon at December 31, 2011, following is a breakdown of such loans into fixed and floating rates.

(in thousands)	Fixed	Floating
	Rate	Rate	Total
Due in one but within five years	$211,660	$44,753	$256,413
Due after five years	24,093	11	24,104
	$235,753	$44,764	$280,517
The investment portfolio is closely monitored to assure that the Banks have no unreasonable concentration of securities in the obligations of any single debtor. Other than U.S. Government agency securities, the Banks maintain no concentration of investments in any one political subdivision greater than 10% of their total portfolios.
The book value and estimated market value of the Company's debt securities at December 31, 2011, 2010, and 2009, all of which are classified as available-for-sale, are summarized in the following table:

	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Government agencies and corporations	$45,743	$46,158	$73,664	$73,531	$116,150	$115,445
State and political subdivisions	14,608	15,293	19,638	20,112	30,013	30,652
Trust preferred securities	3,063	786	3,104	511	3,697	1,238
U.S. agency residential
mortgage-backed securities	156,620	159,970	145,148	147,445	134,884	136,785
	$220,034	$222,207	$241,554	$241,599	$284,744	$284,120

The following tables summarize maturity and yield information on the Company's investment portfolio at December 31, 2011:

	Amortized	Weighted Average Tax-
	Cost	Equivalent Yield
Available-for-sale
U.S. Government agencies and corporations:
0 to 1 year	$170	4.79%
1 to 5 years	19,451	1.02
5 to 10 years	23,122	1.94
Over 10 years	3,000	2.03
Total	$45,743	1.57%

State and political subdivisions:
0 to 1 year	$455	5.31%
1 to 5 years	6,740	5.92
5 to 10 years	6,280	6.11
Over 10 years	1,133	6.98
Total	$14,608	6.06%

Trust preferred securities:
0 to 1 year	$—	—%
1 to 5 years	—	—
5 to 10 years	—	—
Over 10 years	3,063	1.17
Total	$3,063	1.17%

U.S. Agency residential mortgage-backed securities	$156,620	2.93%

Combined:
0 to 1 year	$625	5.17%
1 to 5 years	26,191	2.28%
5 to 10 years	29,402	2.83%
Over 10 years	7,196	2.90%
Mortgage-backed securities	156,620	2.93%

Total	$220,034	2.85%
Note: While yields by range of maturity are routinely provided by the Company’s accounting system on a tax equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed federal income tax rate of 34%, the adjustment amounted to $291.

The Banks’ primary source of liquidity to fund growth is ultimately the generation of new deposits. The following table shows the average daily amount of deposits and the average rate paid on each type of deposit for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$66,854	—%	$63,951	—%	$62,197	—%
Interest-bearing transaction accounts	231,599	0.62	228,870	0.86	168,583	1.24
Savings deposits	277,856	0.71	322,853	1.13	262,920	2.80
Time deposits of $100,000 or more	153,989	1.98	219,315	2.46	314,461	3.09
All other time deposits	268,131	1.99	318,089	2.75	430,807	3.35
	$998,429	1.18	$1,153,078	1.71	$1,238,968	2.71
As noted in the gap analyses above, at December 31, 2011, a substantial portion of the Company’s time deposits mature within one year, which is common in the present banking market. The following table shows the maturity of time deposits of $100,000 or more and other time deposits at December 31, 2011:

Maturity	Time Deposits of $100,000 or more	Other Time Deposits	Total
Three months or less	$24,752	$46,190	$70,942
Three to six months	28,532	48,756	77,288
Six to twelve months	36,089	46,882	82,971
Over twelve months	66,871	85,081	151,952
	$156,244	$226,909	$383,153

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
The Company, Reliance Bank, and Reliance Bank, FSB had total capital ratios at December 31, 2011 that were below the well-capitalized threshold of greater than 10.0%. Also, Reliance Bank and Reliance Bank, FSB are required to maintain additional capital, as described in Item 1 above, under agreements with the banking regulators.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at December 31, 2011 are presented in the following table:

			For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
(in thousands of dollars)	Amount	Actual ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$78,089	9.50%	$65,787	≥8.0%	N/A	N/A
Reliance Bank	77,452	9.86%	62,865	≥8.0%	$78,581	≥10.0%
Reliance Bank, FSB	3,453	9.52%	2,903	≥8.0%	3,628	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$67,548	8.21%	$32,893	≥4.0%	N/A	N/A
Reliance Bank	67,403	8.58%	31,432	≥4.0%	$47,149	≥6.0%
Reliance Bank, FSB	2,963	8.17%	1,451	≥4.0%	2,177	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$67,548	6.13%	$44,100	≥4.0%	N/A	N/A
Reliance Bank	67,403	6.54%	41,215	≥4.0%	$51,519	≥5.0%
Reliance Bank, FSB	2,963	4.10%	2,888	≥4.0%	3,610	≥5.0%
December 31, 2010:
Total capital (to risk weighted assets):
Consolidated	$108,209	10.05%	$86,168	≥8.0%	N/A	N/A
Reliance Bank	102,606	10.03%	81,824	≥8.0%	$102,280	≥10.0%
Reliance Bank, FSB	4,033	7.53%	4,287	≥8.0%	5,359	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$93,896	8.72%	$43,084	≥4.0%	N/A	N/A
Reliance Bank	89,574	8.76%	40,912	≥4.0%	$61,368	≥6.0%
Reliance Bank, FSB	3,330	6.21%	2,144	≥4.0%	3,215	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$93,896	7.14%	$52,589	≥4.0%	N/A	N/A
Reliance Bank	89,574	7.29%	49,161	≥4.0%	$61,451	≥5.0%
Reliance Bank, FSB	3,330	4.01%	3,324	≥4.0%	4,155	≥5.0%
December 31, 2009:
Total capital (to risk weighted assets):
Consolidated	$146,809	11.38%	$103,198	≥8.0%	N/A	N/A
Reliance Bank	124,248	10.17%	97,691	≥8.0%	$122,113	≥10.0%
Reliance Bank, FSB	14,390	18.52%	6,215	≥8.0%	7,769	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$130,486	10.12%	$51,599	≥4.0%	N/A	N/A
Reliance Bank	108,965	8.92%	48,845	≥4.0%	$73,268	≥6.0%
Reliance Bank, FSB	13,401	17.25%	3,108	≥4.0%	4,661	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$130,486	8.52%	$61,244	≥4.0%	N/A	N/A
Reliance Bank	108,965	7.62%	57,211	≥4.0%	$71,514	≥5.0%
Reliance Bank, FSB	13,401	13.57%	3,952	≥4.0%	4,940	≥5.0%
Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized banking institutions. The extent of the regulators’ powers depends on whether the banking institution in question is “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” which are defined by the regulators as follows:

	Total risk-based ratio	Tier 1 risk-based ratio	Tier 1 leverage ratio
Well-capitalized	10%	6%	5%
Adequately-capitalized	8	4	4
Undercapitalized	<8	<4	<4
Significantly undercapitalized	<6	<3	<3
Critically undercapitalized	*	*	*
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
Contractual Obligations and Contingent Liabilities
Through the normal course of operations, the Banks have entered into certain contractual obligations. Such obligations relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment.
The required contractual obligations and other commitments at December 31, 2011 are as follows:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Operating leases	$6,439	533	1,784	4,122
Time deposits	383,153	231,201	149,914	2,038
Federal Home Loan Bank borrowings	67,000	—	15,000	52,000
Off-Balance Sheet Arrangements
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
Following is a summary of the Banks’ off-balance sheet financial instruments at December 31, 2011:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Commitments to extend credit	$49,815	26,542	6,281	16,992
Standby letters of credit	10,598	10,255	343	—

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
Item 8. Financial Statements and Supplementary Data
The financial statements required by this item are set forth in Item 15 of this report and incorporated by reference here.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and procedures
Evaluation of Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Interim Chief Financial Officer (“Interim CFO”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2011.
Changes in Internal Controls over Financial Reporting
There were no changes during the period covered by this Annual Report on Form 10-K in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2011.
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

/s/ Allan D. Ivie, IV
Allan D. Ivie, IV
President and Chief Executive Officer (Principal Executive Officer)

/s/ David P. Franke
David P. Franke
Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Item 9B. Other information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is set forth under the captions “Proposal 1 Requiring Your Vote: Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Board of Directors and Committees: The Audit Committee” in the Company’s Proxy Statement for the 2012 annual meeting of shareholders (the “2012 Proxy Statement”) and is incorporated herein by reference.
There have been no material changes to the procedures by which shareholders may recommend Director nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
Item 11. Executive Compensation
The information required by this Item 11 is set forth under the captions “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 is set forth under the caption “Stock Ownership of Executive Officers and Certain Beneficial Owners” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is set forth under the captions “Interest of Management in Certain Transactions” and “Independent Directors” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is set forth under the caption “Audit Committee Report and Payment of Fees to Auditors” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

47

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

48

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Reliance Bancshares, Inc.:
We have audited the accompanying consolidated balance sheets of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

March 27, 2012
St. Louis, Missouri

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
(In thousands, except share and per share data)	2011	2010

ASSETS
Cash and due from banks (note 2)	$9,731	8,364
Interest-earning deposits in other financial institutions	43,799	18,800
Investments in available-for-sale debt securities, at fair value (note 3)	222,207	241,599
Loans (notes 4 and 9)	720,531	970,261
Add net deferred loan costs	45	28
Less reserve for possible loan losses	(31,370)	(37,301)
Net loans	689,206	932,988
Residential mortgage loans held for sale	1,505	1,839
Premises and equipment, net (note 5)	34,030	35,778
Accrued interest receivable	3,128	3,449
Other real estate owned	34,565	30,851
Identifiable intangible assets, net of accumulated amortization of $140 and $124 at December 31, 2011 and 2010, respectively	105	121
Goodwill	—	1,149
Other assets (note 7)	8,550	21,087
	$1,046,826	1,296,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (note 6):
Noninterest-bearing	$66,765	61,288
Interest-bearing	820,121	1,018,871
Total deposits	886,886	1,080,159
Short-term borrowings (note 8)	17,243	15,178
Long-term Federal Home Loan Bank borrowings (note 9)	67,000	93,000
Accrued interest payable	673	1,320
Other liabilities	5,382	2,122
Total liabilities	977,184	1,191,779
Commitments and contingencies (notes 13 and 14)
Stockholders’ equity (notes 11, 12, and 15):
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 250,000,000 shares authorized, 22,642,491 and 22,481,804 shares issued and outstanding at December 31, 2011 and 2010, respectively	5,661	5,620
Surplus	122,315	124,366
Accumulated deficit	(102,323)	(68,325)
Accumulated other comprehensive income — net unrealized holding gains on available-for-sale debt securities	1,434	30
Total stockholders’ equity	69,642	104,246
	$1,046,826	1,296,025
See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2011, 2010, and 2009

(In thousands, except share and per share data)	2011	2010	2009
Interest income:
Interest and fees on loans (note 4)	$42,885	56,689	67,574
Interest on loans held for sale	20	63	55
Interest on debt securities:
Taxable	5,480	6,265	7,639
Exempt from federal income taxes	651	1,083	1,273
Interest on short-term investments	125	46	48
Total interest income	49,161	64,146	76,589
Interest expense:
Interest on deposits (note 6)	11,770	19,746	33,601
Interest on short-term borrowings (note 8)	113	120	356
Interest on long-term Federal Home Loan Bank borrowings (note 9)	3,403	3,771	5,048
Total interest expense	15,286	23,637	39,005
Net interest income	33,875	40,509	37,584
Provision for possible loan losses (note 4)	23,790	41,492	53,450
Net interest income (loss) after provision for possible loan losses	10,085	(983)	(15,866)
Noninterest income:
Service charges on deposit accounts	765	910	975
Net gains on sales of debt securities (note 3)	2,153	288	1,347
Other noninterest income (note 5)	2,678	2,309	1,603
Total noninterest income	5,596	3,507	3,925
Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	570	1,628	1,079
Portion of other-than-temporary losses recognized in other comprehensive income	(534)	(1,050)	(738)
Net impairment loss realized	36	578	341
Salaries and employee benefits (notes 10 and 11)	13,238	13,602	13,868
Other real estate owned expense	12,923	13,148	6,163
Occupancy and equipment expense (note 5)	3,867	4,215	4,257
FDIC assessment	2,818	2,860	2,745
Professional fees	1,712	930	479
Data processing	1,678	1,662	1,950
Write-down of goodwill	1,149	—	—
Amortization of intangible assets	16	16	16
Other noninterest expenses	3,626	2,730	4,227
Total noninterest expense	41,063	39,741	34,046
Loss before applicable income taxes	(25,382)	(37,217)	(45,987)
Applicable income tax expense (benefit) (note 7)	8,616	11,312	(16,630)
Net loss	$(33,998)	(48,529)	(29,357)
Net loss	$(33,998)	(48,529)	(29,357)
Preferred stock dividends	(2,263)	(2,208)	(1,647)
Net loss attributable to common shareholders	$(36,261)	(50,737)	(31,004)
Per share amounts:
Basic loss per share	$(1.61)	$(2.32)	$(1.49)
Basic weighted average shares outstanding	22,588,755	21,867,606	20,864,483
Diluted loss per share	$(1.61)	$(2.32)	$(1.49)
Diluted weighted average shares outstanding	22,588,755	21,867,606	20,881,108
See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
(In thousands)
Net loss	$(33,998)	(48,529)	(29,357)
Other comprehensive income (loss) before tax:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	(82)	(282)	(68)
Change in unrealized gains on other available-for-sale securities, net of reclassification	4,326	661	609
Reclassification adjustments for:
Available-for-sale security gains included in net loss	(2,153)	(288)	(1,347)
Write-down of investment securities included in net loss	36	578	341
Other comprehensive income (loss) before tax	2,127	669	(465)
Income tax related to items of other comprehensive income (loss)	723	227	(158)
Other comprehensive income (loss), net of tax	1,404	442	(307)
Total comprehensive loss	$(32,594)	(48,087)	(29,664)

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2011, 2010, and 2009

	Preferred stock	Common stock	Surplus	Accumulated deficit	Treasury stock	Accumulated other comprehensive income	Total stockholders' equity
(In thousands)
Balance at December 31, 2008	$—	5,193	124,193	10,663	(335)	(105)	139,609
Net loss	—	—	—	(29,357)	—	—	(29,357)
Other activity (note 11)	42,300	50	(1,858)	(1,102)	335	—	39,725
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(307)	(307)
Balance at December 31, 2009	42,300	5,243	122,335	(19,796)	—	(412)	149,670
Net loss	—	—	—	(48,529)	—	—	(48,529)
Other activity (note 11)	255	377	2,031	—	—	—	2,663
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	442	442
Balance at December 31, 2010	42,555	5,620	124,366	(68,325)	—	30	104,246
Net loss	—	—	—	(33,998)	—	—	(33,998)
Other activity (note 11)	—	41	(2,051)	—	—	—	(2,010)
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	1,404	1,404
Balance at December 31, 2011	$42,555	5,661	122,315	(102,323)	—	1,434	69,642
See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010, and 2009

(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net loss	$(33,998)	(48,529)	(29,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,341	3,656	4,537
Provision for possible loan losses	23,790	41,492	53,450
Deferred income tax expense (benefit), net of valuation reserve	8,616	11,312	(14,836)
Net losses (gains) on sales and write-downs of debt securities	(2,117)	290	(1,006)
Write-downs of premises and equipment, net of gains on sales	104	—	(7)
Net losses on sales and write-downs of other real estate owned	9,632	10,902	4,819
Write-down of goodwill	1,149	—	—
Stock option compensation cost	20	215	505
Amortization of restricted stock expense	165	91	51
Mortgage loans originated for sale in the secondary market	(16,961)	(34,952)	(41,505)
Mortgage loans sold in the secondary market	17,295	33,691	42,411
Decrease (increase) in accrued interest receivable	321	2,199	(224)
Decrease in accrued interest payable	(647)	(875)	(1,710)
Losses (gains) on sale of loans	219	(244)	—
Other operating activities, net	4,195	5,495	(7,505)
Net cash provided by operating activities	16,124	24,743	9,623
Cash flows from investing activities:
Purchase of available-for-sale debt securities	(164,751)	(172,941)	(312,967)
Proceeds from principal payments, maturities and calls of available-for-sale debt securities	95,593	193,430	164,920
Proceeds from sales of available-for-sale debt securities	90,303	20,848	56,075
Net decrease in loans	182,736	115,598	54,030
Proceeds from sale of other real estate owned	17,524	5,934	4,627
Construction expenditures to finish other real estate owned	—	—	(14)
Proceeds from sale of premises and equipment	62	6	44
Proceeds from sale of loans	6,166	4,012	—
Purchase of premises and equipment	(251)	(100)	(343)
Net cash provided by (used in) investing activities	227,382	166,787	(33,628)
Cash flows from financing activities:
Net increase (decrease) in deposits	(193,273)	(185,901)	38,013
Net increase (decrease) in short-term borrowings	2,065	2,481	(51,222)
Payments of long-term Federal Home Loan Bank borrowings	(26,000)	(11,000)	(32,000)
Issuance of preferred stock	—	255	40,300
Dividends on preferred stock	—	(2,208)	(1,647)
Issuance of common stock	64	4,338	122
Purchases of treasury stock	—	—	(40)
Proceeds from sale of treasury stock	4	—	54
Stock options exercised	—	—	403
Payment of stock issuance costs	—	(28)	(27)
Net cash used in financing activities	(217,140)	(192,063)	(6,044)
Net increase (decrease) in cash and cash equivalents	26,366	(533)	(30,049)
Cash and cash equivalents at beginning of year	27,164	27,697	57,746
Cash and cash equivalents at end of year	$53,530	27,164	27,697
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
The accounting and reporting policies of the Company and Banks conform to generally accepted accounting principles within the banking industry. In compiling the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in a short period of time include the determination of the reserve for possible loan losses, valuation of other real estate owned, deferred tax assets, and stock options, and determination of possible impairment of intangible assets. Actual results could differ from those estimates.
Following is a description of the more significant accounting policies of the Company and Banks.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and Banks. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Accounting
The Company and Banks utilize the accrual basis of accounting, which includes in the total of net income all revenues earned and expenses incurred, regardless of when actual cash payments are received or paid. The Company is also required to report comprehensive income, of which net income is a component. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period, except those resulting from investments by, and distributions to, owners, and cumulative effects of any changes in accounting principles or tax benefits of capital transactions recorded directly to capital accounts.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Following is certain supplemental information relating to the Company’s consolidated statements of cash flows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Cash paid for:
Interest	$15,933	24,511	40,715
Income taxes (refund)	—	(1,952)	963
Noncash transactions:
Transfers to other real estate owned in settlement of loans	40,302	15,856	25,013
Transfer of bank premises to other real estate owned	—	4,448	—
Loans made to facilitate the sale of other real estate owned	9,432	1,703	1,784
Forfeiture of restricted stock	4	—	—
Accrual of preferred dividends	2,263	—	—
Tax benefit from sale of stock options exercised	—	—	5
Warrants exercised and issuance of Series B preferred stock	—	—	2,000
Issuance of restricted stock	19	—	—
Investments in Debt Securities
The Banks classify their debt securities into one of three categories at the time of purchase: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities which the Banks have the ability and intent to hold until maturity. All other debt securities not included in trading or held-to-maturity, and any equity securities, are classified as available-for-sale.
Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities (for which no securities were so designated at December 31, 2011 and 2010) would be recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts. Holding gains and losses on trading securities (for which no securities were so designated at December 31, 2011 and 2010) would be included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income in stockholders’ equity until realized. Transfers of securities between categories would be recorded at fair value at the date of transfer. Unrealized holding gains and losses would be recognized in earnings for transfers into the trading category.
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
If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, the Company assesses whether the impairment is other-than-temporary. If the Company intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If the Company does not intend to sell the debt security, the Company considers available evidence to assess whether it is more likely than not will be required to sell the security before the recovery of its amortized

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

cost basis. If the Company more likely than not will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment shall be considered to have occurred.
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
The reserve for loan losses is available to absorb loan charge-offs. The reserve is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Loans are partially or fully charged off when Bank management believes such amounts are uncollectible, either through collateral liquidation or cash payment. Management utilizes a systematic, documented approach in determining the appropriate level of the reserve for possible loan losses. The level of the reserve reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and probable losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for possible loan losses inherently involves a degree of subjectivity and requires the Banks to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Banks' control, may require an increase in the reserve for possible loan losses.
Management believes the reserve for possible loan losses is adequate to absorb losses in the loan portfolio based upon information available. While management uses available information to recognize losses on loans, future additions to the reserve may be necessary based on changes in economic conditions. Additionally, various regulatory agencies, as an integral part of the examination process, periodically review the Banks’ reserves for possible loan losses. Such agencies may require the Banks to add to their reserves for possible loan losses based on their judgments and interpretations about information available to them at the time of their examinations.
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is computed over the expected lives of the assets, using the straight-line method. Estimated useful lives are 40 years for bank buildings and three to ten years for furniture, fixtures, and equipment. Expenditures for major renewals and improvements of bank premises and equipment (including related interest expense) are capitalized, and those for maintenance and repairs are expensed as incurred.
Certain long-lived assets, such as premises and equipment, and certain identifiable intangible assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In such situations, recoverability of assets to be held and used is measured by a comparison of the carrying amount

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

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
Intangible Assets
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at December 31, 2011 will be $16 for each of the next five years and $25 thereafter.
The excess of the Company’s consideration given in its acquisition of The Bank of Godfrey over the fair value of the net assets acquired is recorded as goodwill, an intangible asset on the consolidated balance sheets. Goodwill is the Company’s only intangible asset with an indefinite useful life, and the Company is required to test the intangible asset for impairment on an annual basis. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. During 2011, the Company recorded an impairment write-down for the full amount of goodwill.
Federal Home Loan Bank Stock
Included in other assets at December 31, 2011 and 2010 are equity securities totaling $4,715 and $6,256, respectively, representing common stock of the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, which are administered by the Federal Housing Finance Agency. As members of the Federal Home Loan Bank system, the Banks must maintain minimum investments in the capital stock of their respective district Federal Home Loan Banks. The stock is recorded at cost, which represents redemption value.
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
Income Taxes
The Company and Banks file consolidated federal and state income tax returns. Applicable income tax expense is computed based on reported income and expenses, adjusted for permanent differences between reported and taxable income. Penalties and interest assessed by income taxing authorities are included in income tax expense in the year assessed, unless such amounts relate to an uncertain tax position. The Company had no uncertain tax positions at December 31, 2011 or 2010.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

date.
The Company’s consolidated federal income tax returns for the years ended December 31, 2009 and 2008 were audited by the Internal Revenue Service, with no material differences noted. The Company’s consolidated Illinois state income tax returns for the years ended December 31, 2009 and 2008 were audited by the state of Illinois, with no material differences noted. The Company’s other state income tax returns have never been examined by the applicable state taxing authorities. The Company’s federal and state income tax returns are subject to examination generally for three years after such returns are filed.
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

	Years ended December 31,
	2011	2010	2009
Basic
Net loss attributable to common shareholders	$(36,261)	$(50,737)	(31,004)
Weighted average common shares outstanding	22,588,755	21,867,606	20,864,483
Basic loss per share	$(1.61)	$(2.32)	(1.49)
Diluted
Net loss attributable to common shareholders	$(36,261)	$(50,737)	(31,004)
Weighted average common shares outstanding	22,588,755	21,867,606	20,864,483
Effect of dilutive stock options	—	—	16,625
Diluted weighted average common shares outstanding	22,588,755	21,867,606	20,881,108
Diluted loss per share	$(1.61)	$(2.32)	(1.49)
As of December 31, 2011, 2010, and 2009, options to purchase 671,516, 1,969,916, and 2,091,266 shares, respectively, were excluded from the earnings per share calculation because their effect was antidilutive.
Stock Options
Compensation costs relating to share-based payment transactions are recognized in the Company’s consolidated financial statements over the period of service to which such compensation relates (generally the vesting period), and are measured based on the fair value of the equity instruments issued. The grant date fair values of share options are estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost would be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

immediately before the modification.
No stock options were granted during 2011 and 2010. No value was ascribed to the options granted in 2009, as the option price exceeded the market value of the stock on the grant date; however, the Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted, including minimal or no volatility in the Company’s common stock price, expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the U.S. treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
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

While certain assets are recorded at the lower of cost or fair value (e.g., loans held for sale, other real estate owned, impaired loans, etc.), the only assets recorded at fair value on a recurring basis by the Company are investments in available-for-sale debt securities, which are measured at fair value using Levels 2 and 3 valuation inputs. For all debt securities other than the trust preferred debt securities described below, the market valuation utilizes several sources, primarily pricing sources, which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Investment securities:
Obligations of U.S. government agencies and corporations	$—	46,158	—	46,158
Obligations of state and political subdivisions	—	15,293	—	15,293
Trust preferred securities	—	—	786	786
U.S. agency residential mortgage-backed securities	—	159,970	—	159,970
Total investment securities available-for-sale	$—	221,421	786	222,207
Trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. Given conditions in the debt markets at December 31, 2011 and the absence of observable transactions in the secondary and new issue markets for trust preferred securities, the few observable transactions and market quotations that are available are not reliable for the purpose of determining fair value at December 31, 2011, so an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation techniques. Accordingly, the trust preferred securities have been classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the trust preferred securities. The trust preferred securities are the only assets measured on a recurring basis using Level 3 inputs. Following is further information regarding such assets:

	2011	2010	2009
Balance, at fair value, at beginning of year	$511	1,238	1,417
Net unrealized gain (loss) arising in period	316	(134)	197
Impairment write-downs recognized	(36)	(578)	(341)
Accreted discount	—	1	1
Payments in kind	—	20	—
Principal payments received	(5)	(36)	(36)
Balance, at fair value, at end of year	$786	511	1,238
Reclassifications
Certain reclassifications have been made to the 2010 and 2009 consolidated financial statement amounts to conform to the 2011 presentation. Such reclassifications have no effect on the previously reported net loss or stockholders’ equity.
Subsequent Events
The Company has considered all events occurring subsequent to December 31, 2011 for possible disclosures through the filing date of this Annual Report on Form 10-K.
NOTE 2 — CASH AND DUE FROM BANKS
The Banks are required to maintain certain daily reserve balances of cash and due from banks in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 2011 and 2010 were $579 and $333, respectively.

NOTE 3 — INVESTMENTS IN DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Banks’ available-for-sale debt securities at December 31, 2011 and 2010 were as follows:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2011
Obligations of U.S. government agencies and corporations	$45,743	424	(9)	46,158
Obligations of state and political subdivisions	14,608	700	(15)	15,293
Trust preferred securities	3,063	—	(2,277)	786
U.S. agency residential mortgage-backed securities	156,620	3,573	(223)	159,970
	$220,034	4,697	(2,524)	222,207

2010
Obligations of U.S. government agencies and corporations	$73,664	380	(513)	73,531
Obligations of state and political subdivisions	19,638	474	—	20,112
Trust preferred securities	3,104	—	(2,593)	511
U.S. agency residential mortgage-backed securities	145,148	3,407	(1,110)	147,445
	$241,554	4,261	(4,216)	241,599
The amortized cost and estimated fair value of debt securities classified as available-for-sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Estimated fair value
Due one year or less	$625	635
Due one year through five years	26,191	26,486
Due five years through ten years	29,402	30,166
Due after ten years	7,196	4,950
U.S. agency residential mortgage-backed securities	156,620	159,970
	$220,034	222,207
Provided below is a summary of available-for-sale investment securities which were in an unrealized loss position at December 31, 2011 and 2010:

	2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$4,201	(9)	—	—	4,201	(9)
Obligations of state and political subdivisions	565	(15)	—	—	565	(15)
Trust preferred securities	—	—	786	(2,277)	786	(2,277)
U.S. agency residential mortgage-backed securities	24,255	(223)	—	—	24,255	(223)
	$29,021	(247)	786	(2,277)	29,807	(2,524)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

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
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts, and insurance companies. The market for trust preferred securities at December 31, 2011 was not active and markets for similar securities were also not active. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for the securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is not more likely than not that the Banks will not be required to sell them.
During 2011, 2010, and 2009, certain available-for-sale securities were sold for proceeds totaling $90,303, $20,848, and $56,075, respectively, resulting in gross gains of $2,240, $295, and $1,347, respectively, and gross losses of $87, $7, and $0, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

The Banks’ trust preferred securities consist of the following issues:

	Pools
	I PreTsl III	PreTsl XXVIII	PreTsl XIV	T Pref I	Total
Class	C	B	B-1	B
Original par	$1,000	1,000	1,000	1,000
Book value	1,000	934	549	580	3,063
Fair value	265	129	16	376	786
Discounted cash flows	1,005	938	752	600
2011 impairment	—	—	36	—	36
Lowest credit rating assigned to security:
Moody's	NR	Ca	Ca	Ca
Fitch	CCC	CC	C	D
Number of banks/insurers	24	56	60	17
Banks/insurers currently performing	22	39	33	13
Actual deferrals and defaults as a percentage of
the original collateral	11.61%	24.94%	32.31%	12.42%
Excess subordination as a percentage of the
remaining performing collateral	(1.07)%	1.72%	(33.97)%	(65.86)%
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
In the tables above, “Excess subordination as a percentage of the remaining performing collateral” (Excess Subordination Ratio) was calculated as follows: (total face value of performing collateral less face value of all outstanding note balances not subordinate to the Company’s investment) ÷ total face value of performing collateral. The Excess Subordination Ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Company’s securities would be impacted. A positive Excess Subordination Ratio signifies there is some support from subordinate tranches available to absorb losses before the Company’s investment would be impacted, while a negative Excess Subordination Ratio for each of the mezzanine tranche securities indicates there is no support. A negative Excess Subordination Ratio is not definitive, in isolation, for determining whether or not an other-than-temporary credit loss should be recorded for a pooled trust preferred security. Other factors affect the timing and amount of cash flows available for payments to the noteholders (investors), including the excess interest paid by the issuers (the issuers typically pay higher rates of interest than are paid out to the noteholders).

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (OTTI). The following table provides information about those trust preferred securities for which only a credit loss was recognized in income, and other losses are recorded in other comprehensive loss for the years ended December 31, 2011 and 2010:

	2011	2010
Accumulated credit losses on trust preferred securities:
Beginning of year	$919	341
Additions related to OTTI losses not previously recognized	—	431
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	36	147
Reductions due to increases in expected cash flows	—	—
End of year	$955	919
The carrying value of debt securities pledged to secure public funds, securities sold under repurchase agreements, certain borrowings, and for other purposes amounted to approximately $152,752 and $150,544 at December 31, 2011 and 2010, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $7,541 and $9,119 as additional collateral to secure public funds at December 31, 2011 and 2010, respectively.
NOTE 4 — LOANS
The composition of the loan portfolio at December 31, 2011 and 2010 was as follows:

	2011	2010
Commercial:
Real estate	$512,094	716,774
Other	69,989	80,973
Real estate:
Construction	71,163	100,457
Residential	66,858	69,143
Consumer	427	2,914
	$720,531	970,261

The Banks grant commercial, industrial, residential, and consumer loans (including overdrafts totaling $52 and $119 at December 31, 2011 and 2010, respectively) throughout the St. Louis, Missouri metropolitan area and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

The aggregate amount of loans to executive officers and directors and loans made for the benefit of executive officers and directors was $14,986 and $36,586 at December 31, 2011 and 2010, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility. A summary of activity for loans to executive officers and directors for the year ended December 31, 2011 is as follows:

Balance, December 31, 2010	$36,586
New loans made	4,416
Payments received	(10,828)
Other	(15,188)
Balance, December 31, 2011	$14,986

Other changes represent changes in the composition of executive officers, directors, and their related entities which occurred in 2011.
Transactions in the reserve for possible loan losses for the years ended December 31, 2011, 2010, and 2009 are summarized as follows:

	2011	2010	2009
Balance, January 1	$37,301	32,222	14,306
Provision charged to operations	23,790	41,492	53,450
Charge-offs	(33,321)	(37,011)	(37,114)
Recoveries of loans previously charged off	3,600	598	1,580
Balance, December 31	$31,370	37,301	32,222
The Company risk-rates all of the loans in its loan portfolio, using a 1-7 risk-rating system, with a “1” rated credit being a high quality loan and a “7” rated credit having some level of loss in the credit. Loan officers are responsible for risk-rating their own credits, including maintaining the risk rating on a current basis. Downgrades are discussed at various management and loan committee meetings. The risk ratings are also subject to an ongoing review by an extensive loan review process performed independent of the loan officers. An adequately controlled risk rating process allows Company management to conclude that the Banks’ watch lists (which include all credits risk-rated “4” or greater) are, for all practical purposes, a complete profile of situations with current loss exposure.
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
The Banks’ watch lists include complete listings of credit relationships that are considered to be impaired, along with an assessment of the estimated impairment loss to be included as specific exposure for impaired loans. Such impairment calculations are based on current appraisals of the underlying real estate collateral. The Company regularly obtains updated appraisals for all of its impaired credit relationships. The continued decline in real estate values experienced by the Company during the three years ended December 31, 2011 has resulted in an increased level of the reserve for loan losses for these specifically identifiable impairment losses.
The sum of all exposure amounts calculated for impaired loans is included in the reserve for possible loan losses as the specifically identifiable losses portion of the account balance. This is one portion of the reserve for loan losses. The second portion of the reserve for possible loan losses is a general reserve for all credit relationships not considered to be specifically impaired. This amount is calculated by first calculating the historical charge-off ratio for each of the particular loan categories

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

and then subjectively adjusting these historical ratios for several economic and environmental factors. The adjusted ratio for each loan category is then applied against the nonimpaired loans in that loan category, resulting in a general reserve for that particular loan category. The sum of these general reserve categories, when added to the amount of specifically identified losses on impaired credits, results in the final reserve for possible loan losses balance for a particular date. The Banks follow this process for calculating the reserve for possible loan losses on a quarterly basis.
In calculating the general portion of the reserve for possible loan losses, the loan categories used are real estate construction, residential real estate, commercial real estate, commercial and industrial, and consumer loans. In 2009, historical charge-off ratios were calculated on a rolling 36-month basis, which resulted in higher reserve levels with the increased levels of charge-offs experienced during the past three years. Beginning in the fourth quarter of 2010, the Company reduced this historical “look-back” period to a rolling 24-month period on a consolidated basis to more closely relate current periods with the most recent historical data, and thus require less adjustment for the other environmental factors. This change resulted in an increase to the general portion of the reserve for possible loan losses of approximately $5,696 at December 31, 2010 from the amount that would have been required using the rolling 36-month historical charge-off ratios.
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

•	changes in the nature and volume of the portfolio and in the terms of loans.

•	changes in the experience, ability, and depth of lending management and other relevant staff.

•	changes in the volume and severity of past-due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	changes in the quality of the Banks’ loan review systems.

•	changes in the value of underlying collateral for collateral-dependent loans.

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Banks’ existing portfolios.

At December 31, 2011, the Company's consolidated reserve for loan losses calculation had the following components:

Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	25	$17,176	2,179
Residential real estate	12	2,805	91
Commercial real estate	35	72,347	4,084
Commercial and industrial	11	16,062	1,072
Consumer	1	3	—
		$108,393	7,426

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

     General reserve for nonimpaired credits:

Loan type	Historical charge-off percentage	Adjusted charge-off percentage	Nonimpaired loan balance	Calculated reserve
Real estate construction	12.28%	14.15%	$53,987	7,639
Residential real estate	2.03	3.29	64,053	2,106
Commercial real estate	2.59	3.00	439,747	13,193
Commercial and industrial	1.11	1.84	53,927	991
Consumer	1.27	3.65	424	15
			612,138	23,944
Total			$720,531	31,370
At December 31, 2010, the Company’s consolidated reserve for loan losses calculation had the following components:
Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	30	$38,347	4,633
Residential real estate	18	3,156	357
Commercial real estate	55	130,065	9,109
Commercial and industrial	14	14,580	1,628
Consumer	1	4	1
		$186,152	15,728

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Following is an analysis of the reserve for loan losses by loan type and those loans that have been specifically evaluated or evaluated in aggregate at December 31, 2011 and 2010:

	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
2011
Reserve for possible loan losses:
Beginning balance	$21,406	2,029	11,966	1,871	29	37,301
Charge-offs	(21,958)	(1,686)	(8,557)	(1,078)	(42)	(33,321)
Recoveries	836	123	2,551	79	11	3,600
Provision	16,993	1,597	3,858	1,325	17	23,790
Ending balance	$17,277	2,063	9,818	2,197	15	31,370
Individually evaluated for impairment	$4,084	1,072	2,179	91	—	7,426
Collectively evaluated for impairment	$13,193	991	7,639	2,106	15	23,944

Financial receivables:
Individually evaluated for impairment	$72,347	16,062	17,176	2,805	3	108,393
Collectively evaluated for impairment	439,747	53,927	53,987	64,053	424	612,138
Ending balance, December 31	$512,094	69,989	71,163	66,858	427	720,531

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
2010
Reserve for possible loan losses:
Beginning balance	$14,256	965	14,897	1,997	107	32,222
Charge-offs	(14,962)	(221)	(19,878)	(1,910)	(40)	(37,011)
Recoveries	462	63	22	30	21	598
Provision	21,650	1,222	16,925	1,754	(59)	41,492
Ending balance	$21,406	2,029	11,966	1,871	29	37,301
Individually evaluated for impairment	$9,109	1,628	4,633	357	1	15,728
Collectively evaluated for impairment	12,297	401	7,333	1,514	28	21,573

Financial receivables:
Individually evaluated for impairment	$130,065	14,580	38,347	3,156	4	186,152
Collectively evaluated for impairment	586,709	66,393	62,110	65,987	2,910	784,109
Ending balance, December 31	$716,774	80,973	100,457	69,143	2,914	970,261

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Following is a summary of past-due loans by type and by number of days delinquent at December 31, 2011 and 2010:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment > 90 days and accruing
2011
Commercial:
Real estate	$6,718	4,295	32,542	43,555	468,539	512,094	—
Other	—	4	117	121	69,868	69,989	—
Real estate:
Construction	—	—	15,862	15,862	55,301	71,163	61
Residential	—	—	1,073	1,073	65,785	66,858	100
Consumer	—	—	3	3	424	427	—
Total	$6,718	4,299	49,597	60,614	659,917	720,531	161

2010
Commercial:
Real estate	$5,022	6,491	64,032	75,545	641,229	716,774	—
Other	271	9,283	235	9,789	71,184	80,973	—
Real estate:
Construction	7,199	—	28,296	35,495	64,962	100,457	—
Residential	3,195	567	2,403	6,165	62,978	69,143	—
Consumer	—	—	—	—	2,914	2,914	—
Total	$15,687	16,341	94,966	126,994	843,267	970,261	—

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Following is a summary of impaired loans by type at December 31, 2011 and 2010:

	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
2011
Commercial:
Real estate	$40,329	32,018	72,347	89,977	4,084	101,600	833
Other	1,787	14,275	16,062	16,723	1,072	14,084	547
Real estate:
Construction	723	16,453	17,176	35,077	2,179	24,934	130
Residential	2,466	339	2,805	3,614	91	3,839	1
Consumer	—	3	3	3	—	3	—
Total	$45,305	63,088	108,393	145,394	7,426	144,460	1,511

2010
Commercial:
Real estate	$59,772	70,293	130,065	141,938	9,109	137,401	623
Other	10,546	4,034	14,580	14,888	1,628	14,713	80
Real estate:
Construction	6,848	31,499	38,347	56,750	4,633	46,875	104
Residential	1,821	1,335	3,156	4,552	357	3,997	1
Consumer	—	4	4	4	1	4	—
Total	$78,987	107,165	186,152	218,132	15,728	202,990	808

Following is a summary of loans on nonaccrual status by type at December 31, 2011 and 2010:

	2011	2010
Commercial:
Real estate	$68,031	104,714
Other	1,553	13,660
Real estate:
Construction	16,269	29,894
Residential	2,776	3,119
Consumer	3	4
Total	$88,632	151,391

Had the Banks' nonaccrual loans continued to accrue interest, the Banks would have earned additional income of $4,789, $10,159, and $4,425 during the years ended December 31, 2011, 2010, and 2009, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Following is a summary of loans segregated based on credit quality indicators at December 31, 2011 and 2010:

2011 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$398,900	50,900	32,808	61,182	422	544,212
Special mention	31,910	3,008	21,179	2,600	2	58,699
Substandard	81,284	16,081	17,176	3,007	3	117,551
Doubtful	—	—	—	69	—	69
Total	$512,094	69,989	71,163	66,858	427	720,531

2010 Grade
Pass	$561,135	60,406	56,533	63,412	2,910	744,396
Special mention	14,821	5,524	4,714	2,217	—	27,276
Substandard	140,818	12,258	38,060	3,514	4	194,654
Doubtful	—	2,785	1,150	—	—	3,935
Total	$716,774	80,973	100,457	69,143	2,914	970,261

The Company classifies loan modifications as troubled debt restructurings (TDRs) when a borrower is experiencing financial difficulties and a concession has been granted to the borrower. The Company's modifications generally include interest rate adjustments, payment relief, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company's restructured loans are individually evaluated for impairment and evaluated as part of the reserve for possible loan losses.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the years ended December 31, 2011, 2010, and 2009:

Years ended December 31
2011	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Real estate	5	$10,484	9,124
Other	—	—	—
Real estate:
Construction	1	116	116
Residential	1	22	22
Consumer	—	—	—
	7	$10,622	9,262

2010
Commercial:
Real estate	21	$45,688	45,688
Other	8	9,490	9,490
Real estate:
Construction	5	3,713	3,713
Residential	—	—	—
Consumer	—	—	—
	34	$58,891	58,891

2009
Commercial:
Real estate	10	$9,775	9,775
Other	—	—	—
Real estate:
Construction	4	2,882	2,882
Residential	6	767	767
Consumer	—	—	—
	20	$13,424	13,424

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

The following table shows the recorded investment in TDR loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the years ended December 31, 2011 2010, and 2009:

Years ended December 31
2011	Number of loans	Recorded investment
Commercial:
Real estate	—	$—
Other	—	—
Real estate:
Construction	—	—
Residential	—	—
Consumer	—	—
	—	$—

2010
Commercial:
Real estate	11	$18,982
Other	4	9,343
Real estate:
Construction	1	560
Residential	—	—
Consumer	—	—
	16	$28,885

2009
Commercial:
Real estate	2	$5,753
Other	—	—
Real estate:
Construction	3	2,799
Residential	1	130
Consumer	—	—
	6	$8,682

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31, 2011 and 2010 is as follows:

	2011	2010
Land	$7,978	7,978
Buildings and improvements	29,949	29,949
Furniture, fixtures, and equipment	9,219	9,329
	47,146	47,256
Less accumulated depreciation	13,116	11,478
	$34,030	35,778
Amounts charged to noninterest expense for depreciation aggregated $1,833, $2,078, and $2,239 for the years ended December 31, 2011, 2010, and 2009, respectively.
Reliance Bank leases certain premises under noncancelable operating lease agreements that expire at various dates through 2026, with various options to extend the leases. Minimum rental commitments for payments under all noncancelable operating lease agreements at December 31, 2011 for each of the next five years, and in the aggregate, are as follows:

Minimum lease payments
Year ending December 31:
2012	$533
2013	433
2014	436
2015	445
2016	470
Thereafter	4,122
Total minimum payments required	$6,439

Total rent paid by the Company in 2011, 2010, and 2009 was $595, $711, and $762, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Reliance Bank leases out a portion of certain of its banking facilities to unaffiliated companies under noncancelable leases that expire at various dates through 2016. Minimum rental income under these noncancelable leases at December 31, 2011, for each of the next five years, and in the aggregate, is as follows:

Year ending December 31:
2012	$118
2013	83
2014	65
2015	65
2016	5
Thereafter	—
Total minimum payments required	$336

Total rental income recorded by Reliance Bank in 2011, 2010, and 2009 totaled $243, $262, and $288, respectively.

NOTE 6 — DEPOSITS
A summary of interest-bearing deposits at December 31, 2011 and 2010 is as follows:

	2011	2010
Interest-bearing transaction accounts	$201,977	252,447
Savings	234,991	317,662
Time deposits:
Less than $100,000	226,909	278,342
$100,000 and over	156,244	170,420
	$820,121	1,018,871

Deposits of executive officers, directors, and their related interests at December 31, 2011 and 2010 totaled $12,590 and $23,929, respectively.
Interest expense on deposits for the years ended December 31, 2011, 2010, and 2009 is summarized as follows:

	2011	2010	2009
Interest-bearing transaction accounts	$1,438	1,971	2,084
Savings	1,961	3,649	7,370
Time deposits:
Less than $100,000	5,326	8,739	14,439
$100,000 and over	3,045	5,387	9,708
	$11,770	19,746	33,601

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Following are the maturities of time deposits for each of the next five years and in the aggregate at December 31, 2011:

Year ending December 31:
2012	$231,201
2013	83,464
2014	36,548
2015	15,171
2016	14,731
Thereafter	2,038
$383,153

NOTE 7 — INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Current:
Federal income taxes	$—	—	(1,794)
State income taxes	—	—	—
Deferred income taxes	(8,664)	(14,765)	(14,836)
Valuation reserve	17,280	26,077
	$8,616	11,312	(16,630)

A reconciliation of expected income tax expense (benefit) computed by applying the federal statutory rate of 34% to loss before applicable income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
Expected statutory federal income tax benefit	$(8,630)	(12,653)	(15,636)
State income taxes, net of federal benefit	—	—	—
Tax-exempt interest and dividend income	(220)	(354)	(397)
Incentive stock options	9	49	115
Other, net	177	(1,807)	(712)
Valuation reserve	17,280	26,077	—
	$8,616	11,312	(16,630)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Amortization of start-up costs for tax reporting purposes	$32	36
Reserve for possible loan losses	12,994	13,850
Operating loss and tax credit carryforwards	21,387	14,736
Stock option expense	298	298
Other real estate owned	7,031	4,606
Nonaccrual loan interest	2,131	1,951
Investment write-down	354	341
Other, net	70	49
Total deferred tax assets	44,297	35,867

Deferred tax liabilities:
Bank premises and equipment	(1,317)	(1,545)
Purchase adjustments	(41)	(47)
Unrealized net holding gains on available-for-sale securities	(739)	(15)
Total deferred tax liabilities	(2,097)	(1,607)
Net deferred tax assets	42,200	34,260
Valuation reserve	(43,357)	(26,077)
Net deferred tax assets (liabilities) after valuation reserve	$(1,157)	8,183
The Company is required to provide a valuation reserve on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company had not established a valuation reserve at December 31, 2009 due to management’s belief and analysis that future income levels would be sufficient to realize the net deferred tax assets recorded. In 2010, the Company received a total of $1,952 for the carryback of net operating losses for tax reporting purposes of prior years. At December 31, 2011, the Company has deferred tax assets of $20,161 for net operating loss carryforwards for federal tax reporting purposes totaling $59,553 which will expire beginning in 2029, if unused. The Company also has deferred tax assets for operating loss carryforwards for Florida state income tax reporting purposes totaling $1,452 for losses incurred by Reliance Bank, FSB Such operating losses totaled $26,398 at December 31, 2011, and will begin to expire, if unused, by 2023. Given the Company's cumulative losses that had occurred through 2011, the Company has established a valuation reserve of $43,357 for its deferred tax assets, with $26,077 recorded in 2010 and $17,280 recorded in 2011. This valuation reserve will be reversed when the Company demonstrates a consistent earnings trend and begins using the net operating loss for tax reporting purposes.

NOTE 8 — SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31, 2011 and 2010:

(amounts in thousands)	2011	2010
Securities sold under repurchase agreements	$16,913	15,178
Short-term notes payable	330	—
	$17,243	15,178
The Banks also purchase funds from the Federal Home Loan Banks of Des Moines and Atlanta and other financial institutions on a daily basis, when needed for liquidity. At December 31, 2011, Reliance Bank also maintained a line of credit with availability, subject to a collateral and credit review, in the amount of $25,320 with the Federal Reserve Bank of St. Louis.
During 2011, the Company executed seven short-term unsecured notes payable for $330 with directors of either Reliance

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Bancshares, Inc. or Reliance Bank which bear interest at 7.00%. The notes were issued with a term of one year.
The average balances, maximum month-end amounts outstanding, average rates paid during the year, and average rates at year-end for funds purchased and securities sold under repurchase agreements and total short-term borrowings as of and for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Funds purchased and securities sold under repurchase agreements:
Average balance	$15,859	19,674	20,770
Maximum amount outstanding at any month-end	$26,750	37,550	28,195
Average rate paid during the year	0.67%	0.61%	1.01%
Average rate at end of year	0.68%	0.62%	0.63%

	2011	2010	2009
Total short-term borrowings:
Average balance	$16,078	19,701	22,477
Maximum amount outstanding at any month-end	$26,750	37,550	35,195
Average rate paid during the year	0.70%	0.61%	1.59%
Average rate at end of year	0.80%	0.62%	0.63%

NOTE 9 — LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
At December 31, 2011, the Banks had fixed rate advances outstanding with the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, maturing as follows:

	Amount	Weighted average rate
Due in 2012	$—	—%
Due in 2013	5,000	2.50%
Due in 2014	—	—%
Due in 2015	—	—%
Due in 2016	10,000	4.19%
Thereafter	52,000	3.51%
	$67,000	3.53%

At December 31, 2011, Reliance Bank maintained a line of credit in the amount of $132,863 with the Federal Home Loan Bank of Des Moines and had availability under that line of $60,423. Federal Home Loan Bank of Des Moines advances are secured under a blanket agreement which assigns all Federal Home Loan Bank of Des Moines stock and one- to four-family and multi-family mortgage and commercial real estate loans totaling $303,520 at December 31, 2011. Additionally, at December 31, 2011, Reliance Bank, FSB maintained a line of credit in the amount of $7,660 (of which $5,458 was available) with the Federal Home Loan Bank of Atlanta, secured by one- to four-family residential loans totaling $8,725.

NOTE 10 — EMPLOYEE BENEFITS
The Company sponsors a contributory 401(k) savings plan to provide retirement benefits to eligible employees. Contributions made by the Company in 2011, 2010, and 2009 totaled $207, $86, and $145, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

NOTE 11 — CAPITAL STOCK
The Company has authorized 250,000,000 shares of common stock with a par value of $0.25 per share. At December 31, 2011, 22,642,491 shares were issued and outstanding, with 2,595,250 shares reserved for issuance under the Company’s stock option programs. Holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a shareholder vote. Holders of the Company’s common stock are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. In the event of liquidation of the Company, the holders of the Company’s common stock are entitled to share ratably in the remaining assets after payment of all liabilities and preferred shareholders as described below.
The Company has authorized 2,000,000 shares of no par preferred stock, with 42,555 shares issued and outstanding at December 31, 2011. Preferred stock may be issued by the Company’s Board of Directors from time to time, in series, at which time the terms of such series (par value per share, dividend rates and dates, cumulative or noncumulative, liquidation preferences, etc.) shall be fixed by the Board of Directors. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no additional funds, to the United States Department of the Treasury under its Troubled Assets Relief Program Capital Purchase Program authorized by the Emergency Economic Stabilization Act of 2008.
On November 10, 2009, the Company authorized 25,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series C for sale with an offering price of $1,000 per share. The offering was extended to existing shareholders who were accredited investors (as such term is defined in Regulation D of the Securities Act of 1933, as amended) and to other accredited investors to subscribe for and purchase shares of this series. During 2009 and 2010, the Company sold 555 shares for proceeds totaling $555.
The Series A preferred stock pays a dividend at the rate of 5% per annum for the first five years and 9% thereafter. Dividends are payable quarterly and each share has a liquidation amount of $1,000 and has liquidation rights in pari passu with other preferred stock and is paid in liquidation prior to the Company’s common stock. The Series B preferred stock pays a dividend at the rate of 9% per annum, payable quarterly, and includes other provisions similar to the Series A preferred stock with liquidation at $1,000 per share. The Series C preferred stock pays a dividend at the rate of 7% per annum, payable quarterly, and includes other provisions similar to the Series A preferred stock with liquidation at $1,000 per share.
Beginning in January 18, 2011, the Company’s Board of Directors has authorized the deferral of the Company’s dividend payments on its preferred stock, which deferred payments totaled $2,263 as of December 31, 2011.

Stock-Based Compensation
Various stock option plans have been adopted (both incentive stock option plans and nonqualified stock option plans) under which options to purchase shares of Company common stock may be granted to officers, employees, and directors of the Company and its subsidiary banks. All options were authorized and granted at prices approximating or exceeding the fair value of the Company’s common stock at the date of grant. Various vesting schedules have been authorized for the options granted to date by the Company’s Board of Directors, including certain performance measures used to determine vesting of certain options granted. Options expire up to ten years from the date of grant if not exercised. For certain of the options granted, the Company’s Board of Directors has the ability, at its sole discretion, to grant to key officers of the Company and Banks the right to surrender their options held to the Company, in whole or in part, and to receive in exchange therefor payment by the Company an amount equal to the excess of the fair value of the shares subject to such options over the exercise price to acquire such options. Such payments may be made in cash, shares of Company common stock, or a combination thereof.
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
At December 31, 2011, 1,923,734 shares of Company stock were available for future grants under the various plans.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Following is a summary of stock option activity for the years ended December 31, 2011 and 2010:

	Weighted average option price per share	Number of shares	Remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2009	$8.17	2,091,266
Granted	—	—
Forfeited	11.16	(121,350)
Exercised		—
Outstanding at December 31, 2010	7.98	1,969,916	2.90	$—
Exercisable, end of year	$7.95	1,892,777	2.70	$—

Outstanding at December 31, 2010	$7.98	1,969,916
Granted		—
Forfeited	7.22	(1,298,400)
Exercised		—
Outstanding at December 31, 2011	9.45	671,516	3.11	$—
Exercisable, end of year	$9.47	665,266	3.07	$—

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

A summary of the activity of nonvested options for the years ended December 31, 2011 and 2010 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2009	271,198	$2.09
Granted	—	—
Vested	(178,448)	2.86
Forfeited	(15,611)	0.63
Nonvested at December 30, 2010	77,139	0.61
Granted	—	—
Vested	(50,222)	0.94
Forfeited	(20,667)	—
Nonvested at December 30, 2011	6,250	—
The total fair value of shares (based on the fair value of the options at their respective grant dates) subject to options that vested during the years ended December 31, 2011 and 2010 was $47 and $510, respectively.
As of December 31, 2011, there was no remaining unrecognized compensation expense related to nonvested stock options granted. During the years ended December 31, 2011 and 2010, the Company recognized stock option expense of $20 and $215, respectively.
During 2011, 2010, and 2009 the company awarded 75,000, 40,000, and 20,000 shares, respectively, of the Company's common stock on a restricted basis to certain officers which will vest over varying periods up to three years. The awarded shares are being amortized over the estimated vesting periods. During 2010, the Company also awarded 106,300 shares of the Company's common stock that are contingent on the Company meeting specified net income goals during 2010, 2011, 2012, and 2013, or the combined four-year period ended December 31, 2013, and continued employment.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

A summary of the activity of the Company’s restricted stock awards for the years ended December 31, 2011 and 2010 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2009	18,083	$5.32
Granted	200,300	1.00
Vested	(9,417)	5.41
Forfeited	(17,600)	—
Outstanding at December 31, 2010	191,366	1.28
Granted	77,750	1.55
Vested	(23,667)	3.27
Forfeited	(32,816)	0.12
Outstanding at December 31, 2011	212,633	1.34
The Company amortizes the expense related to restricted stock awards as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted to senior executive officers will vest in two or three years after the grant date, and when all funds received under the Troubled Assets Relief Program Capital Purchase Program have been paid in full. Expense for restricted stock awards of $165, $91, and $51 was recorded for the years ended December 31, 2011 2010 and 2009, respectively. As of December 31, 2011, the total unrecognized compensation expense related to restricted stock awards was $139, and the related weighted average period over which it was expected to be recognized was approximately 16 months.

Other Activity in Stockholders' Equity
Following is a summary of other activity in the consolidated statements of stockholders’ equity for the years ended December 31, 2011, 2010, and 2009:

	Common stock	Surplus	Treasury stock	Total stockholders' equity
2011
Sale of 87,353 shares of common stock in connection with employee stock purchase plan (1,666 shares from treasury)	$22	42	4	68
Issuance of 75,000 common shares of restricted stock to officers	19	(19)	—	—
Accrual of dividends on preferred stock	—	(2,263)	—	(2,263)
Compensation cost recognized for stock options granted	—	20	—	20
Amortization of restricted stock	—	165	—	165
Forfeiture of 1,666 shares of restricted stock	—	4	(4)	—
	$41	(2,051)	—	(2,010)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

	Preferred stock	Common stock	Surplus	Total stockholders' equity
2010
Issuance of 255 shares of Series C preferred stock	$255	—	—	255
Issuance of 1,400,517 shares of common stock	—	350	3,852	4,202
Sale of 69,196 common shares of stock in connection with employee stock purchase plan	—	17	119	136
Issuance of 40,000 common shares of restricted stock to officers	—	10	(10)	—
Dividends on preferred stock	—	—	(2,208)	(2,208)
Stock issuance costs	—	—	(28)	(28)
Compensation cost recognized for stock options granted	—	—	215	215
Amortization of restricted stock	—	—	91	91
	$255	377	2,031	2,663

	Preferred stock	Common stock	Surplus	Accumulated deficit	Treasury stock	Total stockholders' equity
2009
Issuance of 40,000 shares of Series A preferred stock	$40,000	—	—	—	—	40,000
Issuance of 2,000 shares of Series B preferred stock	2,000	—	(2,000)	—	—	—
Issuance of 300 shares of Series C preferred stock	300	—	—	—	—	300
Sale of 59,824 common shares of stock in connection with employee stock purchase plan (14,910 shares from treasury)	—	11	(53)	—	217	175
Stock options exercised - 156,000 common shares (19,604 shares from treasury)	—	34	211	—	158	403
Issuance of 20,000 common shares of restricted stock to officers	—	5	(5)	—	—	—
Purchase of 10,000 common shares for treasury	—	—	—	—	(40)	(40)
Dividends on preferred stock	—	—	(545)	(1,102)	—	(1,647)
Stock issuance costs	—	—	(27)	—	—	(27)
Tax benefit from sale of stock options exercised	—	—	5	—	—	5
Compensation cost recognized for stock options granted	—	—	505	—	—	505
Amortization of restricted stock	—	—	51	—	—	51
	$42,300	50	(1,858)	(1,102)	335	39,725

NOTE 12 — PARENT COMPANY FINANCIAL INFORMATION
Subsidiary bank dividends are the principal source of funds for the payment of dividends by the Company to its stockholders and for debt servicing. The Banks are subject to regulation by regulatory authorities that require the maintenance of minimum capital requirements. The Banks are also operating under regulatory agreements which restrict the payment of dividends without prior written consent from their regulators. As of December 31, 2011, there are no regulatory restrictions other than the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

maintenance of minimum capital standards (as discussed in note 15), as to the amount of dividends the Banks may pay.
Following are condensed balance sheets as of December 31, 2011 and 2010 and the related condensed schedules of operations and cash flows for each of the years in the three-year period ended December 31, 2011 of the Company (parent company only):

	2011	2010
Condensed Balance Sheets
Assets:
Cash	$51	1,366
Investment in subsidiary banks	71,907	102,413
Premises and equipment	40	44
Other assets	300	473
Total assets	$72,298	104,296

Liabilities:
Dividends payable	$2,263	—
Other liabilities	393	50
Total liabilities	2,656	50
Total stockholders' equity	69,642	104,246
Total liabilities and stockholders' equity	$72,298	104,296

	2011	2010	2009
Condensed Schedules of Operations
Revenue:
Interest on interest-earning deposits in subsidiary banks	$3	63	134
Other income	—	—	3
Total revenues	3	63	137

Expenses:
Directors fees	380	68	53
Salaries and employee benefits	366	854	498
Professional fees	200	209	168
Interest expense	5	—	147
Other real estate expense	4	606	—
Other expenses	162	218	305
Total expenses	1,117	1,955	1,171
Loss before income tax and equity in undistributed loss of subsidiary banks	(1,114)	(1,892)	(1,034)
Income tax expense (benefit)	288	205	(303)
	(1,402)	(2,097)	(731)
Equity in undistributed loss of subsidiary banks	(32,596)	(46,432)	(28,626)
Net loss	$(33,998)	(48,529)	(29,357)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

	2011	2010	2009
Condensed Schedules of Cash Flows
Cash flows from operating activities:
Net loss	$(33,998)	(48,529)	(29,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed loss of subsidiary banks	32,596	46,432	28,626
Write-down of other real estate owned	—	606	—
Depreciation	5	5	5
Stock option compensation cost	—	71	184
Other, net	184	1,118	(475)
Net cash used in operating activities	(1,213)	(297)	(1,017)
Cash flows used in investing activities --- capital injections into subsidiary banks	(500)	(8,000)	(25,000)
Cash flows from financing activities:
Repayment of note payable	—	—	(7,000)
Proceeds from notes payable	330	—	—
Proceeds from sale of treasury stock	4	—	54
Purchase of treasury stock	—	—	(40)
Sale of common stock	64	4,338	122
Sale of preferred stock	—	255	40,300
Preferred stock dividends	—	(2,208)	(1,647)
Stock options exercised	—	—	403
Payment of stock issuance costs	—	(28)	(27)
Net cash provided by financing activities	398	2,357	32,165
Net increase (decrease) in cash	(1,315)	(5,940)	6,148
Cash at beginning of year	1,366	7,306	1,158
Cash at end of year	$51	1,366	7,306

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance sheet financial instruments at December 31, 2011 and 2010:

	2011	2010
Financial instruments for which contractual amounts represent:
Commitments to extend credit	$49,815	95,543
Standby letters of credit	10,598	12,938
	$60,413	108,481
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 2011, $7,802 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment on which the Banks generally have a superior lien.
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
Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010:

	2011		2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value	Fair value measurements
Balance sheet assets:
Cash and due from banks	$53,530	53,530	27,164	27,164	Carrying value
Investments in debt securities	222,207	222,207	241,599	241,599	Levels 2 and 3 inputs
Loans, net	689,206	692,936	932,988	942,809	Level 3 inputs
Loans held for sale	1,505	1,505	1,839	1,839	Carrying value
Accrued interest receivable	3,128	3,128	3,449	3,449	Carrying value
	$969,576	973,306	1,207,039	1,216,860
Balance sheet liabilities:
Deposits	$886,886	888,608	1,080,159	1,086,042	Level 3 inputs
Short-term borrowings	17,243	17,243	15,178	15,178	Carrying value
Long-term Federal Home Loan Bank borrowings	67,000	71,407	93,000	100,423	Level 3 inputs
Accrued interest payable	673	673	1,320	1,320	Carrying value
	$971,802	977,931	1,189,657	1,202,963
Fair values are calculated using one or more input types, as described in note 1. The following methods and assumptions were used to estimate the fair values for each class of financial instruments for which it is practicable to estimate such value.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Investments in Available-for-Sale Debt Securities — Investments in available-for-sale debt securities are recorded at fair value on a recurring basis. The Company’s available-for-sale debt securities are measured at fair value using Levels 2 and 3 valuations. For all debt securities other than the trust preferred securities, the market valuation utilizes several sources, primarily pricing services, which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category. Trust preferred securities are valued using Level 3 valuation inputs as discussed in Note 3.
Loans — The Company does not record loans at fair value on a recurring basis, other than loans that are considered impaired, which are recorded at the lower of fair value (less cost to sell) or amortized cost. At December 31, 2011, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the underlying collateral is based upon an observable market price or current appraised value, and, therefore, the Company classifies these assets in the nonrecurring Level 3 category. The total principal balance of impaired loans measured at fair value at December 31, 2011 was $108,393. Loans held for sale are measured using actual commitments to purchase such loans.
Deposits — The fair value of demand deposits, savings accounts, and interest-bearing transaction account deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities, which is a nonrecurring Level 3 valuation technique.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Banks are also required to maintain additional capital as described below under agreements with the banking regulators. Company management believes that, as of December 31, 2011, the Company and Banks meet all capital adequacy requirements to which they are subject, with the exception of the increased capital levels required by the regulatory agreements.
As of December 31, 2011, the most recent notification from the applicable regulatory authorities categorized the Banks as adequately capitalized banks under the regulatory framework for prompt corrective action. To be categorized as a well capitalized bank, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that Company management believes have changed the Banks' risk categories.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at December 31, 2011, 2010, and 2009 are presented in the following table:

	Actual		For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$78,089	9.50%	$65,787	≥8.0%	N/A	N/A
Reliance Bank	$77,452	9.86%	$62,865	≥8.0%	$78,581	≥10.0%
Reliance Bank, FSB	$3,453	9.52%	$2,903	≥8.0%	$3,628	≥10.0%

Tier 1 capital (to risk-weighted assets):
Consolidated	$67,548	8.21%	$32,893	≥4.0%	N/A	N/A
Reliance Bank	$67,403	8.58%	$31,432	≥4.0%	$47,149	≥6.0%
Reliance Bank, FSB	$2,963	8.17%	$1,451	≥4.0%	$2,177	≥6.0%

Tier 1 capital (to average assets):
Consolidated	$67,548	6.13%	$44,100	≥4.0%	N/A	N/A
Reliance Bank	$67,403	6.54%	$41,215	≥4.0%	$51,519	≥5.0%
Reliance Bank, FSB	$2,963	4.10%	$2,888	≥4.0%	$3,610	≥5.0%

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

	Actual		For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$108,209	10.05%	$86,168	≥8.0%	N/A	N/A
Reliance Bank	$102,606	10.03%	$81,824	≥8.0%	$102,280	≥10.0%
Reliance Bank, FSB	$4,033	7.53%	$4,287	≥8.0%	$5,359	≥10.0%

Tier 1 capital (to risk-weighted assets):
Consolidated	$93,896	8.72%	$43,084	≥4.0%	N/A	N/A
Reliance Bank	$89,574	8.76%	$40,912	≥4.0%	$61,368	≥6.0%
Reliance Bank, FSB	$3,330	6.21%	$2,144	≥4.0%	$3,215	≥6.0%

Tier 1 capital (to average assets):
Consolidated	$93,896	7.14%	$52,589	≥4.0%	N/A	N/A
Reliance Bank	$89,574	7.29%	$49,161	≥4.0%	$61,451	≥5.0%
Reliance Bank, FSB	$3,330	4.01%	$3,324	≥4.0%	$4,155	≥5.0%

	Actual		For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Total capital (to risk-weighted assets):
Consolidated	$146,809	11.38%	$103,198	≥8.0%	N/A	N/A
Reliance Bank	$124,248	10.17%	$97,691	≥8.0%	$122,113	≥10.0%
Reliance Bank, FSB	$14,390	18.52%	$6,215	≥8.0%	$7,769	≥10.0%

Tier 1 capital (to risk-weighted assets):
Consolidated	$130,486	10.12%	$51,599	≥4.0%	N/A	N/A
Reliance Bank	$108,965	8.92%	$48,845	≥4.0%	$73,268	≥6.0%
Reliance Bank, FSB	$13,401	17.25%	$3,108	≥4.0%	$4,661	≥6.0%

Tier 1 capital (to average assets):
Consolidated	$130,486	8.52%	$61,244	≥4.0%	N/A	N/A
Reliance Bank	$108,965	7.62%	$57,211	≥4.0%	$71,514	≥5.0%
Reliance Bank, FSB	$13,401	13.57%	$3,952	≥4.0%	$4,940	≥5.0%

On November 30, 2009, Reliance Bank’s Board of Directors entered into an Agreement (the Agreement) with the Missouri Division of Finance and the Federal Deposit Insurance Corporation (FDIC). The Agreement is discussed in detail within the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Company's March 31, 2011 Quarterly Report of Form 10-Q, which was filed on May 13, 2011. On February 14, 2011, Reliance Bank’s Board of Directors entered into a Consent Order (the Consent Order) with the FDIC, which superseded the Agreement noted previously. The Consent Order requires the Bank to (a) develop a written management plan to have and retain qualified management; (b) charge off adversely classified assets identified during the FDIC’s September 20, 2010 examination of Reliance Bank; (c) develop a written plan to reduce Reliance Bank’s risk exposure in each asset in excess of $2 million classified as substandard or doubtful in the FDIC’s Report of Examination for its September 20, 2010 examination; (d) not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit or obligation with Reliance Bank that has been, in whole or in part, charged off or adversely classified as substandard or doubtful in the FDIC’s Report of Examination, unless the denial of additional credit would be detrimental to Reliance Bank, as determined by the Bank’s Board of Directors; (e) develop a written plan for systematically reducing and monitoring the Bank’s concentrations of credit as listed in the FDIC’s Report of Examination to an amount that is commensurate with Reliance Bank’s business strategy, management expertise, size, and location; (f) review and maintain an adequate reserve for loan losses on a quarterly basis; (g) maintain minimum capital ratios of an 8% Tier 1 leverage capital ratio and 12% Total risk-based capital ratio; (h) not increase salaries or pay bonuses for any executive officer, pay management fees, or declare or pay any dividends; (i) review the liquidity, contingent funding, and interest rate risk policies and plans and develop or amend such policies and plans to address how the Bank will increase its liquid assets and reduce its reliance on volatile liabilities for liquidity purposes; (j) not accept, increase, renew, or roll over any brokered deposits; (k) develop a written three-year business/strategic plan and one-year profit and budget plan; (l) eliminate and/or correct any violations of laws, rules, and regulations identified in the FDIC’s Report of Examination; and (m) provide periodic progress reports on the above matters to the FDIC.
On February 10, 2010, Reliance Bank, FSB’s Board of Directors entered into a Memorandum of Understanding (the OTS MOU) with the Office of Thrift Supervision (OTS). The OTS MOU is discussed in detail within the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed on May 13, 2011. On June 8, 2011, the OTS issued a Cease and Desist Order (OTS Order) to Reliance Bank, FSB, which supersedes the OTS MOU. The OTS Order requires Reliance Bank, FSB to (a) by September 30, 2011, have and maintain minimum capital ratios of 7% Tier 1 capital ratio and 13% Total risk-based capital ratio; (b) submit a revised written plan to achieve and maintain the capital levels noted above; (c) on a quarterly basis, the Reliance Bank, FSB Board of Directors shall review compliance with the capital plan; (d) within fifteen days of (1) failing to meet the capital requirements noted in (a) above; (2) failing to comply with the capital plan noted in (b) above, or (3) any written request from the OTS, Reliance Bank, FSB shall submit a written contingency plan that details actions to be taken to achieve one of the following results (i) merger with, or acquisition by, another federally insured depository institution or holding company thereof; or (ii) voluntary dissolution by filing an appropriate application with the OTS in conformity with applicable laws, regulations, and guidance; (e) submit a new business plan for the second half of 2011, and annually thereafter; (f) prepare and adopt a detailed written plan to reduce the level of criticized assets; (g) not originate, purchase, or commit to originate or purchase any new commercial real estate loans without the prior written nonobjection of the OTS; (h) not increase total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of nonobjection of the OTS; (i) comply with prior notification requirements for changes in directors and senior executive officers; (j) not declare or pay dividends or make any other capital distributions; (k) not enter into, renew, extend, or revise any contractual agreement relating to compensation or benefits for any senior executive officer or director without prior written notice to the OTS; (l) not make any golden parachute payment or prohibited indemnification payment; (m) not enter into any arrangement or contract with a third-party service provider that is significant to the overall operation or financial condition of Reliance Bank, FSB; (n) prohibit the increase in the dollar amount of brokered deposits; and (o) not engage in any new transaction with an affiliate unless Reliance Bank, FSB has complied with notice requirements.
The Company has filed an application with the applicable regulatory agencies to merge Reliance Bank, FSB into Reliance Bank under the Missouri banking charter.
Reliance Bank and Reliance Bank, FSB have submitted revised capital plans to the regulators for their approval. The revised plans address efforts to raise additional capital and its timing. Although no capital is guaranteed, the revised plans demonstrate the Company's efforts to raise the additional capital. If the regulators choose not to accept these revised plans, they could revise the current agreements and provide new limitations or require additional reporting in the future.
On March 6, 2010, the Company entered into a Memorandum of Understanding (the Fed MOU) with the Federal Reserve Bank of St. Louis (the Federal Reserve). The Agreement is discussed in detail within the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed on May 13, 2011. On July 14, 2011, the Company entered into an agreement (the Fed Agreement) with the Federal Reserve Bank of St. Louis, which superseded the Fed MOU. The Fed Agreement requires the Company to (a) take steps to ensure that the Bank complies with Reliance Bank's Consent Order noted above; (b) not, without the prior written approval of the Federal Reserve, (i) declare or pay any dividends, (ii) receive dividends or any other form of payment from Reliance Bank representing a reduction in capital, (iii) receive dividends or any other form of payment from

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

Reliance Bank, FSB representing a reduction in capital, to the extent that any restriction by Reliance Bank, FSB's federal regulator limiting the payment of dividends or other inter-corporate payments is in force, (iv) incur, increase, or guarantee any debt, or (v) purchase or redeem any shares of its stock; (c) submit to the Federal Reserve an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis; (d) within 30 days after the end of any quarter in which the Company's capital ratios fall below the approved capital plan's minimum ratios, provide the Federal Reserve with a written notice and plan detailing the Company's planned steps to increase its capital ratios; (e) submit to the Federal Reserve a written statement of planned sources and uses of cash; (f) comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers; (g) comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and (h) submit quarterly progress reports to the Federal Reserve.
While no absolute assurance can be given, management of the Company and Banks believe the necessary actions have been or are being taken toward complying with the provisions of the Consent Order, OTS Order, and Fed Agreement. It is not presently determinable what actions, if any, the banking regulators might take if the provisions of the Consent Order, OTS Order, and Fed Agreement are not complied with within the specific time periods required.

NOTE 16 — QUARTERLY FINANCIAL INFORMATION (unaudited)
Following is a summary of quarterly financial information for the years ended December 31, 2011, 2010, and 2009:

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2011:
Total interest income	$13,797	12,755	11,697	10,912	49,161
Total interest expense	4,462	4,253	3,535	3,036	15,286
Net interest income	9,335	8,502	8,162	7,876	33,875
Provision for possible loan losses	5,100	6,816	5,144	6,730	23,790
Noninterest income	719	1,037	869	2,971	5,596
Noninterest expense	10,146	10,908	8,095	11,914	41,063
Loss before applicable income taxes	(5,192)	(8,185)	(4,208)	(7,797)	(25,382)
Applicable income taxes	—	—	—	8,616	8,616
Net loss	(5,192)	(8,185)	(4,208)	(16,413)	(33,998)

Preferred stock dividends	(554)	(555)	(581)	(573)	(2,263)
Net loss attributable to common shareholders	$(5,746)	(8,740)	(4,789)	(16,986)	(36,261)
Weighted average shares outstanding:
Basic	22,556,804	22,580,672	22,597,772	22,619,024	22,588,755
Diluted	22,556,804	22,580,672	22,597,772	22,619,024	22,588,755

Earnings per share:
Basic	$(0.25)	(0.39)	(0.21)	(0.75)	(1.61)
Diluted	$(0.25)	(0.39)	(0.21)	(0.75)	(1.61)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2010:
Total interest income	$17,608	16,657	15,687	14,194	64,146
Total interest expense	6,790	6,446	5,500	4,901	23,637
Net interest income	10,818	10,211	10,187	9,293	40,509
Provision for possible loan losses	7,692	9,628	17,203	6,969	41,492
Noninterest income	655	786	1,121	945	3,507
Noninterest expense	7,755	7,565	8,918	15,503	39,741
Loss before applicable income taxes	(3,974)	(6,196)	(14,813)	(12,234)	(37,217)
Applicable income taxes	(1,475)	(2,693)	(5,960)	21,440	11,312
Net loss	(2,499)	(3,503)	(8,853)	(33,674)	(48,529)

Preferred stock dividends	(549)	(551)	(554)	(554)	(2,208)
Net loss attributable to common shareholders	$(3,048)	(4,054)	(9,407)	(34,228)	(50,737)
Weighted average shares outstanding:
Basic	20,972,091	21,221,753	22,569,372	22,680,721	21,867,606
Diluted	20,972,091	21,221,753	22,569,372	22,680,721	21,867,606

Earnings per share:
Basic	$(0.15)	(0.19)	(0.42)	(1.51)	(2.32)
Diluted	$(0.15)	(0.19)	(0.42)	(1.51)	(2.32)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands of dollars, except shares and per share data)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2009:
Total interest income	$19,984	19,276	18,892	18,437	76,589
Total interest expense	10,975	9,993	9,095	8,942	39,005
Net interest income	9,009	9,283	9,797	9,495	37,584
Provision for possible loan losses	2,250	14,000	11,450	25,750	53,450
Noninterest income	535	663	1,514	1,213	3,925
Noninterest expense	7,241	8,698	8,727	9,380	34,046
Income (loss) before applicable income taxes	53	(12,752)	(8,866)	(24,422)	(45,987)
Applicable income taxes	(38)	(4,379)	(3,091)	(9,122)	(16,630)
Net income (loss)	91	(8,373)	(5,775)	(15,300)	(29,357)

Preferred stock dividends	—	(557)	(545)	(545)	(1,647)
Net income (loss) attributable to common shareholders	$91	(8,930)	(6,320)	(15,845)	(31,004)
Weighted average shares outstanding:					—
Basic	20,746,267	20,855,898	20,918,020	20,935,083	20,864,483
Diluted	20,818,840	20,859,102	20,918,020	20,935,083	20,881,108

Earnings per share:
Basic	<.01	(0.43)	(0.30)	(0.76)	(1.49)
Diluted	<.01	(0.43)	(0.30)	(0.76)	(1.49)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Allan D. Ivie, IV
Allan D. Ivie, IV
Chief Executive Officer

By:	/s/ David P. Franke
David P. Franke
Interim Chief Financial Officer
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allan D. Ivie, IV	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2012
Allan D. Ivie, IV

/s/ David P. Franke	Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2012
David P. Franke

/s/ Robert M. Cox, Jr.	Director	March 30, 2012
Robert M. Cox, Jr.

/s/ Richard M. Demko	Director	March 30, 2012
Richard M. Demko

/s/ Scott S. Sachtleben	Director	March 30, 2012
Scott S. Sachtleben

/s/ Barry D. Koenemann	Director	March 30, 2012
Barry D. Koenemann

/s/ Gary R. Parker	Director	March 30, 2012
Gary R. Parker

/s/ James E. SanFilippo	Director	March 30, 2012
James E. SanFilippo

/s/ Lawrence P. Keeley, Jr.	Director	March 30, 2012
Lawrence P. Keeley, Jr

PART II — OTHER INFORMATION
Part II — Item 6 — Exhibits

Exhibit
number	Description

3.1	Restated Articles of Incorporation of Reliance Bancshares, Inc. (filed as Exhibit 3.1 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.2	Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.2 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.3
Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series A, of Reliance Bancshares, Inc. (filed as Exhibit 4.1 to the registrant's Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.4
Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.2 to the registrant's Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.5
Corrected Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.3 to the registrant's Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

3.6
Notice of Exempt Offerings of Securities for the issuance of Perpetual Convertible Preferred Stock, no par value, Series C. (Filed as Form D with the SEC on December 18, 2009 (File No. 021-137031) and incorporated herein by reference).

10.5	2001 Incentive Stock Option Plan (filed as Exhibit 10.8 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.6	2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.9 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.7	First Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.10 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.8	Second Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.11 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.9	2003 Incentive Stock Option Plan (filed as Exhibit 10.12 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.1	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.11	First Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.14 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.12	Second Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.15 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.13	2004 Non-Qualified Stock Option Plan (filed as Exhibit 10.16 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.14	2005 Incentive Stock Option Plan (filed as Exhibit 10.17 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.15	2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.18 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.16	First Amendment of the 2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.18	Reliance Bancshares, Inc. 2005 Employee Stock Purchase Plan (filed as Exhibit 10.21 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

10.19	2007 Non-Qualified Stock Option Plan (filed as Exhibit 10.26 to the registrant's Amendment No. 2 to its Form 10 (File No. 000-52588) filed on July 19, 2007 and incorporated herein by reference).

10.20
Letter Agreement dated February 13, 2009 including the Securities Purchase Agreement - Standard Terms incorporated by reference therein between the Company and the Treasury (filed as Exhibit 4.3 to the registrant's Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.21
Form of Omnibus Agreement between Reliance Bancshares, Inc. and each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.2 to the registrant's Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.22
Waivers executed by each of Jerry S. Von Rohr, Dale E. Oberkfell, David S. Matthews, Daniel W. Jasper and Daniel S. Brown (filed as Exhibit 10.3 to the registrant's Form 8-K (File No. 000-52588) filed on February 23, 2009 and incorporated herein by reference).

10.23
Employment Agreement between Reliance Bancshares, Inc. and Allan D. Ivie, IV dated June 4, 2010 (filed as Exhibit 10.1 to the Registrar's Form 8-K filed on June 24, 2010 and incorporated herein by reference).

10.24
Written Agreement by and between Reliance Bancshares, Inc. and the Federal Reserve Bank of St. Louis, effective July 14, 2011 (filed as Exhibit 10.1 to the registrant's Form 8-K (File No. 000-52588) filed on July 20, 2011 and incorporated herin by reference).

14.1	Reliance Bancshares, Inc. Code of Conduct and Ethics (filed as Exhibit 14.1 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

21.1*	Subsidiaries of Reliance Bancshares, Inc.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document