Form 10-K/A
period 2011-12-31
Reliance Bancshares, Inc.
filed 2012-04-27
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Title of Class
Class A Common Stock, par value $0.25
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”

in Rule 12b-2 of the Exchange Act:

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,761,792 shares of common stock outstanding as of April 17, 2012.
Documents incorporated by reference: None

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our annual report on Form 10-K for the fiscal year ended December 31, 2011, as originally filed with the Securities and Exchange Commission ("SEC") on March 30, 2012, (the "Original Filing") to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors Executive Officers
Information Regarding the Directors
Richard M. Demko, DDS, MSD, age 66, has served on the Board of Directors of the Company since 2003, as well as serving on the Board of Directors for Reliance Bank since 1999. He was appointed to the Company’s Audit Committee in April 2007. He also serves on the faculty of St. Louis University Center for Advanced Dental Education. He is a member or on the board of numerous civic and professional organizations and on the advisory board of “Bank Director” magazine. Dr. Demko maintained his own private orthodontic practice from 1974 until recently selling the practice. He regularly performs consulting for practices throughout the United States. Dr. Demko’s experience as a business owner for nearly 37 years in St. Louis, our major market area, bring a very useful knowledge of the St. Louis business community and many of its members to the Board. The Company considers Dr. Demko a highly qualified candidate for service on the Board and any committees due to this business experience and his knowledge of the banking industry.
Allan D. Ivie, IV, age 50, joined the Company on June 23, 2010 as president and CEO of the Company and President and CEO of Reliance Bank. Mr. Ivie also became a Director of the Company, Chairman of Reliance Bank and Chairman of Reliance Bank, FSB. He previously served as President and Chief Operating Officer of The PrivateBank from June 2000 to June 2010. Mr. Ivie has been in the banking industry for 29 years. Also, he serves on the Board of Directors of several civic organizations, including The Backstoppers, Beyond Housing/Neighborhood Housing Services, RHCDA, St. Louis Economic Council and the Urban League of Metropolitan St. Louis, Inc. The Company feels Mr. Ivie is very highly qualified for service on the Board and any committee due to his years of experience in the banking industry.
Lawrence P. “Rusty” Keeley, Jr., age 42, has served on the Board of Directors of Reliance Bank since the founding of the Bank in 1999 and the Company since 2009. Mr. Keeley also serves on the advisory Board of Healing the Children Medical Charity as an active host family for children. He is the President and CEO of Keeley Construction Company in Sauget, Illinois, and the President and CEO of ADB Utility Contractors of St. Louis, Missouri. He has served in these positions since 1994 and 1996, respectively. Having been a Director for Reliance Bank for over 13 years, the Company feels Mr. Keeley’s experience within the financial industry makes him an excellent choice to assist the Board of Directors of the Company. Moreover, the Company considers Mr. Keeley to be a qualified candidate for service on the Board of Directors and any committees due to his experience as the President and CEO of successful construction and contracting companies in St. Louis, Missouri, our major market area, and his knowledge of the business community in this area.
Scott A. Sachtleben, age 52, has served on the Board of Directors of Reliance Bank since 2006 and the Company since 2009. Mr. Sachtleben is Senior Vice President of Development and General Counsel for the DESCO Group, Inc., where he has been employed since 2001. Mr. Sachtleben previously was a partner with the law firm of Greensfelder, Hemker & Gale, P.C., where he practiced for 15 years, primarily in the real estate, corporate and securities areas of law. Mr. Sachtleben has been practicing within the legal areas prudent to the banking industry and the Company for over 21 years. His practice area and current position with DESCO Group, Inc. brings a valuable level of knowledge and expertise to corporate and banking laws and procedures. The Company feels he is highly qualified for service on the Board and any committee due to this experience, along with his education and training as an attorney.
James E. SanFilippo, age 61, has served on the Board of Directors of the Company since 1999, as well as serving on the Board of Directors and Marketing Committee for Reliance Bank until December, 2009. He was appointed to the Company’s Nominating & Governance Committee in April 2007 until 2008, when he was appointed to the Compensation Committee. He also served on the Executive Committee. In 2012, he serves on the Nominating Committee. Mr. SanFilippo retired in 2011 from Waylan Advertising where he served as President and owner since 2000. He has spent over 35 years serving Fortune 50 accounts as well as premier local accounts. He has volunteered marketing guidance for such charitable organizations as Herbert Hoover Boys & Girls Club and the Semper Fi Injured Marines Fund. His experience in the areas of advertising and marketing has given helpful insight for the Company while guiding its marketing efforts. The Company feels Mr. SanFilippo is highly qualified for service on the Board and any committee due to his marketing and advertising experience.

Robert M. Cox, Jr., age 66, has served on the Board of Directors of the Company since February 2007, and had also served on the Board of Directors for Reliance Bank since 2005. He was appointed to the Company’s Audit Committee in April 2007 and assumed the role as Chairman of the Committee in 2009. Mr. Cox also serves as a Trustee for Drury University in Springfield, Missouri. He is also a member of the Dean’s Advisory Council for the Kelley School of Business at Indiana University in Bloomington, Indiana. Additionally, he is a Director of the St. Louis Club, Kidsmart, and Beyond Housing. Mr. Cox is the retired Senior Vice President in Administration for Emerson Electric Co. in St. Louis, Missouri, where he had been employed since 1975. He currently serves as a consultant to Emerson Electric Co. Mr. Cox is a very respected and well-known business person in the St. Louis community, and his experience and reputation is a valuable contribution to the Board and the Company. His insight into business and administration is a great addition to the Board and the Company feels Mr. Cox is highly qualified for service on the Board and any committees for these reasons.
Gary R. Parker, age 62, has served on the Board of Directors of the Company since its inception in 1998, as well as serving on the Board of Directors for Reliance Bank until stepping down in 2008. He has served as Chairman of the Company’s Compensation Committee since 2005 and also serves on the Executive Committee. He is the owner and founder of Center Oil Company and its subsidiaries and affiliates, located in St. Louis, Missouri, started in 1986. Mr. Parker serves on the Board of Directors of World Point Terminals Inc. and Green Plains Renewal Energy, Inc. Mr. Parker is one of the strongest business owners in St. Louis and brings a wealth of knowledge and business contacts to the Company. Mr. Parker is the Company’s largest shareholder and has a vested interest in the performance of the Company. Therefore, with Mr. Parker’s business acumen and personal interest in the Company, the Company feels he is very highly qualified for service on the Board and any committee.
Barry D. Koenemann, age 63, has served on the Board of Directors of the Company since 1999, as well as serving on the Board of Directors for Reliance Bank until December 2009. He was appointed to the Company’s Nominating & Governance Committee in April 2007, and serves as its Chairman. He also serves on the Compensation Committee. Mr. Koenemann serves on the Board of Directors of Wings of Hope, a non-profit humanitarian organization that provides medical assistance/air transportation around the world. He is also a member of the University of Missouri-Rolla Board of Trustees, Engineers Club of St. Louis, Creve Coeur Chamber of Commerce and the Creve Coeur Building Code of Appeals. Mr. Koenemann is Chairman and CEO of United Construction Ent. Co., a general contracting firm he founded in 1991. Mr. Koenemann’s experience as Chairman and CEO of United Construction Ent. Co. has provided him with extensive insight into operating a successful business and the real estate and construction business of St. Louis. Mr. Koenemann brings a strong business background, along with memberships in numerous charitable organizations, which are excellent qualities for the Board. The Company feels Mr. Koenemann is very highly qualified for service on the Board and any committee.
Information Regarding Directors Emeritus
Effective with their resignations as members of the Company's Board of Directors, the Company appointed Fortis M. Lawder, William P. Stiritz and Ralph W. Casazzone as Directors Emeritus. Directors Emeritus are welcome to attend meetings of the Board, but are not counted for purposes of determining whether a quorum is present and are not permitted to vote. Only Mr. Lawder is compensated for his services as a Director Emeritus, as he regularly attends Board meetings and counsels the Board in its duties.

Fortis M. Lawder, age 84, has been Director Emeritus since May 2010 and currently serves as Secretary of the Company. Mr. Lawder had served on the Board of Directors of the Company since 1998, as well as serving on the Board of Directors for Reliance Bank. He had been general counsel for both entities since their inception and had also served on the Company's Nominating and Governance Committee. Mr. Lawder has been a practicing attorney for more than 61 years and has represented over 50 different banks, bank holding companies and thrifts during his years as a lawyer.

William P. Stiritz, age 77, has been Director Emeritus of the Company since August 21, 2009. Mr. Stiritz had served on the Board of Directors for the Company since February 2007. Mr. Stiritz serves as the President of Westgate Equity Partners L.P. and of Westgate Group; he has been a Partner of Westgate Group since September 1998. Mr. Stiritz has been the Chairman and CEO of Post Holdings, Inc. since September 27, 2011. He has been Chairman of the Board of Ralcorp since 1994. He served as Chairman of the Board of Ralston Purina Company from 1994 to 2007. Mr. Stiritz served as President and CEO of Ralston Purina Company from 1981 to 1997. He served as Chairman and Chairman Emeritus of Energizer Holdings from 2000 to 2008 and Chairman and CEO of Agribrands International from 1998 to 2001. Mr. Stiritz has served on numerous Boards of Directors including: Ball Corporation, Federated Department Stores, Vail Resorts, Interstate Bakeries, May Department Stores, Reinsurance Group of America, American Freightways, Angelica Corp, SC Johnson, BFGoodrich Tires, Boatmen's Bancshares and Macy's.

Ralph W. Casazzone, age 58, has been Director Emeritus since May 5, 2009. Mr. Casazzone had been a Director of the Company since the formation of the Company. Mr. Casazzone had served as a member of the Compensation Committee since 2005. Mr. Casazzone resides in Greenwich, Connecticut where he actively trades oil commodities for G.E. Warren Corp. of Vero Beach, Florida. From 1990 to 2005, Mr. Casazzone was President and Chairman of First National Oil Brokers Inc., a private enterprise located in Norwalk, Connecticut. Mr. Casazzone was instrumental in founding First National Oil Brokers in 1980. From 1993 thru 1998, Mr. Casazzone served as a member of the Board of Trustees of his alma mater, Polytechnic University, located in Brooklyn, New York.

Audit Committee
We have a separately designated audit committee that is composed of Mr. Cox, Dr. Demko, Mr. Sachtleben and Mr. Keeley, Jr., with Mr. Cox acting as Chairman. The Board of Directors has determined that all of the current members of the Audit Committee qualify as “audit committee financial experts” as defined under applicable rules of the SEC.
Code of Business Conduct and Ethics
In order to assure the proper and ethical performance of its business and to maintain the confidence of the public, customers, and stockholders, the Board of Directors of Reliance Bancshares, Inc. has established and adopted a Code of Conduct and Ethics (the “Code”). The Code establishes standards of ethical conduct and is applicable to the entire Company’s employees, officers and directors, including its principal executive, principal financial and principal accounting officers, and the employees of its subsidiaries. Any violation of this Code may result in corrective action, including termination from employment.
The Code is included as an exhibit in the Company’s initial Form 10 registration filing with the SEC and is available at www.sec.gov, or by contacting Reliance Bancshares, Inc., at 10401 Clayton Road, Frontenac, Missouri 63131.

Executive Officers
David P. Franke, age 41, was hired by Reliance Bank in August 2008 and has served as the Chief Accounting Officer of Reliance Bank and Treasurer of Reliance Bank FSB until his appointment as Interim CFO of the Company, Reliance Bank and Reliance Bank, FSB on February 14, 2012. Mr. Franke will serve as Interim Chief Financial Officer until a permanent replacement is named. Before joining the Company, Mr. Franke served as Senior Vice President - Controller of Partners Bank since 2004.

The biography of Mr. Ivie, the Company's CEO, is included in the section “Information Regarding the Directors” above.
James W. Kratzer, age 66, joined Reliance Bank on December 20, 2010 and serves as Executive Vice President and Senior Lender. Mr. Kratzer has 32 years of banking experience including commercial and industrial lending, commercial real estate lending and correspondent banking. Mr. Kratzer began his banking career with the First National Bank in Saint Louis later acquired by Bank of America. Mr. Kratzer's primary responsibilities include development of the commercial loan portfolio and assuring the continuance of the performing credit quality of the commercial loan portfolio of the Bank. Mr. Kratzer serves on the board of the Saint Louis Equity Fund and the Loyola Academy of Saint Louis.
Roy A. Wagman, age 60, was hired by the Company on September 21, 2010 as Executive Vice President and Chief Risk Officer of both the Company and Reliance Bank. Mr. Wagman is primarily responsible for supervising risk management policies and practices of the Company and the Bank relating to credit, financial and operational risks and oversees the Company’s compliance department. Mr. Wagman also serves as the CEO of Reliance Bank, FSB. Mr. Wagman has 38 years of banking experience. Prior to joining the Company, Mr. Wagman served as Vice Chairman and Chief Credit Officer of Excel Bank, headquartered in Sedalia, Missouri from January 1, 2010 to August 31, 2010. During 2008 and 2009, he served as Director of Private Banking for National City Bank, now PNC Bank. From 2005 to 2007, Mr. Wagman was Chief Credit Officer of National City Bank’s private banking group.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires our executive officers and Directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, Directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely upon its review of the forms it received and written representations from reporting persons, the Company believes that during the year ended December 31, 2011, all filing requirements applicable to officers, Directors and greater than 10% beneficial owners with respect to Section 16(a) of the Securities Exchange Act of 1934, as amended, were satisfied in a timely manner, except for the following: Mr. Ivie filed a late Form 4 to report his grant of 75,000 shares of restricted Class A Common Stock on January 1, 2011.

Item 11. Executive Compensation

The information presented below includes information regarding the compensation of our named executive officers for the year ended December 31, 2011.
Dale E. Oberkfell resigned as Executive Vice President and CFO of the Company and Reliance Bank as of December 31, 2011. Upon his resignation, all of his outstanding equity awards were forfeited. Roy A. Wagman joined the Company on September 21, 2010 and was not a named executive officer during fiscal 2010.
2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		All Other Compensation ($) (1)		Total ($)
Allan D. Ivie, IV, President and CEO of the Company	2011	416,315	120,750	(2)	17,374		554,439
	2010	215,165	92,000	(2)	1,144		308,309
Dale E. Oberkfell, Former Executive Vice President and CFO of the Company and Reliance Bank	2011	249,979	—		10,219	(3)	260,198
	2010	229,465	—		7,508	(3)	236,973
Roy A. Wagman, Executive Vice President and Chief Risk Officer of the Company and CEO of Reliance Bank, FSB	2011	199,561	—		3,101		202,662

(1)
“All Other Compensation” consists of the following: (i) for all named executive officers, Company matching contributions paid to the Company’s 401(k) plan on behalf of each named executive officer; (ii) for Mr. Ivie, club membership dues; (iii) for Mr. Ivie, cellular phone expenses.

(2)
As part of his employment agreement, Mr. Ivie received 75,000 shares of restricted stock valued at $1.61 per share on January 1, 2011 and 40,000 shares of restricted stock valued at $2.30 per share on July 1, 2010. The grant date fair value of these shares was determined using the last reported sales price of the Company's Class A common stock on the date of the grant as reported by the Over-the-Counter Quote Board ("OTCQB"). The awards are subject to a two-year cliff vesting period and subject to minimum holding periods as required by TARP Regulations.

(3)	Includes director fees of $2,400 for serving as a member of Reliance Bank’s Board of Directors.
Compensation for Mr. Ivie was set according to the terms of his employment agreement, more fully described in the “Employment Agreements” section below.
2011 Outstanding Equity Awards at Fiscal Year-End Table
The following table reflects equity awards outstanding as of December 31, 2011 for the named executive officers. The information below has been restated to reflect a two-for-one stock split in May 2004 and an additional two-for-one stock split in December 2006. Upon his resignation as of December 31, 2011, all of Mr. Oberkfell's outstanding equity awards were forfeited.

	Plan Under Which Awards Were	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Name	Granted	#	(1)
Allan D. Ivie, IV (2)	2010 Restricted Stock Plan	40,000	$30,800
	2010 Restricted Stock Plan	75,000	$57,750
		115,000	$88,550

Roy A. Wagman (3)	2010 Restricted Stock Plan	20,000	$15,400

(1)	The market value of the awards reported above has been calculated based on a stock price of $.77, the last sales price of the Company's Class A Common Stock on December 30, 2011.

(2)
As part of his employment agreement, Mr. Ivie was granted 40,000 shares of restricted stock on July 1, 2010 and 75,000 shares of restricted stock on January 1, 2011 under the Company's 2010 Restricted Stock Plan. All awards are subject to a two-year cliff vesting period and subject to minimum holding periods as required by TARP regulations.

(3) Mr. Wagman was granted 30,000 restricted stock units on October 25, 2010, 10,000 of which vested on October 25, 2011, but have not yet been paid. The remaining units vest as follows: 10,000 units on October 25, 2012 and 10,000 units on October 25, 2013.

The 2010 Restricted Stock Plan is administered by the Company's Compensation Committee. The plan was created to promote the long-term financial success of the Company to attract, retain and reward individuals who can and do contribute to such success and to further align their interests with those of the Company's shareholders. A maximum of 500,000 shares of the Company's Class A Common Stock is able to be issued under the plan. The types of awards that may be granted under the plan include (a) restricted stock and (b) restricted stock units. A restricted stock award is an award entitling the recipient to acquire, at no cost or for a purchase price determined by the Committee, shares of stock subject to such restrictions and conditions as the Committee may determine at the time of grant. Conditions may be based on continuing service and/or achievement of pre-established performance goals and objectives. A restricted stock unit award is an award evidencing the right of the recipient to receive an equivalent number of shares of stock on a specific date or upon the attainment of pre-established performance goals, objectives, and other conditions specified by the Committee. Restricted stock unit awards may be settled in shares of stock, cash or a combination thereof, as may be determined by the Committee.

Employment Agreements
Allan D. Ivie, IV
Mr. Ivie serves as President and CEO of the Company and Chairman and CEO of Reliance Bank in accordance with his employment agreement. The initial term of his employment commenced June 23, 2010 and extends through January 3, 2013; provided that beginning February 1, 2012, the term shall be extended for one additional month on the first day of each calendar month, unless either party gives written notice of intent not to extend further. Either party may terminate the agreement without Cause or Good Reason (as defined in this agreement) at the end of the initial term by giving written notice at least 60 days prior to January 3, 2013.
Pursuant to the terms of his employment agreement, Mr. Ivie's salary for fiscal 2010 and fiscal 2011 was $425,000. He is not eligible for any bonuses so long as the TARP restrictions apply to his compensation, after which time he will be eligible for such bonuses as the Compensation Committee and Board of Directors may award.
The terms of his agreement provide that he shall receive awards of restricted shares of Class A Common Stock under the Company's 2010 Restricted Stock Plan in the following amounts: the lesser of 40,000 shares or the maximum number allowed by TARP on July 1, 2010; the lesser of 75,000 shares or the maximum number allowed by TARP on January 1, 2011; and the lesser of 65,000 shares or the maximum number allowed by TARP on January 1, 2012.

Mr. Ivie is entitled to the same fringe benefits provided other senior executive officers, including life insurance, health and disability benefits and reimbursement for reasonable business expenses. In addition, the Company pays certain club dues for him.
Mr. Ivie is also subject to non-compete and non-disclosure obligations pursuant to his employment agreement.

Dale E. Oberkfell

Mr. Oberkfell served as Executive Vice President and Chief Financial Officer of the Company and as President and Chief Operating Officer of Reliance Bank until his resignation effective December 31, 2011. During this tenure in these positions, his employment was governed by the terms of his employment agreement.

According to his employment agreement, Mr. Oberkfell was to be paid a minimum base salary of $188,000 per year, subject to the Board's review. Mr. Oberkfell was also eligible for an annual bonus, as determined by the Board and in accordance with any applicable TARP regulations. Under the terms of the agreement, Mr. Oberkfell was to be granted the following options to purchase additional Class A Common Stock of the Company: (i) an option to purchase 20,000 shares at the beginning of his third year of employment with the Company at fair market value on the date of grant; and (ii) an option to purchase 20,000 shares when the Company had consolidated assets in excess of $1 billion at fair market value on the date of grant. If Mr. Oberkfell's employment was terminated by the Company or Reliance Bank without Cause or by him for Good Reason, as defined in the agreement, or by reason of his death or disability, all outstanding options would have become fully vested and exercisable for no less than 90 days following such termination.

Mr. Oberkfell was entitled to the same employee benefits, including life insurance, health and disability benefits, and any additional benefits that the Company makes available for senior executive officers and was reimbursed for reasonable business expenses.

In the event that a Change in Control, as defined in his employment agreement, had occurred during the first two years of his employment and Mr. Oberkfell was not retained under an employment agreement lasting at least 18 months by the acquiring party in a comparable position at his then-current compensation, he would have been entitled to receive a lump sum payment equal to the lesser of (i) 2.99 times his average annual compensation for his employment period; or (ii) the maximum amount that the Company and Reliance Bank could have paid him without being subject to the imposition of any additional tax under Section 280G of the Internal Revenue Code, as amended. If there was a Change in Control during Mr. Oberkfell's third year of employment, and he was not retained as described above, Mr. Oberkfell would have been entitled to receive a lump sum payment equal to the lesser of (a) 1.5 times his average annual compensation; or (b) the maximum amount as stated in (ii) above.

The agreement provided that the Company could have terminated Mr. Oberkfell's employment at any time upon 30 days prior written notice. If his employment was terminated for Cause, as defined in the agreement, he would have received his compensation through the end of the 30-day notice period. If his employment was terminated by reason of his death or disability, Mr. Oberkfell's compensation and benefits would have ceased. If Mr. Oberkfell's employment would have been terminated by the Company without Cause or he terminated for Good Reason, as defined in the agreement, he would have been entitled to receive a lump sum payment equal to one of the following multiples (as applicable) of his aggregate compensation from the Company and Reliance Bank during the 12-month period preceding the termination of his employment: (i) if termination had occurred less than one year after his employment commenced, the multiplier would have been 2.99; (ii) if termination had occurred one year or more but less than two years after his employment commenced, the multiplier would have been 2.0; (iii) if termination had occurred two years or more but less than three years after his employment commenced, the multiplier will be 1.5; (iv) if termination had occurred more than three years but less than five years after his employment commenced, the multiplier will be 1.0; and (v) if termination had occurred five years or more after his employment commenced, he would not have received any payment.
Mr. Oberkfell was also subject to non-compete and non-disclosure obligations pursuant to his employment agreement.

Compensation Committee Report

Based on risk assessment and other compliance requirements set forth in the TARP Capital Purchase Program, the Compensation Committee (the “Committee”) met with the Company's Chief Risk Officer and CEO to review how it limited the features in the Senior Executive Officer (“SEO”) and employee compensation plans within the Company so that employees are not encouraged to take unnecessary and excessive risks that could threaten the value of the Company.

The review covered the following compensation plans:

•	1999 Incentive Stock Option Plan

•	2001 Incentive Stock Option Plan

•	2001 Non-Qualified Stock Option Plan

•	2003 Incentive Stock Option Plan

•	2003 Non-Qualified Stock Option Plan

•	2004 Non-Qualified Stock Option Plan

•	2005 Incentive Stock Option Plan

•	2005 Non-Qualified Stock Option Plan

•	2007 Non-Qualified Stock Option Plan

•	2010 Restricted Stock Plan

•	Mortgage Loan Commission Plan

•	Employment Agreements and Change-in-Control Agreements

The Committee used evaluation standards provided by Amalfi Consulting, now known as McLagan, to review all of the compensation programs within the Company. The evaluation standards focused on the following areas: compensation program administration, overall compensation structure, general incentive plan design and payout criteria, performance metrics, equity compensation, and termination provisions.

The review included the following observations:

•	During 2011, annual cash incentive plans were frozen and employees did not have the opportunity to earn incentives based on performance. No bonuses were earned or paid during the year.

•	Equity awards are tied to a vesting schedule and act to align interests with shareholders over the long term.

•	Grants of equity to select employees included vesting conditions based on both time and profitability as a further risk reduction.

•
The Company has begun to utilize restricted stock as an equity vehicle, among other reasons, because, restricted stock ensures employees gain and lose like shareholders. The incentive for employees to take unreasonable or inappropriate risks to keep stock prices above option exercise prices is reduced.

•
The Company has implemented a clawback provision for its SEOs and next 20 most highly compensated employees allowing the Company to recover all or part of bonuses, commissions or incentive compensation paid to any employees under such plans if the awards were based on results that are materially inaccurate, manipulated or fraudulent in nature.

It was the opinion of the Committee, the Chief Risk Officer and the independent consultant that the compensation programs do not encourage executive officers or other employees to take unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the Company.

The Compensation Committee certifies that:

(1)
It has reviewed with senior risk officers, the SEO compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company;

(2)	It has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

(3)
It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance compensation of any employee.

March 7, 2012
Respectfully submitted by:
Mr. Gary R. Parker, Chairman
Mr. Barry D. Koenemann
Mr. James E. SanFilippo

Director Compensation
The following table discloses the compensation paid in 2011 to each Director of the Company in 2011. Also included is compensation for Mr. VonRohr, who resigned from the Board effective September 19, 2011, Mr. Gideon, who resigned from the Board effective February 25, 2012, and Mr. Lawder, who serves as Director Emeritus.
Before his resignation, Mr. Gideon was elected by the Board of Directors of the Company as Non-Executive Chairman of the Board on April 25, 2011. His agreement was for an initial term of 90 days, subject to extension upon agreement of the parties. During the initial 90-day period, his compensation was fixed at $50,000 per month, plus reimbursement of certain expenses. After the initial 90-day period, Mr. Gideon's compensation was subject to adjustment. Mr. Gideon received $300,000 during his ten months of service in his position as Non-Executive Chairman.
Mr. Lawder is the only Director Emeritus of the Board who receives compensation in this role. Mr. Lawder received $600 per meeting that he attended.
Mr. Ivie is not separately compensated for his services as a member of the Board. His compensation for services as the Company's CEO is included in the "Executive Compensation" portion of this Annual Report on Form 10-K/A.
All non-employee directors receive $600 per meeting of the Board of Directors of the Company that he attends, and committee members receive an additional $200 per committee meeting attended, with the exception of the Audit Committee members, who receive $650 per meeting attended. Committee Chairmen do not receive additional compensation, with the exception of the Audit Committee Chairman, who receives $750 per meeting attended. Reliance Bank Board members also receive $400 for each meeting of Reliance Bank’s Board of Directors he attends. Members of Reliance Bank’s Credit Committee receive $500 per Credit Committee attended, and members of Reliance Bank’s Regulatory and Compliance Committee receive $400 per Regulatory and Compliance Committee attended, all of which are included in the amounts below.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Robert M. Cox, Jr. (1)	20,950	20,950
Richard M. Demko (2)	23,750	23,750
Patrick R. Gideon (3)	303,600	303,600
Lawrence P. Keeley, Jr. (4)	18,350	18,350
Barry D. Koenemann (5)	7,200	7,200
Fortis M. Lawder (6)	13,200	13,200
Gary R. Parker (7)	7,200	7,200
Scott A. Sachtleben (8)	19,350	19,350
James E. SanFilippo (9)	7,200	7,200
Jerry S. Von Rohr (10)	3,800	3,800

(1) Of this amount, $10,000 relates to fees received for his service as a Director and member of the Credit and Watch List Committees of Reliance Bank. As of December 31, 2011, Mr. Cox held the following vested, unexercised stock options: (i) an option to purchase 6,000 shares of Class A Common Stock at an exercise price of $9.625 per share, which expires on August 1, 2015; and (ii) an option to purchase 10,000 shares of Class A Common Stock at an exercise price of $16.50 per share, which expires on May 16, 2017.
(2) Of this amount, $13,300 relates to fees received for his service as a Director and member of the Credit, Watch List, and Regulatory and Compliance Committees of Reliance Bank. As of December 31, 2011, Dr. Demko held the following vested, unexercised stock options: (i) an option to purchase 16,000 share of Class A common Stock at an exercise price of $6.00 per share, which expires on January 15, 2013; (ii) an option to purchase 16,000 shares of Class A Common Stock at an exercise price of $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A Common Stock at an exercise price of $16.50 per share, which expires on May 16, 2017.
(3) As of December 31, 2011, Mr. Gideon held the following vested, unexercised stock options that, due to his resignation, must be exercised by February 25, 2013: (i) an option to purchase 8,000 shares of Class A Common Stock at an exercise price of $6.00 per share, which expires on January 15, 2013; (ii) an option to purchase 10,000 shares of Class A Common Stock at an exercise price of $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A Common stock at an exercise price of $16.50 per share, which expires on May 16, 2017.
(4) Of this amount, $7,900 relates to fees received for his service as a Director and member of the Credit Committee of Reliance Bank. At December 31, 2011, Mr. Keeley held the following vested, unexercised stock options: (i) an option to purchase 14,000 shares of Class A Common Stock at $6.00 per share, which expires on January 15, 2013; and (ii) an option to purchase 6,000 shares of Class A Common Stock at an exercise price of $7.25 per share, which expires on July 21, 2014. Additionally, as of December 31, 2011, Mr. Keeley held 5,000 restricted stock units, with 1,250 units vesting on December 31, 2010; 1,250 units vesting on December 31, 2011; 1,250 units vesting on December 31, 2012; and 1,250 units vesting on December 31, 2013.
(5) As of December 31, 2011, Mr. Koenemann held the following vested, unexercised stock options: (i) an option to purchase 16,000 shares of Class A Common Stock at an exercise price of $6.00 per share, which expires on January 15, 2013; (ii) an option to purchase 16,000 shares of Class A Common Stock at $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A Common Stock at $16.50 per share, which expires on May 16, 2017.
(6) Of this amount, $6,000 relates to fees for his service as a Director and member of the Regulatory and Compliance Committee of Reliance Bank. AS of December 31, 2011, Mr. Lawder held the following vested, unexercised stock options: i) an option to purchase 16,000 shares of Class A Common Stock at an exercise price of $6.00 per share, which expires on January 15, 2013; (ii) an option to purchase 16,000 shares of Class A Common Stock at $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A Common Stock at $16.50 per share, which expires on May 16, 2017.
(7) As of December 31, 2011, Mr. Parker held the following vested, unexercised stock options: (i) an option to purchase 16,000 shares of Class A Common Stock at $6.00 per share, which expires on January 15, 2013; (ii) an option to purchase 16,000 shares of Class A Common Stock at $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A Common Stock at $16.50 per share, which expires on May 16, 2017.
(8) Of this amount, $9,500 relates to fees received for his service as a Director and member of the Credit and Regulatory and Compliance Committee of Reliance Bank. As of December 31, 2011, Mr. Sachtleben held the following vested, unexercised options: (i) an option to purchase 6,000 shares of Class A Common Stock at $12.375 per share, which expires on August 1, 2015, 4,500 of which vested on October 26, 2008. Pursuant to the terms of the award, the remaining 1,500 options will vest when Mr. Sachtleben holds at least 6,000 shares of the Company's Class A Common Stock. Additionally, Mr. Sachtleben held 5,000 restricted stock units at December 31, 2011, with 1,250 units vesting on December 31, 2010; 1,250 units vesting on December 31, 2011; 1,250 units vesting on December 31, 2012; and 1,250 units vesting on December 31, 2013.
(9) At December 31, 2011, Mr. SanFilippo held the following vested, unexercised stock options: (i) an option to purchase 16,000 shares of Class A Common Stock at $6.00 per share, which expires on January 15, 2013; (ii) an option to purchase 16,000 shares of Class A Common Stock at $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A Common Stock at $16.50 per share, which expires on May 16, 2017.
(10) Of this amount, $800 relates to fees received for his service as a Director of Reliance Bank. At December 31, 2011, Mr. Von Rohr held the following vested, unexercised stock options: (i) an option to purchase 16,000 shares of Class A Common Stock at $6.00 per share, which expires on January 15, 2013; (ii) an option to purchase 18,000 shares of Class A Common Stock at $7.25, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A Common Stock at $16.50 per share, which expires on May 16, 2017. Due to his resignation, Mr. Von Rohr has until September 19, 2012 to exercise his options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth certain information regarding the beneficial ownership of shares of the Company's Class A Common Stock as of April 17, 2012 for (i) each Director; (ii) each of the named executive officers; (iii) all Directors and executive officers of the Company as a group; (iv) and each person known by the Company to own more than 5% of the Company's Class A Common Stock. The amount of Class A Common Stock owned, as reported below and in the footnotes, has been adjusted to reflect the May 2004 and December 2006 two-for-one stock splits. Unless otherwise indicated, to the knowledge of the Company, the listed individuals have shared voting power over shares held in joint tenancy and sole voting power in all other instances.

	Amount and Nature of Beneficial	Percent of Common Stock Beneficially
Beneficial Owner (1)	Ownership	Owned (2)
Gary R. Parker (3)	6,159,945	27.0%
William P. Stiritz (4)	2,556,310	11.2%
Richard M. Demko (5)	455,467	2.0%
Lawrence P. Keeley, Jr. (6)	395,640	1.7%
Barry D. Koenemann (7)	315,571	1.4%
Robert M. Cox, Jr. (8)	234,020	1.0%
James E. SanFilippo (9)	223,714	1.0%
Scott A. Sachtleben (10)	11,500	0.1%
Allan D. Ivie, IV (11)	186,893	0.8%
Roy A. Wagman (12)	18,645	0.1%
Dale E. Oberkfell (13)	32,360	0.1%
Directors and all executive officers as a group	10,598,542	46.1%

(1) The address for all holders listed below is 10401 Clayton Road, Frontenac, Missouri, 63131.
(2) The percentage of Common Stock owned by the Directors and executive officers is based on 22,731,792 of shares of Common Stock outstanding as of April 17, 2012.
(3) Includes 4,374,956 shares in his name; 933,768 shares held by G.P. & W, Inc., of which Mr. Parker is the sole owner; 666,667 shares in the Gary Parker Family Trust of which he is the Trustee; 84,000 shares held by Center Oil Company; 33,080 shares in his spouse's Exempt Trust; 21,892 shares in an IRA; and 3,582 shares in his spouse's IRA. The amount reported also includes 42,000 shares that Mr. Parker has the right to acquire pursuant to vested stock options.
(4) Includes 2,170,310 shares held by the William P. Stiritz Revocable Trust, of which Mr. Stiritz is the Trustee; 188,000 shares held as joint tenant with his spouse; and 188,000 shares held at Cede and Company. The amount reported also includes 10,000 shares that Mr. Stiritz has the right to acquire pursuant to vested stock options.
(5) Includes 186,896 held by the Richard M. Demko Living Trust, of which Dr. Demko is the Co-Trustee; 91,000 shares held by his spouse's Revocable Living Trust, of which he is a co-Trustee; 72,000 shares held in Dr. Demko's IRA; 48,000 shares in the name of the Demko Family Limited Partnership; and 12,000 shares in his spouse's IRA. The amount reported also includes 42,000 shares that Dr. Demko has the right to acquire pursuant to vested stock options and 3,571 shares that Dr.

Demko has a right to receive upon conversion of his Series C Preferred Stock.
(6) Includes 281,304 shares held as joint tenant with his spouse; 42,960 shares owned by the L. Keeley Construction Profit Sharing Plan for the benefit of Mr. Keeley; 20,000 shares owned by the L. Keeley Construction Co. Money Purchase Plan; 18,180 shares owned by the L. Keeley Construction Profit Sharing Plan for the benefit of Mr. Keeley's spouse; 10,000 shares owned by the L. Keeley Construction Co Profit Sharing Plan, of which Mr. Keeley is the Trustee; a total of 3,696 shares for his three sons, each son owning 1,232 shares singularly; and 3,000 shares in his name only. The amount reported also includes 14,000 shares that Mr. Keeley has the right to acquire pursuant to vested stock options and 2,500 shares that Mr. Keeley has the right to acquire pursuant to vested restricted stock units
(7) Includes 104,028 shares held by the Barry D. Koenemann Joint and Mutual Revocable Trust, of which Mr. Koenemann is a co-trustee; 82,972 shares in an IRA; 69,000 shares owned by United Construction Ent. Co.; 12,000 shares held by Mr. Koenemann's spouse's Revocable Trust, of which he is successor Trustee; 1,000 shares held by United Construction of Indianapolis; and 1,000 shares by United Construction of St. Louis. Mr. Koenemann is the sole owner of United Construction Ent. Co., United Construction Ent. Co. of Indianapolis, and United Construction Ent. Co. of St. Louis. The amount reported also includes 42,000 shares that Mr. Koenemann has the right to acquire pursuant to vested stock options and 3,571 shares that Mr. Koenemann has a right to receive upon conversion of his Series C Preferred Stock.
(8) Includes 218,020 shares held by the Robert M. Cox, Jr. Revocable Trust, of which Mr. Cox is the Trustee. The amount reported also includes 16,000 shares that Mr. Cox has the right to acquire pursuant to vested stock options.
(9) Includes 181,714 held as joint tenant with his spouse. The amount reported also includes 42,000 shares that Mr. SanFilippo has the right to acquire pursuant to vested stock options.
(10) Includes 4,500 shares in his name and 4,500 shares that he has the right to acquire pursuant to vested stock options. The amount reported also includes 2,500 shares that Mr. Sachtleben has the right to acquire pursuant to vested restricted stock units.
(11) Includes 186,893 shares in his name. This amount includes shares of restricted stock that were award as follows: 75,000 shares granted on January 1, 2011 that will vest on January 1, 2013 and 65,000 shares granted on January 1, 2012 that will vest on January 1, 2014.
(12) Includes 8,645 shares in his name and 10,000 shares that Mr. Wagman has the right to acquire pursuant to vested restricted stock units.
(13) Includes 16,700 shares in his name and 15,660 shares held at Cede and Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Interest of Management in Certain Transactions
The Company and its Banks have conducted, and expect to continue the practice of conducting, banking transactions in the ordinary course of business with their directors, executive officers, employees, and affiliates or family members of those entities, including but not limited to corporations, limited liability companies, partnerships or other organizations in which directors and executive officers have or will have a controlling interest, on substantially the same terms (including pricing, collateral requirements, interest rates and term length) as those then existing at the time and offered to unrelated parties. The Company does not expect these banking transactions to present more than the normal risk of collectability nor present other unfavorable terms to the Company and its subsidiaries. Any loans made to this group of persons or entities comply with Regulation O as promulgated by the Federal Reserve Board, which includes limiting the aggregate amount that can be loaned to the directors and executive officers in their individual capacities, complying with the lending policies and statutory lending limits, and directors having a personal interest in a loan application recusing themselves from voting on its approval.
On September 29, 2011, the Company executed a promissory note in favor of Gary R. Parker, a Director, pursuant to which Mr. Parker loaned the Company $200,000 at an interest rate of 7.00% annually. The loan is payable upon demand, or if no demand is made, the Company will pay the loan principal and plus interest on September 29, 2012. If cash is not available to pay the Note in full when due, the Company will issue a number of shares of its Class A Common Stock equivalent to the then principal and interest amounts due at an agreed price, which will be determined by using the average closing price of the stock for the last 20 trading days prior to the maturity date. To date, the Company has not paid any interest or principal, since none has been due.

Director Independence
The Company's shares are not currently listed on any national securities exchange or other automated quotation system, nor is the Company applying for the initial listing of its securities on any such exchange or system in connection with this filing. The Company, therefore, is not presently governed by specific corporate governance guidelines or rules imposing independence requirements on the composition of the Board of Directors and its committees.
The Company's Board of Directors has chosen, however, to evaluate the independence of its members according to the definition of “independence” as set forth in The NASDAQ Stock Market Marketplace Rules and has determined that the following members of the Board are independent: Robert M. Cox, Jr., Dr. Richard M. Demko, Patrick R. Gideon, Gary R. Parker, James E. SanFilippo and Scott A. Sachtleben. The Board has also determined that all members of the Company's Audit Committee are considered independent under the NASDAQ Stock Market's independence requirements for Audit Committee members.

Item 14. Principal Accountant Fees and Services

Cummings, Ristau & Associates, P.C. served as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2011. The following table presents fees for professional services rendered by Cummings, Ristau & Associates, P.C., for the fiscal years ending December 31, 2011 and 2010:

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$254,000	$254,000
Audit-Related Fees (2)	4,000	4,000
Tax Fees (3)	20,000	20,000
All Other Fees (4)	15,330	4,000
Total Fees	$293,330	$282,000
(1) Includes aggregate fees for the audit of the Company consolidated financial statements included in our Annual Report on Form 10-K, reviews of our financial statements included in each of our Quarterly Reports on Form 10-Q, and FDICIA internal control attestation for Reliance Bank and loan risk assessment.
(2) Includes aggregate fees for audits of pension and other employee benefit plan financial statements.
(3) Includes aggregate fees for tax compliance, including the preparation of and assistance with federal, state and local income tax returns. We engage Cummings, Ristau & Associates, P.C. to assist us with tax compliance services, including preparation and assistance with tax returns and filings, which the Company believes is more cost efficient and effective than to have only our employees conduct those services. The Public Company Accounting Oversight Board and certain investor groups have recognized that the involvement of an independent auditor in providing certain tax services may enhance the quality of an audit because it provides the auditor with better insights into a company’s tax accounting services.
(4) Includes fees for preparation of employee benefit plan annual reports and for assistance related to an Internal Revenue Service audit.

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy for pre-approving all audit and permissible non-audit services provided by the independent registered public accounting firm. Pursuant to this policy, all services disclosed in the table above were pre-approved by the Audit Committee.

PART IV
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

RELIANCE BANCSHARES, INC.

Date: April 27, 2012            By:    /s/ Allan D. Ivie, IV
Name:    Allan D. Ivie, IV
Title:    President and Chief Executive Officer
Principal Executive Officer

Date: April 27, 2012            By:    /s/ David P. Franke
Name:    David P. Franke
Title:    Interim Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
number	Description

3.1	Restated Articles of Incorporation of Reliance Bancshares, Inc. (filed as Exhibit 3.1 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.2	Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.2 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to the Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.3 to the registrant's Form 8-K (File No. 000-52598) filed on April 27, 2012 and incorporated herin by reference).

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

3.7
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

10.25 *	Written Agreement between Reliance Bancshares, Inc. and Patrick R. Gideon dated April 26, 2011.

10.26 *	Promissory Note between Gary R. Parker and Reliance Bancshares, Inc. dated September 29, 2011.

14.1	Reliance Bancshares, Inc. Code of Conduct and Ethics (filed as Exhibit 14.1 to the registrant's Form 10 (File No. 000-52588) filed on April 27, 2007 and incorporated herein by reference).

21.1 **	Subsidiaries of Reliance Bancshares, Inc.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Chief Executive Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 **	Certification for Years Following First Fiscal Year Certification Reliance Bancshares, Inc.

99.2 **	Certification for Years Following First Fiscal Year Certification Reliance Bancshares, Inc.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*         Filed herewith.
**    Filed with the Original Filing.