Form 10-Q
period 2012-03-31
Reliance Bancshares, Inc.
filed 2012-05-15
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer :☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,761,792 shares of common stock outstanding as of May 1, 2012.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	March 31,	December 31,
(In thousands, except share and per share data)	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$11,210	9,731
Interest-earning deposits in other financial institutions	98,197	43,799
Investments in available-for-sale debt securities, at fair value	234,841	222,207
Loans	671,265	720,531
Add net deferred loan costs	26	45
Less reserve for possible loan losses	(31,865)	(31,370)
Net loans	639,426	689,206
Residential mortgage loans held for sale	895	1,505
Premises and equipment, net	33,638	34,030
Accrued interest receivable	2,407	3,128
Other real estate owned	29,021	34,565
Identifiable intangible assets, net of accumulated amortization of $144 and $140 at March 31, 2012 and December 31, 2011, respectively	100	105
Other assets	7,992	8,550
	$1,057,727	1,046,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$66,195	66,765
Interest-bearing	819,765	820,121
Total deposits	885,960	886,886
Short-term borrowings	16,830	17,243
Long-term Federal Home Loan Bank borrowings	67,000	67,000
Accrued interest payable	633	673
Other liabilities	18,991	5,382
Total liabilities	989,414	977,184
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 250,000,000 shares authorized, 22,737,491 and 22,642,491 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5,684	5,661
Surplus	121,764	122,315
Accumulated deficit	(101,604)	(102,323)
Accumulated other comprehensive income — net unrealized holding gains (losses) on available-for-sale debt securities	(86)	1,434
Total stockholders’ equity	68,313	69,642
	$1,057,727	1,046,826
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2012 and 2011
(unaudited)

(In thousands, except share and per share data)	2012	2011
Interest income:
Interest and fees on loans	$8,541	12,070
Interest on loans held for sale	10	4
Interest on debt securities:
Taxable	887	1,516
Exempt from federal income taxes	144	188
Interest on short-term investments	37	19
Total interest income	9,619	13,797
Interest expense:
Interest on deposits	1,971	3,568
Interest on short-term borrowings	31	22
Interest on long-term Federal Home Loan Bank borrowings	598	872
Total interest expense	2,600	4,462
Net interest income	7,019	9,335
Provision for possible loan losses	2,598	5,100
Net interest income after provision for possible loan losses	4,421	4,235
Noninterest income:
Net gains on sales of debt securities	2,523	—
Service charges on deposit accounts	146	191
Other real estate owned income	142	216
Other noninterest income	354	312
Total noninterest income	3,165	719
Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	—	564
Portion of other-than-temporary losses recognized in other comprehensive income	—	(558)
Net impairment loss realized	—	6
Salaries and employee benefits	2,921	3,624
Other real estate owned expense	1,248	2,538
Occupancy and equipment expense	907	1,058
FDIC assessment	574	909
Data processing	416	414
Professional fees	252	589
Amortization of intangible assets	4	4
Other noninterest expenses	545	1,004
Total noninterest expense	6,867	10,146
Income (loss) before applicable income taxes	719	(5,192)
Applicable income tax	—	—
Net income (loss)	$719	(5,192)
Net income (loss)	$719	(5,192)
Preferred stock dividends	(584)	(554)
Net income (loss) attributable to common shareholders	$135	(5,746)
Per share amounts:
Basic income (loss) per share	$0.01	$(0.25)
Basic weighted average common shares outstanding	22,714,304	22,556,804
Diluted income (loss) per share	$0.01	$(0.25)
Diluted weighted average common shares outstanding	22,714,304	22,556,804
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2012 and 2011
(unaudited)

	2012	2011
(In thousands)
Net income (loss)	$719	(5,192)
Other comprehensive income (loss) before tax:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	—	(75)
Change in unrealized gains (losses) on other securities available-for-sale, net of reclassification	220	(40)
Reclassification adjustments for:
Available-for-sale security gains included in net income (loss)	(2,523)	—
Write-down of investment securities included in net income (loss)	—	6
Other comprehensive loss before tax	(2,303)	(109)
Income tax related to items of other comprehensive loss	783	37
Other comprehensive loss, net of tax	(1,520)	(72)
Total comprehensive loss	$(801)	(5,264)

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2012 and 2011
(unaudited)

	Preferred stock	Common stock	Surplus	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
(In thousands, except shares)
Balance at December 31, 2010	$42,555	5,620	124,366	(68,325)	30	104,246
Net loss	—	—	—	(5,192)	—	(5,192)
Accrual of dividends on preferred stock	—	—	(554)	—	—	(554)
Stock option expense	—	—	10	—	—	10
Issuance of restricted stock to officers - 75,000 shares	—	19	(19)	—	—	—
Amortization of restricted stock	—	—	58	—	—	58
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	(72)	(72)
Balance at March 31, 2011	$42,555	5,639	123,861	(73,517)	(42)	98,496
Balance at December 31, 2011	$42,555	5,661	122,315	(102,323)	1,434	69,642
Net income	—	—	—	719	—	719
Issuance of 95,000 shares of restricted stock	—	23	(23)	—	—	—
Accrual of dividends on preferred stock	—	—	(584)	—	—	(584)
Amortization of restricted stock	—	—	56	—	—	56
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	(1,520)	(1,520)
Balance at March 31, 2012	$42,555	5,684	121,764	(101,604)	(86)	68,313
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
(unaudited)

(In thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$719	(5,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,621	883
Provision for possible loan losses	2,598	5,100
Net losses (gains) on sales and write-downs of debt securities	(2,523)	6
Write-downs of premises and equipment, net of gains on sales	—	89
Net losses on sales and write-downs of other real estate owned	676	1,839
Stock option compensation cost	—	10
Amortization of restricted stock expense	56	58
Mortgage loans originated for sale in the secondary market	(7,562)	(3,136)
Mortgage loans sold in the secondary market	8,172	4,975
Decrease (increase) in accrued interest receivable	721	(158)
Decrease in accrued interest payable	(40)	(68)
Other operating activities, net	14,367	1,926
Net cash provided by operating activities	18,805	6,332
Cash flows from investing activities:
Purchase of available-for-sale debt securities	(107,286)	(30,267)
Proceeds from maturities and issuer calls of available-for-sale debt securities	15,808	25,856
Proceeds from sales of available-for-sale debt securities	77,856	—
Net decrease in loans	50,718	48,912
Proceeds from sale of other real estate owned	1,332	512
Purchase of premises and equipment	(17)	(89)
Net cash provided by investing activities	38,411	44,924
Cash flows from financing activities:
Net decrease in deposits	(926)	(17,683)
Net decrease in short-term borrowings	(413)	(494)
Payments of long-term Federal Home Loan Bank borrowings	—	(5,000)
Net cash used in financing activities	(1,339)	(23,177)
Net increase in cash and cash equivalents	55,877	28,079
Cash and cash equivalents at beginning of period	53,530	27,164
Cash and cash equivalents at end of period	$109,407	55,243
Supplemental information:
Cash paid for interest	$2,640	4,530
Noncash transactions:
Transfers to other real estate in settlement of loans	302	17,898
Loans made to facilitate the sale of other real estate	3,838	170
Accrual of preferred dividends	584	554
Issuance of restricted stock	23	19
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
The accounting and reporting policies of the Company and Banks conform to generally accepted accounting principles within the banking industry. In compiling the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in a short period of time include the determination of the reserve for possible loan losses, valuation of other real estate owned and deferred tax assets, and determination of possible impairment of intangible assets. Actual results could differ from those estimates.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation. Such reclassifications have no effect on previously reported net loss or stockholders’ equity.
Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in the Company’s previously issued Annual Report on Form 10-K.
Principles of Consolidation
The interim condensed consolidated financial statements include the accounts of the Company and Banks. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Accounting
The Company and Banks utilize the accrual basis of accounting, which includes in the total of net income all revenues earned and expenses incurred, regardless of when actual cash payments are received or paid. The Company is also required to report comprehensive income, of which net income is a component. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period, except those resulting from investments by, and distributions to, owners, and cumulative effects of any changes in accounting principles, tax benefits, or capital transactions recorded directly to capital accounts.
Cash Flow Information
For purposes of the interim condensed consolidated statements of cash flows, cash equivalents include amounts due from banks and interest-earning deposits in other financial institutions (all of which are payable on demand). Certain balances maintained in other financial institutions are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Federal Deposit Insurance Act through December 31, 2012. After that date, these balances would generally exceed the level of deposits insured by the FDIC.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Subsequent Events
The Company has considered all events occurring subsequent to March 31, 2012 for possible disclosures through the filing date of this Form 10-Q.
Income Taxes
Applicable income tax totaled $0 for the three months ended March 31, 2012 and 2011. Given the Company's cumulative losses that have occurred over the past three years, the Company maintains a full valuation reserve of $44,374 at March 31, 2012 for its deferred tax assets.
Earnings per Share
Basic earnings per share data is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised. The following table presents a summary of per share data and amounts for the periods indicated.

	Three-Months Ended March 31,
(In thousands, except shares and per share data)	2012	2011
Basic
Net income (loss) attributable to common shareholders	$135	$(5,746)
Weighted average common shares outstanding	22,714,304	22,556,804
Basic income (loss) per share	$0.01	$(0.25)
Diluted
Net income (loss) attributable to common shareholders	$135	$(5,746)
Weighted average common shares outstanding	22,714,304	22,556,804
Effect of dilutive stock options	—	—
Diluted weighted average common shares outstanding	22,714,304	22,556,804
Diluted income (loss) per share	$0.01	$(0.25)

NOTE 2 — INTANGIBLE ASSETS
(Amounts in thousands)
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at March 31, 2012 will be $4 per quarter until completely amortized.
NOTE 3 — STOCK-BASED COMPENSATION
(Amounts in thousands, except shares and per share amounts)
Various stock option plans have been adopted (both incentive stock option plans and nonqualified stock option plans) under which options to purchase shares of Company common stock may be granted to officers, employees, and directors of the Company and its subsidiary banks. All options were authorized and granted at prices approximating or exceeding the fair value of the Company’s common stock at the date of grant. Various vesting schedules have been authorized for the options granted to date by the Company’s Board of Directors, including certain performance measures used to determine vesting of certain options granted. Options expire up to ten years from the date of grant if not exercised. For certain of the options granted, the Company’s Board of Directors has the ability, at its sole discretion, to grant to key officers of the Company and Banks the right to surrender their options held to the Company, in whole or in part, and to receive in exchange for payment by the Company an amount equal to the excess of the fair value of the shares subject to such options over the exercise price to acquire such options. Such payments may be made in cash, shares of Company common stock, or a combination thereof.
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
Following is a summary of the Company’s stock option activity for the three-month periods ended March 31, 2012 and 2011:

	Weighted average option price per share	Number of shares	Remaining contractual term (years)	Aggregate intrinsic value
Three months ended March 31, 2011:
Balance at December 31, 2010	$7.98	1,969,916
Forfeited	5.31	(462,500)
Balance at March 31, 2011	8.80	1,507,416	3.38	$—
Exercisable at March 31, 2011	8.83	1,473,916	3.28	—
Three months ended March 31, 2012:
Balance at December 31, 2011	$9.45	671,516
Forfeited	10.90	(11,600)
Balance at March 31, 2012	9.43	659,916	2.83	$—
Exercisable at March 31, 2012	9.43	659,916	2.83	—

A summary of the activity of nonvested options for the three-month periods ended March 31, 2012 and 2011 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2010	77,139	$0.61
Granted	—	—
Vested	(41,556)	0.72
Forfeited	(2,083)	—
Nonvested at March 31, 2011	33,500	0.51

Nonvested at December 31, 2011	6,250	$—
Granted	—	—
Vested	(6,250)	—
Forfeited	—	—
Nonvested at March 31, 2012	—	—
The total fair value of shares (based on the fair value of the options at their respective grant dates) subject to options that vested during the three months ended March 31, 2012 and 2011 was $0 and $30, respectively.
As of March 31, 2012, there was no remaining unrecognized compensation expense related to nonvested stock options granted. During the three months ended March 31, 2012 and 2011, the Company recognized stock option expense of $0 and $10, respectively.
During the three months ended March 31, 2012 and 2011, the Company awarded 95,000 and 75,000 shares, respectively, of the Company’s common stock on a restricted basis to certain officers which will vest over varying periods up to three years. The awarded shares are being amortized over the estimated vesting periods.
A summary of the activity of the Company’s restricted stock for the three months ended March 31, 2012 and 2011 is as follows:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2010	191,366	$1.28
Granted	75,000	1.61
Vested	—	—
Forfeited	(12,750)	—
Outstanding at March 31, 2011	253,616	1.44

Outstanding at December 31, 2011	212,633	$1.34
Granted	95,000	0.90
Vested	—	—
Forfeited	(400)	—
Outstanding at March 31, 2012	307,233	1.20
The Company amortizes the expense related to restricted stock as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted to senior executive officers will vest in two or three years after the grant date, and when all funds received under the Troubled Assets Relief Program Capital Purchase Program have been paid in full. Expense for restricted stock of $56 and $58 was recorded for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total unrecognized compensation expense related to restricted stock awards was $195, and the related weighted average period over which it was expected to be recognized was approximately 22 months.

NOTE 4 — INVESTMENTS IN DEBT SECURITIES
(Amounts in thousands)
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Banks’ available-for-sale debt securities at March 31, 2012 and December 31, 2011 are as follows:

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2012
Obligations of U.S. government agencies and corporations	$44,239	131	(141)	44,229
Obligations of state and political subdivisions	13,110	637	(14)	13,733
Trust preferred securities	3,062	—	(2,345)	717
U.S. agency residential mortgage-backed securities	174,561	1,965	(364)	176,162
	$234,972	2,733	(2,864)	234,841

December 31, 2011
Obligations of U.S. government agencies and corporations	$45,743	424	(9)	46,158
Obligations of state and political subdivisions	14,608	700	(15)	15,293
Trust preferred securities	3,063	—	(2,277)	786
U.S. agency residential mortgage-backed securities	156,620	3,573	(223)	159,970
	$220,034	4,697	(2,524)	222,207
The amortized cost and estimated fair value of debt and equity securities classified as available-for-sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

(In thousands)	Amortized cost	Estimated fair value
Due one year or less	$978	999
Due one year through five years	24,113	24,321
Due five years through ten years	31,065	31,436
Due after ten years	4,255	1,923
U.S. agency residential mortgage-backed securities	174,561	176,162
	$234,972	234,841
Provided below is a summary of available-for-sale investment securities which were in an unrealized loss position at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$19,296	(141)	—	—	19,296	(141)
Obligations of state and political subdivisions	566	(14)	—	—	566	(14)
Trust preferred securities	—	—	717	(2,345)	717	(2,345)
U.S. agency residential mortgage-backed securities	63,160	(364)	—	—	63,160	(364)
	$83,022	(519)	717	(2,345)	83,739	(2,864)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$4,201	(9)	—	—	4,201	(9)
Obligations of state and political subdivisions	565	(15)	—	—	565	(15)
Trust preferred securities	—	—	786	(2,277)	786	(2,277)
U.S. agency residential mortgage-backed securities	24,255	(223)	—	—	24,255	(223)
	$29,021	(247)	786	(2,277)	29,807	(2,524)
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
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts, and insurance companies. The market for trust preferred securities at March 31, 2012 was not active and markets for similar securities were also not active. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for the securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is not more likely than not that the Banks will be required to sell them.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The Banks’ trust preferred securities consist of the following issues:

	Pools
(In thousands, except banks/insurers)	I PreTsl III	PreTsl XXVIII	PreTsl XIV	T Pref I	Total
Class	C	B	B-1	B
Original par	$1,000	1,000	1,000	1,000
Book value	1,000	934	550	578	3,062
Fair value	256	96	15	350	717
Discounted cash flows	1,005	939	559	617
Year-to-date 2012 impairment	—	—	—	—	—
Lowest credit rating assigned to security:
Moody's	NR	Ca	Ca	Ca
Fitch	CCC	CC	C	D
Number of banks/insurers	24	56	60	17
Banks/insurers currently performing	22	38	31	13
Actual deferrals and defaults as a percentage of
the original collateral	11.61%	26.88%	38.23%	12.42%
Excess subordination as a percentage of the
remaining performing collateral	(0.52)%	(6.12)%	(46.50)%	(65.86)%
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (OTTI). The following table provides information about those trust preferred securities for which only a credit loss was recognized in income, and other losses are recorded in other comprehensive loss for the three months ended March 31, 2012 and 2011:

(In thousands)	March 31, 2012	March 31, 2011
Accumulated credit losses on trust preferred securities:
Beginning of period	$955	919
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	6
Reductions due to increases in expected cash flows	—	—
End of period	$955	925
During the first quarter of 2012, certain available-for-sale securities were sold for proceeds totaling $77,856, resulting in gross gains of $2,523.

NOTE 5 — LOANS
(Amounts in thousands)
The composition of the loan portfolio at March 31, 2012 and December 31, 2011 is as follows:

(In thousands)	March 31, 2012	December 31, 2011
Commercial:
Real estate	$465,262	512,094
Other	51,570	69,989
Real estate:
Construction	83,654	71,163
Residential	70,136	66,858
Consumer	643	427
	$671,265	720,531

The Banks grant commercial, industrial, residential, and consumer loans (including overdrafts totaling $309 and $52 at March 31, 2012 and December 31, 2011, respectively) throughout the St. Louis, Missouri metropolitan area and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

At March 31, 2012, the Company's consolidated reserve for loan losses calculation had the following components (in thousands of dollars):

Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	21	$27,360	2,131
Residential real estate	12	4,037	416
Commercial real estate	28	36,778	3,968
Commercial and industrial	5	3,148	475
Consumer	—	—	—
		$71,323	6,990

     General reserve for nonimpaired credits:

Loan type	Historical charge-off percentage	Adjusted charge-off percentage	Nonimpaired loan balance	Calculated reserve
Real estate construction	10.96%	13.23%	$56,294	7,450
Residential real estate	1.93	3.48	66,099	2,299
Commercial real estate	2.74	3.28	428,484	14,040
Commercial and industrial	1.16	2.19	48,422	1,061
Consumer	1.91	3.90	643	25
			599,942	24,875
Total			$671,265	31,865

At December 31, 2011, the Company’s consolidated reserve for loan losses calculation had the following components (in thousands of dollars):
Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	25	$17,176	2,179
Residential real estate	12	2,805	91
Commercial real estate	35	72,347	4,084
Commercial and industrial	11	16,062	1,072
Consumer	1	3	—
		$108,393	7,426

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

Following is an analysis of the reserve for loan losses by loan type and those loans that have been specifically evaluated or evaluated in aggregate at March 31, 2012 and 2011 (in thousands of dollars):

	March 31, 2012
(In thousands)	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total

Reserve for possible loan losses:
Beginning balance, December 31	$17,277	2,063	9,818	2,197	15	31,370
Charge-offs	(2,246)	(2)	(84)	(98)	(10)	(2,440)
Recoveries	267	8	49	6	7	337
Provision	2,710	(533)	(202)	610	13	2,598
Ending balance, March 31	$18,008	1,536	9,581	2,715	25	31,865
Individually evaluated for impairment	$3,968	475	2,131	416	—	6,990
Collectively evaluated for impairment	14,040	1,061	7,450	2,299	25	24,875

Financial receivables:
Individually evaluated for impairment	$36,778	3,148	27,360	4,037	—	71,323
Collectively evaluated for impairment	428,484	48,422	56,294	66,099	643	599,942
Ending balance, March 31	$465,262	51,570	83,654	70,136	643	671,265

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

	March 31, 2011
(In thousands)	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total

Reserve for possible loan losses:
Beginning balance, December 31	$21,406	2,029	11,966	1,871	29	37,301
Charge-offs	(3,351)	(50)	(3,562)	(352)	(8)	(7,323)
Recoveries	6	1	1,945	10	2	1,964
Provision	3,987	114	750	264	(15)	5,100
Ending balance, March 31	$22,048	2,094	11,099	1,793	8	37,042
Individually evaluated for impairment	$9,143	1,709	3,591	263	1	14,707
Collectively evaluated for impairment	12,905	385	7,508	1,530	7	22,335

Financial receivables:
Individually evaluated for impairment	$115,640	11,990	27,982	5,032	4	160,648
Collectively evaluated for impairment	554,591	61,881	59,156	61,416	540	737,584
Ending balance, March 31	$670,231	73,871	87,138	66,448	544	898,232

Following is a summary of past-due loans by type and by number of days delinquent at March 31, 2012 and December 31, 2011 (in thousands of dollars):

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment > 90 days and accruing
2012
Commercial:
Real estate	$420	4,308	18,389	23,117	442,145	465,262	—
Other	—	—	248	248	51,322	51,570	—
Real estate:
Construction	—	—	24,727	24,727	58,927	83,654	—
Residential	—	85	1,955	2,040	68,096	70,136	—
Consumer	—	—	—	—	643	643	—
Total	$420	4,393	45,319	50,132	621,133	671,265	—

2011
Commercial:
Real estate	$6,718	4,295	32,542	43,555	468,539	512,094	—
Other	—	4	117	121	69,868	69,989	—
Real estate:
Construction	—	—	15,862	15,862	55,301	71,163	61
Residential	—	—	1,073	1,073	65,785	66,858	100
Consumer	—	—	3	3	424	427	—
Total	$6,718	4,299	49,597	60,614	659,917	720,531	161

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of impaired loans by type at March 31, 2012 and December 31, 2011 (in thousands of dollars):

	Recorded investment with no reserve	Recorded investment with reserve	Total recorded investment	Unpaid principal balance	Related reserve
2012
Commercial:
Real estate	$23,498	13,280	36,778	43,891	3,968
Other	3,148	—	3,148	3,393	475
Real estate:
Construction	15,420	11,940	27,360	44,882	2,131
Residential	1,584	2,453	4,037	4,900	416
Consumer	—	—	—	—	—
Total	$43,650	27,673	71,323	97,066	6,990

2011
Commercial:
Real estate	$40,329	32,018	72,347	89,977	4,084
Other	1,787	14,275	16,062	16,723	1,072
Real estate:
Construction	723	16,453	17,176	35,077	2,179
Residential	2,466	339	2,805	3,614	91
Consumer	—	3	3	3	—
Total	$45,305	63,088	108,393	145,394	7,426

Following is a summary of impaired loans by type for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$52,431	40	120,087	308
Other	3,303	2	11,102	7
Real estate:
Construction	27,879	6	29,644	13
Residential	4,076	—	5,229	—
Consumer	2	—	4	—
Total	$87,691	48	166,066	328

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of loans on nonaccrual status by type at March 31, 2012 and December 31, 2011 (in thousands of dollars):

(In thousands)	2012	2011
Commercial:
Real estate	$36,339	68,031
Other	3,145	1,553
Real estate:
Construction	27,205	16,269
Residential	4,035	2,776
Consumer	—	3
Total	$70,724	88,632

Following is a summary of loans segregated based on credit quality indicators at March 31, 2012 and December 31, 2011 (in thousands of dollars):

2012 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$381,341	34,171	34,367	62,887	641	513,407
Special mention	28,310	2,986	1,745	2,915	2	35,958
Substandard	55,611	14,413	47,542	4,334	—	121,900
Doubtful	—	—	—	—	—	—
Total	$465,262	51,570	83,654	70,136	643	671,265

2011 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$398,900	50,900	32,808	61,182	422	544,212
Special mention	31,910	3,008	21,179	2,600	2	58,699
Substandard	81,284	16,081	17,176	3,007	3	117,551
Doubtful	—	—	—	69	—	69
Total	$512,094	69,989	71,163	66,858	427	720,531

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
The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the three months ended March 31, 2012 and 2011 (in thousands of dollars):

	Three months ended March 31,
2012	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Real estate	2	$1,328	1,328
Other	—	—	—
Real estate:
Construction	—	—	—
Residential	1	489	384
Consumer	—	—	—
	3	$1,817	1,712

2011
Commercial:
Real estate	1	$1,187	1,187
Other	—	—	—
Real estate:
Construction	1	116	116
Residential	—	—	—
Consumer	—	—	—
	2	$1,303	1,303

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The following table shows the recorded investment in TDR loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the three months ended March 31, 2012 and 2011 (in thousands of dollars):

Three months ended March 31,
2012	Number of loans	Recorded investment
Commercial:
Real estate	—	$—
Other	—	—
Real estate:
Construction	—	—
Residential	—	—
Consumer	—	—
	—	$—

2011
Commercial:
Real estate	—	$—
Other	—	—
Real estate:
Construction	—	—
Residential	—	—
Consumer	—	—
	—	$—

NOTE 6 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance sheet financial instruments at March 31, 2012:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$47,301
Standby letters of credit	11,277
$58,578
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

in the contract. Of the total commitments to extend credit at March 31, 2012, $11,926 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment on which the Banks generally have a superior lien.
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

NOTE 7 — FAIR VALUE MEASUREMENTS
(Amounts in thousands)
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The following table summarizes financial instruments measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
March 31, 2012:
Assets:
Available-for-sale securities:
Obligations of U.S. government agencies and corporations	$—	44,229	—	44,229
Obligations of state and political subdivisions	—	13,733	—	13,733
Trust preferred securities	—	—	717	717
U.S. agency residential mortgage-backed securities	—	176,162	—	176,162
Total available for sale securities	—	234,124	717	234,841

Loans held for sale	—	895	—	895
Total recurring fair value measurements	$—	235,019	717	235,736

December 31, 2011:
Assets:
Available-for-sale securities:
Obligations of U.S. government agencies and corporations	$—	46,158	—	46,158
Obligations of state and political subdivisions	—	15,293	—	15,293
Trust preferred securities	—	—	786	786
U.S. agency residential mortgage-backed securities	—	159,970	—	159,970
Total available for sale securities	—	221,421	786	222,207

Loans held for sale	—	1,505	—	1,505
Total recurring fair value measurements	$—	222,926	786	223,712

Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of those instruments under the valuation hierarchy:

Investments in Available-for-Sale Debt Securities — The Company’s available-for-sale debt securities are measured at fair value using Levels 2 and 3 valuations. For all debt securities other than the trust preferred securities described below, the market valuation utilizes several sources, primarily pricing services, which include observable inputs rather than “significant unobservable inputs” and, therefore, fall into the Level 2 category.
Trust preferred securities are valued using Level 3 valuation inputs as described in note 4 because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the trust preferred securities. The trust preferred securities are the only assets measured on a recurring basis using Level 3 inputs.
Loans Held for Sale - Loans held for sale, which consist generally of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. The estimated fair value of residential mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Company classifies as a Level 2 fair value measurement.
For the three months ended March 31, 2012 and 2011, the changes in assets, consisting solely of trust preferred securities, measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were as follows:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

	2012	2011

Balance, at fair value on December 31	$786	511
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses) for the period:
Net unrealized gain (loss) arising through March 31	(67)	171
Impairment write-downs recognized through March 31	—	(6)
Purchases, issues, sales, and settlements:
Principal payments received through March 31	(2)	(2)
Balance, at fair value on March 31	$717	674
The following table summarizes financial instruments measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
March 31, 2012:

Assets:
Impaired loans	—	—	64,333	64,333
Other real estate owned	—	—	29,021	29,021
Total nonrecurring fair value measurements	—	—	93,354	93,354

December 31, 2011:

Assets:
Impaired loans	—	—	100,967	100,967
Other real estate owned	—	—	34,565	34,565
Total nonrecurring fair value measurements	—	—	135,532	135,532

Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of these instruments under the valuation hierarchy:

Impaired Loans - At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the reserve for possible loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and the client's business, resulting in a Level 3 fair value classification.

Other Real Estate Owned - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2012 the significant unobservable inputs used in the fair value measurements were as follows:

	Fair value	Valuation technique	Significant unobservable inputs	Range (Weighted average)

Trust preferred securities	$717	Discounted cash flows	Prepayment rate	0.0%-1.0% (0.5%)
Impaired loans	64,333	Appraisal value	N/A	N/A
Other real estate owned	29,021	Appraisal value	N/A	N/A

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

		Fair value measurements using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total fair value
March 31, 2012
Financial assets:
Cash and due from banks	$109,407	109,407	—	—	109,407
Investments in debt securities	234,841	—	234,124	717	234,841
Loans, net	639,426	—	—	640,872	640,872
Loans held for sale	895	—	895	—	895
Accrued interest receivable	2,407	2,407	—	—	2,407
	$986,976	111,814	235,019	641,589	988,422
Financial liabilities:
Deposits	$885,960	508,356	—	382,275	890,631
Short-term borrowings	16,830	16,830	—	—	16,830
Long-term Federal Home Loan Bank borrowings	67,000	—	—	77,114	77,114
Accrued interest payable	633	633	—	—	633
	$970,423	525,819	—	459,389	985,208

December 31, 2011
Financial assets:
Cash and due from banks	$53,530	53,530	—	—	53,530
Investments in debt securities	222,207	—	221,421	786	222,207
Loans, net	689,206	—	—	692,936	692,936
Loans held for sale	1,505	—	1,505	—	1,505
Accrued interest receivable	3,128	3,128	—	—	3,128
	$969,576	56,658	222,926	693,722	973,306
Financial liabilities:
Deposits	$886,886	503,733	—	384,875	888,608
Short-term borrowings	17,243	17,243	—	—	17,243
Long-term Federal Home Loan Bank borrowings	67,000	—	—	71,407	71,407
Accrued interest payable	673	673	—	—	673
	$971,802	521,649	—	456,282	977,931

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Cash and Other Short-Term Instruments — For cash and due from banks (including interest-earning deposits in other financial institutions), accrued interest receivable (payable), and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or reprice in a short time period.
Loans — The fair value of loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities. The Banks' current loan rates are comparable with rates offered by other financial institutions. The reserve for possible loan losses is considered to be a reasonable estimate of discount for credit quality concerns.
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

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three-month periods ended March 31, 2012 and 2011. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2011, included in our most recent annual report on Form 10-K.
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
Overview of Operations
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 22 locations of its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). Since its opening in 1999 through March 31, 2012, Reliance Bank has established a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois, and has total assets, loans, and deposits of $994 million, $641 million, and $826 million, respectively, at March 31, 2012.
On January 17, 2006, the Company opened a new federal savings bank, Reliance Bank, FSB, in Ft. Myers, Florida. At March 31, 2012, Reliance Bank, FSB has two branch locations in southwestern Florida and has total assets, loans, and deposits of $66 million, $30 million, and $60 million, respectively.
The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
Executive Summary of Results of Operations and Financial Condition
The Company’s consolidated net income (loss) for the quarters ended March 31, 2012 and 2011 totaled $719 thousand and $(5.2 million), respectively. Provision for loan losses declined by $2.5 million (49.06%) for the same period last year. Noninterest income increased by $2.4 million over the same period last year. Total noninterest expense decreased by $3.28 million (32.33%) compared to first quarter 2011. The Company’s year-to-date net interest margin percentage dropped to 2.89% at March 31, 2012 from 3.12% for the same period last year. Net interest income declined by $2.3 million from the same period last year. The reasons for these changes are discussed in more detail in the following paragraphs.
Provision and Asset Quality
Provision for loan losses declined by $2.5 million (49.06%) for the first three months of 2012 compared to the same period last year, partially due to a decrease in the Company's nonperforming loans of $23.2 million (22.2%) to $81.1 million at March 31, 2012, compared to $104.3 million at December 31, 2011. Total nonperforming assets decreased $28.9 million (20.7%) to $110.5 million at March 31, 2012, from $139.4 million at December 31, 2011. Nonperforming loans declined during the quarter due to principal payments, payoffs, charge-offs, and foreclosures. Year-to-date net charge-offs declined $3.3 million compared with the same period last year.

Management remains focused on improving credit quality and, as a result of continued economic strains, has implemented problem credit action plans. The Company has maintained elevated personnel levels to address asset quality issues and dispose of nonperforming assets.
Noninterest Income
Total noninterest income during the first quarter of 2012 increased by $2.4 million (340.19%) to $3.17 million compared to $719 thousand during the same period last year. The Company realized a gain of $2.5 million on the sale of investment securities during the first quarter of 2012.
Noninterest Expense
Total noninterest expense decreased by $3.2 million for the first quarter of 2012 to $6.9 million from $10.1 million during the first quarter of 2011, primarily driven by a reduction in costs associated with other real estate owned and reduced personnel costs.
Net Interest Margin
The Company’s year-to-date net interest margin percentage dropped to 2.89% at March 31, 2012 from 3.12% for the same period last year. Year-to-date net interest income declined by $2.3 million from the same period last year. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes, mitigated by a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix.
The following are certain ratios generally followed in the banking industry for the three-month periods ended March 31, 2012 and 2011:

	As of and for the quarters ended March 31,
	2012	2011
Percentage of net income (loss) to:
Average total assets	0.28%	(1.66)%
Average stockholders’ equity	4.12%	(20.27)%
Net interest margin	2.89%	3.12%
Percentage of average stockholders’ equity to average total assets	6.75%	8.05%
Recent Developments
Regulatory Agreements
(amounts in thousands of dollars)
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
On February 10, 2010, the Reliance Bank, FSB Board of Directors entered into a Memorandum of Understanding (the OTS MOU) with the Office of Thrift Supervision (OTS). The OTS MOU is discussed in detail within the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed on May 13, 2011. On June 8, 2011, the OTS issued a Cease and Desist Order (OTS Order) to Reliance Bank, FSB, which supersedes the OTS MOU. The OTS Order requires Reliance Bank, FSB to (a) by September 30, 2011, have and maintain minimum capital ratios of 7% Tier 1 capital ratio and 13% Total risk-based capital ratio; (b) submit a revised written plan to achieve and maintain the capital levels noted above; (c) on a quarterly basis, the Reliance Bank, FSB Board of Directors shall review compliance with the capital plan; (d) within fifteen days of (1) failing to meet the capital requirements noted in (a) above; (2) failing to comply with the capital plan noted in (b) above, or (3) any written request from the OTS, Reliance Bank, FSB shall submit a written contingency plan that details actions to be taken to achieve one of the following results (i) merger with, or acquisition by, another federally insured depository institution or holding company thereof; or (ii) voluntary dissolution by filing an appropriate application with the OTS in conformity with applicable laws, regulations, and guidance; (e) submit a new business plan for the second half of 2011, and annually thereafter; (f) prepare and adopt a detailed written plan to reduce the level of criticized assets; (g) not originate, purchase, or commit to originate or purchase any new commercial real estate loans without the prior written nonobjection of the OTS; (h) not increase total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of nonobjection of the OTS; (i) comply with prior notification requirements for changes in directors and senior executive officers; (j) not declare or pay dividends or make any other capital distributions; (k) not enter into, renew, extend, or revise any contractual agreement relating to compensation or benefits for any senior executive officer or director without prior written notice to the OTS; (l) not make any golden parachute payment or prohibited indemnification payment; (m) not enter into any arrangement or contract with a third-party service provider that is significant to the overall operation or financial condition of Reliance Bank, FSB; (n) prohibit the increase in the dollar amount of brokered deposits; and (o) not engage in any new transaction with an affiliate unless Reliance Bank, FSB has complied with notice requirements. During July 2011, responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency (OCC) and the OTS no longer exists. The Company's obligations under the OTS Order are to the OCC.
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

Suspension of Dividend Payments
(amounts in thousands)
On February 11, 2011, the Company announced that it had suspended dividends on its preferred stock. The Company has outstanding $40,000 of 5% Series A Fixed Rate Cumulative Perpetual Preferred Stock, $2,000 of 9% Series B Fixed Rate Cumulative Preferred Stock, and $555 of 7% Series C Perpetual Convertible Preferred Stock. The Series A and Series B Preferred Stock were issued to the U. S. Treasury under the federal TARP program. The Series C Preferred Stock was issued to various shareholders in a private placement. Deferred dividends totaled $2,847 as of March 31, 2012. The Company does not pay dividends on its common stock.

De-registration of Common Stock
On April 27, 2012, the Company filed a Form 15 with the SEC to terminate the registration of our Class A Common Stock under Section 12(g) of the Exchange Act. The Company is eligible to terminate our registration because of a provision of the recently-signed Jumpstart Our Business Startups Act of 2012 (the JOBS Act) that permits banks and bank holding companies to terminate the registration of a class of securities that is held of record by fewer than 1,200 persons.

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on reporting operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for the year ended December 31, 2011 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K, which was filed March 30, 2012. Management believes that there have been no material changes to our critical accounting policies during the first three months of 2012.

Results of Operations for the Three-Month Periods Ended March 31, 2012 and 2011
(Amounts in thousands)
Net Interest Income
The Company’s net interest income decreased $2,316 (24.81%) to $7,019 for the three-month period ended March 31, 2012 from the $9,335 earned during the three-month period ended March 31, 2011. The Company’s net interest margin for the three-month periods ended March 31, 2012 and 2011 was 2.89% and 3.12%, respectively. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes. The Company has realized a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix. The Company’s average rate on interest-bearing liabilities for the three-month periods ended March 31, 2012 and 2011 was 1.16% and 1.62%, respectively. The Company’s average yield on interest earning assets for the three-month periods ended March 31, 2012 and 2011 was 3.95% and 4.60%, respectively.
Average earning assets for the first three months of 2012 decreased $236,234 (19.30%) to $987,775 from the level of $1,224,009 for the first three months of 2011. A significant portion of this decline can be attributed to the decrease in outstanding loan balances. Total average loans for the first three months of 2012 decreased $247,426 (26.28%) to $694,091 from the level of $941,517 for the first three months of 2011. The decline is the result of the planned shrinkage of the balance sheet and to lessen the reliance on commercial real estate.
Total average investment securities for the first three months of 2012 decreased $17,242 (7.02%) to $228,323 from the level of $245,565 for the first three months of 2011. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide support for pledging purposes for borrowing agreements with correspondent banks, the Federal Home Loan Banks, and the Federal Reserve, (d) provide a secondary source of liquidity through “laddered” maturities of such securities, and (e) provide increased interest income over that which would be earned on overnight/daily investments. The total carrying value of securities pledged to secure deposits and repurchase agreements and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank was approximately $145,067 and $147,400 at March 31, 2012 and 2011, respectively.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand, and investment security maturities. Excess funds not invested in loans or investment securities are invested overnight with various unaffiliated financial institutions. The average balances of such short-term investments for the three-month periods ended March 31, 2012 and 2011 were $65,361 and

$36,927, respectively.
Total average interest-bearing deposits for the first three months of 2012 were $822,023, a decrease of $191,155 (18.87%) from the level of $1,013,178 for the first three months of 2011. With the decline in loan demand and low rates available on investments, the Banks have reduced their rate sensitive deposits.
The Company’s short-term borrowings consist of overnight funds from unaffiliated financial institutions, securities sold under sweep repurchase agreements with larger deposit customers, and borrowings of Reliance Bancshares, Inc. Average short-term borrowings for the three months ended March 31, 2012 decreased $831 (5.87%) to $13,322 from $14,153 for the three months ended March 31, 2011. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.
The Company has used longer-term advances to match with longer-term fixed rate assets. The average balance of Federal Home Loan Bank (FHLB) advances decreased $25,409 (27.50%) to $67,000 for the first three months of 2012, compared with $92,409 for the first three months of 2011. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three-month periods ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Average deposits:
Noninterest-bearing	6.37%	5.26%

Transaction accounts	21.47	21.85
Savings	23.74	26.58
Time deposits of $100,000 or more	17.31	13.21
Other time deposits	22.78	24.08
Total average interest-bearing deposits	85.30	85.72
Total average deposits	91.67	90.98
Average short-term borrowings	1.38	1.20
Average long-term advances from Federal Home Loan Bank	6.95	7.82
	100.00%	100.00%
The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest-bearing transaction accounts. Average noninterest-bearing accounts have increased to 6.37% of total funding sources for the three months ended March 31, 2012, compared to 5.26% of total funding sources for the three months ended March 31, 2011. However, interest-bearing transaction, and savings deposits have decreased to 45.21% of total funding sources for the three months ended March 31, 2012, compared to 48.43% of total funding sources for the three months ended March 31, 2011. Higher cost time deposits have increased to 40.09% of total funding sources for the three months ended March 31, 2012 from 37.29% for the three months ended March 31, 2011.
In spite of the change in funding composition noted above, the average rate paid on total interest-bearing liabilities declined from 1.62% to 1.16% for the three months ended March 31, 2012, compared to the same period in 2011. Rates on each category of interest-bearing deposits dropped for the three-month period ended March 31, 2012, compared to the same period in 2011. Given the low rate of interest rates for all deposits, customers are more willing to maintain their accounts in lower-yielding savings accounts with the expectation that rates will eventually increase, rather than locking up their funds in lower-yielding time deposits for any length of time.
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

	Three months ended March 31, 2012
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$694,091	66.73%	$8,556	4.96%
Investment securities:
Taxable	214,214	20.59	887	1.67
Exempt from federal income taxes (3)	14,109	1.36	215	6.13
Short-term investments	65,361	6.28	37	0.23
Total earning assets	987,775	94.96	9,695	3.95
Nonearning assets:
Cash and due from banks	6,330	0.61
Reserve for possible loan losses	(32,577)	(3.13)
Premises and equipment	33,890	3.26
Other assets	42,798	4.11
Available-for-sale investment market valuation	2,010	0.19
Total nonearning assets	52,451	5.04
Total assets	$1,040,226	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$206,903	19.89%	251	0.49%
Savings	228,793	21.99	276	0.49
Time deposits of $100,000 or more	166,815	16.04	565	1.36
Other time deposits	219,512	21.11	879	1.61
Total interest-bearing deposits	822,023	79.03	1,971	0.96
Long-term borrowings	67,000	6.44	598	3.59
Short-term borrowings	13,322	1.28	31	0.94
Total interest-bearing liabilities	902,345	86.75	2,600	1.16
Noninterest-bearing deposits	61,399	5.90
Other liabilities	6,268	0.60
Total liabilities	970,012	93.25
STOCKHOLDERS’ EQUITY	70,214	6.75
Total liabilities and stockholders’ equity	$1,040,226	100.00%
Net interest income			$7,095
Net yield on earning assets				2.89%
(continued)

	Three months ended March 31, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$941,517	73.01%	$12,080	5.20%
Investment securities:
Taxable	227,210	17.62	1,516	2.71
Exempt from federal income taxes (3)	18,355	1.42	271	5.99
Short-term investments	36,927	2.86	19	0.21
Total earning assets	1,224,009	94.91	13,886	4.60
Nonearning assets:
Cash and due from banks	4,996	0.39
Reserve for possible loan losses	(39,337)	(3.05)
Premises and equipment	37,150	2.88
Other assets	63,009	4.89
Available-for-sale investment market valuation	(195)	(0.02)
Total nonearning assets	65,623	5.09
Total assets	$1,289,632	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$258,226	20.02%	401	0.63%
Savings	314,190	24.36	645	0.83
Time deposits of $100,000 or more	156,083	12.10	909	2.36
Other time deposits	284,679	22.08	1,613	2.30
Total interest-bearing deposits	1,013,178	78.56	3,568	1.43
Long-term borrowings	92,409	7.17	873	3.83
Short-term borrowings	14,153	1.10	22	0.63
Total interest-bearing liabilities	1,119,740	86.83	4,463	1.62
Noninterest-bearing deposits	62,219	4.82
Other liabilities	3,808	0.30
Total liabilities	1,185,767	91.95
STOCKHOLDERS’ EQUITY	103,865	8.05
Total liabilities and stockholders’ equity	$1,289,632	100.00%
Net interest income			$9,423
Net yield on earning assets				3.12%

(1)
Interest includes loan fees, recorded as discussed in note 1 to our consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, which was filed March 30, 2012.

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume, and changes in yield/rates:

	Amount of increase (decrease)
	First quarter
	Change from 2011 to 2012 due to
(In thousands)	Volume (1)		Yield/rate (2)	Total
Interest income:
Loans	$(2,998)		(526)	(3,524)
Investment securities:
Taxable	(82)		(547)	(629)
Exempt from federal income taxes	(62)		6	(56)
Short-term investments	16	1	2	18
Total interest income	(3,126)		(1,065)	(4,191)
Interest expense:
Interest-bearing transaction accounts	(71)		(79)	(150)
Savings accounts	(147)		(222)	(369)
Time deposits of $100,000 or more	62		(406)	(344)
Other time deposits	(318)		(416)	(734)
Total deposits	(474)		(1,123)	(1,597)
Short-term borrowings	(224)		(51)	(275)
Long-term borrowings	(1)		10	9
Total interest expense	(699)		(1,164)	(1,863)
Net interest income	$(2,427)		99	(2,328)
(1)Change in volume multiplied by yield/rate of prior year.
(2)Change in yield/rate multiplied by volume of prior year.
NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the three-month periods ended March 31, 2012 and 2011 was $2,598 and $5,100, respectively. Net charge-offs for the three-month periods ended March 31, 2012 and 2011 totaled $2,103 and $5,359, respectively. At March 31, 2012 and 2011, the reserve for possible loan losses as a percentage of net outstanding loans was 4.75% and 4.12%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued, loans still accruing interest that were 90 days delinquent, and troubled debt restructurings) was 39.31% and 23.62% at March 31, 2012 and 2011, respectively. Problem loans have declined for the past five consecutive quarters.
Noninterest Income
Total noninterest income for the first three months of 2012, excluding security gains and losses, decreased $77 (10.71%) to $642 from the $719 earned for the first three months of 2011. Income generated from other real estate properties during the first three months of 2012 decreased $74 (34.26%) to $142 from the $216 earned for the first three months of 2011.

Noninterest Expense
Total noninterest expense decreased $3,279 (32.32%) for the first quarter of 2012 to $6,867 from the $10,146 incurred during the first quarter of 2011. Expenses in each category, except data processing expense, were reduced primarily due to cost saving initiatives.
Total personnel costs decreased by $703 (19.40%) to $2,921 for the first quarter of 2012 from the $3,624 incurred in the first quarter of 2011. The decrease is attributed to cost savings initiatives including restructuring of staff and attrition.

Total other real estate owned expenses for the first quarter of 2012 decreased $1,290 (50.83%) to $1,248, as compared with the $2,538 of expenses incurred for the first quarter of 2011. Other real estate owned balances had steadily increased through mid-2011, but have dropped for the past three consecutive quarters. Net losses on sales and write-downs recognized based upon new property valuations for the first quarter of 2012 were $676.
Total occupancy and equipment expenses decreased $151 (14.27%) to $907 for the first quarter of 2012 from the $1,058 incurred in the first quarter of 2011. The Company closed its Houston, Texas and Chandler, Arizona loan production offices as well as a Reliance Bank, FSB branch location. Charges related to these closures were taken during the first quarter of 2011, lowering ongoing occupancy expenses.
FDIC assessment expense for the first quarter of 2012 decreased $335 (36.85%) to $574 as compared with the $909 of expenses incurred for the first quarter of 2011. The decline is due to both the Banks' declining balance sheet totals and the FDIC's revision to its general assessment calculation. This revised calculation lowered the assessment rates for both Reliance Bank and Reliance Bank, FSB.
Professional fees for the first quarter of 2012 decreased $337 (57.22%) to $252 as compared with the $589 of expenses incurred for the first quarter of 2011. The Company's use of a consulting firm to assist in addressing problem assets was higher during the first quarter of 2011 compared to the same period during 2012.
Other noninterest expenses for the first quarter of 2012 decreased $459 (45.72%) to $545, as compared with $1,004 of expenses incurred for the first quarter of 2011. A portion of the decrease is attributed to first quarter 2011 charges related to the announced closure of the Houston, Texas and Chandler, Arizona loan production offices, as well as the closure of a Reliance Bank, FSB branch location.
Income Taxes
Applicable income tax benefits totaled $0 and $0 for the three-month periods ended March 31, 2012 and 2011. In light of the Company’s cumulative losses that have occurred in preceding years, the Company maintains a 100% valuation reserve for its deferred tax assets. In addition, a tax valuation is being applied on tax benefits or expense created since the valuation was established, resulting in the $0 and $0 applicable income tax benefits for the three-month periods ended March 31, 2012 and 2011.

Financial Condition
(Amounts in thousands)
Total assets of the Company increased $10,901 (1.04%) to $1,057,727 at March 31, 2012 from a level of $1,046,826 at December 31, 2011.
Total deposits of the Company decreased $926 (0.10%) in the first three months of 2012 to $885,960 at March 31, 2012 from the level of $886,886 at December 31, 2011. See the "Results of Operations" section of this report for a discussion of changes in deposit composition.
Short-term borrowings at March 31, 2012 decreased $413 (2.40%) to $16,830 from the level of $17,243 at December 31, 2011. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total longer-term advances from the Federal Home Loan Bank remained consistent at $67,000 for both March 31, 2012 and December 31, 2011. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Other liabilities increased $13,609 (252.86%) to $18,991 from the level of $5,382 at December 31, 2011. The Company received a payoff of a loan on March 30, 2012, the last business day of the quarter. A portion of the loan was participated with other banks and $13,603 was owed to these banks as of March 31, 2012.
Interest-earning deposits in other financial institutions increased $54,398 (124.20%) to $98,197 from the level of $43,799 at December 31, 2011. Interest-earning deposits in other financial institutions will fluctuate significantly based on short term cash flows, and was elevated at March 31, 2012 due to the loan payoff discussed above.
Net loans decreased $49,780 (7.22%) in the first three months of 2012 to $639,426 at March 31, 2012 from the level of $689,206 at December 31, 2011. The economy and a reduced focus on commercial real estate have lowered the Company’s loan totals.
Investment securities, all of which are maintained as available-for-sale, increased $12,634 (5.69%) in the first three months of 2012 to $234,841 at March 31, 2012 from the level of $222,207 at December 31, 2011. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio, and the funding requirements of the Company’s loan portfolio, as described above.
Total stockholders’ equity decreased $1,329 (1.91%) in the first three months of 2012 to $68,313 at March 31, 2012 from the level of $69,642 at December 31, 2011 due to changes in unrealized gains (losses) on available for sale securities. The Company’s capital-to-asset percentage was 6.46% at March 31, 2012, compared to 6.65% at December 31, 2011.
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
Net charge-offs for the first three months of 2012 were $2,103, compared to $5,359 for the first three months of 2011. The decrease in charge-off levels resulted from the decline in nonperforming loans. The Company’s banking subsidiaries had no loans to any foreign countries at March 31, 2012 and 2011, nor did they have any concentration of loans to any industry on these dates, except that a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly capitalized speculative start-up companies.
Nonperforming assets were $110,543, $139,434, and $203,484 as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Nonperforming loans dropped $23,287 (22.32%) to $81,061 at March 31, 2012 compared to $104,348 at December 31, 2011, and declined $75,787 (48.32%) from March 31, 2011. Nonperforming loans as of March 31, 2012, December 31, 2011, and March 31, 2011 were comprised of nonaccrual loans of $70,724, $88,632, and $137,090, respectively, loans 90 days delinquent and still accruing interest of $0, $161, and $221, respectively, and restructured loans (not already included in nonaccrual loans above) totaling $10,337, $15,555, and $19,537, respectively. The Company has taken an aggressive approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties result in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at March 31, 2012 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, albeit at a slower pace than in previous years, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.
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
Nonperforming loans have dropped during the past five quarters from their high at December 31, 2010. At March 31, 2012, nonperforming loans had decreased $23,287 (22.32%) to $81,061 from $104,348 at December 31, 2011, the largest components of which were comprised of the following loan relationships (which comprise approximately 71% of total nonperforming loans):

•
A loan for approximately $11.6 million to a commercial real estate developer in Houston, Texas. The loan is secured by undeveloped commercial land. The Company and the borrower are in negotiations to extend a recently expired forbearance agreement. Additionally, the Company expects some of the collateral to be sold to a third party, further diminishing the outstanding balance.

•
A loan for approximately $2.2 million to finance the purchase of a retail center in O'Fallon, Missouri. The center is currently experiencing high vacancy in an overdeveloped area. The loan is in default. Three guarantors have settled their obligation and the Company has engaged counsel to pursue collection from the remaining guarantors.

•
A loan of approximately $9.5 million on a 61,000 sq. ft. medical office building located in St. Louis County, Missouri. A professional management company is in place to take over day-to-day operations. The Company is currently pursuing its options related to this property.

•
Loans for approximately $5.6 million to refinance and provide additional capital to complete phase II of a land development project in St. Charles, Missouri. The development has slowed significantly. The Company has engaged legal counsel to evaluate its options, including pursuit of guarantors for payment.

•
Loans totaling approximately $2.3 million for the construction and operation of a full-service car wash in Napa County, California. The plan suffered delays, cost overruns, and lower than expected revenues. The Company is now considering alternatives with this relationship, which could include foreclosure and sale.

•
A loan for approximately $7.3 million to a group of investors secured by a retail strip center. The borrower and the Company continue to negotiate terms to maintain the property in the name of the borrower. The current extension gives the borrower through year end to improve occupancy. There has been improved occupancy at this time.

•
A loan for approximately $2.0 million to a group of investors secured by a piece of unimproved commercial real estate in southwest Florida. Legal action was initiated against the borrower and all guarantors, but is currently suspended to provide the borrower an opportunity to market the property.

•	A loan for approximately $2.4 million secured with a hotel in St. Louis, Missouri. The Company is currently reviewing its options related to this property.

•	Loans for approximately $7.3 million for the purchase of four commercial buildings located in St. Louis County and Jefferson County, Missouri. The loans are performing on an interest-only basis.

•
A loan for approximately $2.9 million secured by two Florida self-storage facilities located in southwest Florida. While each facility is experiencing vacancies, cash flow is sufficient to keep this loan current. There are several covenant violations and the Company is considering its options to cure these violations.

•
A loan for approximately $2.0 million secured by commercial real estate located in suburban St. Louis, Missouri. The Company is currently considering its options which could include foreclosure and suit for deficiency or note sale.

•
A loan for approximately $2.4 million secured by commercial real estate located in San Antonio, Texas. The Company is currently considering its options, which could include foreclosure and suit for deficiency or note sale.

During this period of declining real estate values, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio, yet remaining focused on reducing overall loan balances. Given the collateral values maintained in its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at March 31, 2012. However, should the real estate market continue to decline, the Company may require additional provisions to the reserve for possible loan losses to address such declining collateral values.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $29,021 and $34,565 at March 31, 2012 and December 31, 2011, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2011:

Other Real Estate Owned
(In thousands)
Balance at December 31, 2011	$34,565
Foreclosures	302
Cash proceeds from sales	(1,332)
Loans made to facilitate sales of other real estate	(3,838)
Losses and write-downs	(676)
Balance at March 31, 2012	$29,021
Potential Problem Loans
(in thousands of dollars)
As of March 31, 2012, the Company had three loans with a total principal balance of $545 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms, which are not included in nonperforming loans. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due, or restructured. Such loans are not necessarily indicative of future nonperforming loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer. This committee may approve individual credit relationships up to $2,500. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $24,833 at March 31, 2012.
At March 31, 2012 and 2011, the reserve for possible loan losses was $31,865 and $37,042, respectively, or 4.75% and 4.12% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the three-month periods ended March 31, 2012 and 2011. The decrease in the level of the reserve and the increase in the reserve percentage is attributed to a smaller loan portfolio, particularly with a decline in nonperforming loans. However, the economy continues to present challenges to borrowers and it could be likely that others will experience difficulties in meeting obligations.

	Three-month periods
	ended March 31,
(In thousands)	2012	2011
Average loans outstanding	$694,091	$941,517
Reserve at beginning of period	$31,370	$37,301
Provision for possible loan losses	2,598	5,100
	33,968	42,401
Charge-offs:
Commercial loans:
Real estate	(2,246)	(3,351)
Other	(2)	(50)
Real estate:
Construction	(84)	(3,562)
Residential	(98)	(352)
Consumer	(10)	(8)
Total charge-offs	(2,440)	(7,323)
Recoveries:
Commercial loans:
Real estate	267	6
Other	8	1
Real estate:
Construction	49	1,945
Residential	6	10
Consumer	7	2
Total recoveries	337	1,964
Reserve at end of period	$31,865	$37,042
Net charge-offs to average loans (annualized)	1.22%	2.31%
Ending reserve to net outstanding loans at end of period	4.75%	4.12%
Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.
Since its inception in 1999 through 2009, the Company experienced significant loan growth in the St. Louis metropolitan area and in southwestern Florida, with expansion to that area by the Company in 2005. The southwestern Florida area began experiencing economic distress ahead of most of the country, with the long-booming real estate market in Florida beginning its decline in 2007. As a result, the Company began experiencing an increase in troubled asset situations in 2007 and began increasing its reserve for loan losses accordingly, as the Florida real estate market weakened. After several years of a free-fall decline in Florida real estate values, Company management believes that the Florida real estate market has begun to stabilize at the low valuation levels to which it has dropped during this economic recession. While the Florida real estate market has begun to stabilize, the real estate market in the St. Louis metropolitan area continues to experience stress, albeit at a slower pace in 2012.
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
While the Company has no significant specific industry concentration risk, over 92% of the loan portfolio was dependent on real estate collateral at March 31, 2012, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real estate loan balances as a percentage
	of total regulatory capital
	3/31/2011	12/31/2011	3/31/2012
Construction, land development, and other land loans	89%	91%	107%
Nonfarm nonresidential:
Owner occupied	153%	115%	107%
Nonowner occupied	422%	436%	403%
1- to 4-family closed end loans	51%	69%	73%
Multifamily	107%	97%	79%
Other	23%	26%	24%
Outstanding balances in all real estate loan categories have declined between March 31, 2011 and March 31, 2012. However, total regulatory capital declined at a faster pace than some of the loan category declines, thus resulting in increased percentages noted above.

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
Liquidity is primarily provided to the Banks through earning assets, including federal funds sold and maturities and principal payments in the investment portfolio, all funded through deposits and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $234,841 at March 31, 2012, of which approximately $145,067 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank. Maturing loans also provide liquidity on an ongoing basis. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have federal funds lines of credit totaling $21,000, through correspondent banks, of which $21,000 was available at March 31, 2012. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $124,442 and availability under that line was $51,981 at March 31, 2012. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $6,880, of which $4,673 was available at March 31, 2012. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank of St. Louis in the amount of $28,271, of which $28,271 was available, subject to a collateral and credit review, at March 31, 2012. As of March 31, 2012, the combined availability under these arrangements totaled $105,925. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining an acceptable rating by their regulators. If the Banks were to become distressed to the point that their regulatory ratings were deemed unacceptable, it could negatively impact the ability of the Banks to borrow the funds.
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
Also, Reliance Bank and Reliance Bank, FSB are required to maintain additional capital, as described in the Recent Development section above, under Regulatory Agreements.
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at March 31, 2012 are presented in the following table:

			For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
(in thousands of dollars)	Amount	Actual ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$77,678	10.05%	$61,810	≥8.0%	N/A	N/A
Reliance Bank	$77,369	10.49%	$59,030	≥8.0%	$73,787	≥10.0%
Reliance Bank, FSB	$3,882	11.04%	$2,812	≥8.0%	$3,516	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$67,744	8.77%	$30,905	≥4.0%	N/A	N/A
Reliance Bank	$67,906	9.20%	$29,515	≥4.0%	$44,272	≥6.0%
Reliance Bank, FSB	$3,406	9.69%	$1,406	≥4.0%	$2,109	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$67,744	6.53%	$41,523	≥4.0%	N/A	N/A
Reliance Bank	$67,906	6.98%	$38,907	≥4.0%	$48,634	≥5.0%
Reliance Bank, FSB	$3,406	5.14%	$2,651	≥4.0%	$3,314	≥5.0%
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
The required contractual obligations and other commitments at March 31, 2012 are as follows:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Operating leases	$6,296	503	1,793	4,000
Time deposits	377,604	228,246	148,596	762
Federal Home Loan Bank borrowings	67,000	5,000	10,000	52,000
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
Following is a summary of the Banks’ off-balance sheet financial instruments at March 31, 2012:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Commitments to extend credit	$47,301	15,224	14,646	17,431
Standby letters of credit	11,277	9,797	1,480	—
Impact of New and Not Yet Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11 “Disclosures About Offsetting Assets and Liabilities”. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivatives instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. The Company is evaluating the impact of adopting this updated guidance.

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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of March 31, 2012, individually and cumulatively, through various time horizons:

	Remaining maturity if fixed rate;
	earliest possible repricing interval if floating rate
(In thousands)	3 months or less	Over 3 months through 12 months	Over 1 year through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$242,316	136,254	263,643	29,052	671,265
Residential mortgage loans held for sale	15	45	317	518	895
Investment securities, at amortized cost	29,327	31,038	107,726	66,881	234,972
Other interest-earnings assets	98,197	—	—	—	98,197
Total interest-earning assets	$369,855	167,337	371,686	96,451	1,005,329
Interest-bearing liabilities:
Savings and interest-bearing transaction accounts	$442,161	—	—	—	442,161
Time certificates of deposit of $100,000 or more	30,404	61,279	77,715	197	169,595
All other time deposits	47,875	88,688	70,881	565	208,009
Nondeposit interest-bearing liabilities	12,030	9,450	10,000	52,350	83,830
Total interest-bearing liabilities	$532,470	159,417	158,596	53,112	903,595
Gap by period	$(162,615)	7,920	213,090	43,339	101,734
Cumulative gap	$(162,615)	(154,695)	58,395	101,734	101,734
Ratio of interest-sensitive assets to interest-sensitive liabilities	0.69	1.05	2.34	1.82	1.11
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.69	0.78	1.07	1.11	1.11
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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at March 31, 2012 indicate that the Company’s fair market value of equity would decrease 11.45% and 8.64%, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and increase 9.04% and 12.69%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.

Part I — Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Interim Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2012.
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

Part II — Item 1A — Risk Factors

We are in the process of deregistering our common stock with the SEC. We expect our SEC reporting requirements to be reduced and eventually eliminated as a result of this process.
On April 27, 2012, we filed a Form 15 with the SEC to terminate the registration of our Class A Common Stock under Section 12(g) of the Exchange Act. We are eligible to terminate our registration because of a provision of the recently-signed Jumpstart Our Business Startups Act of 2012 (the JOBS Act) that permits banks and bank holding companies to terminate the registration of a class of securities that is held of record by fewer than 1,200 persons. We expect that deregistration will reduce and eventually result in the elimination of our obligation to make reports to the SEC, and that within the next twelve months we will become a private company.
Our stockholders can expect a reduced level of SEC disclosure over the coming months, and we expect all of our remaining reporting obligations (including the obligation to file periodic reports on Forms 10-K, 10-Q and 8-K) to cease within the next twelve months. The reduction and elimination of our SEC reporting obligations may lower our compliance-related costs, but stockholders should be aware that their access to information about us also may be reduced, along with their ability to rely on the protections afforded by certain requirements that the SEC imposes on public companies.
There have not been any other material changes in the risk factors as disclosed in the Company’s annual report in Form 10-K for the year ended December 31, 2011.

Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.

Part II — Item 3 — Defaults Upon Senior Securities
None.

Part II — Item 4 — Mine Safety Disclosures

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
Date: May 15, 2012