Form 10-Q
period 2012-06-30
Reliance Bancshares, Inc.
filed 2012-08-06
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,788,996 shares of common stock outstanding as of July 31, 2012.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

	June 30,	December 31,
(In thousands, except share and per share data)	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$11,140	9,731
Interest-earning deposits in other financial institutions	51,544	43,799
Investments in available-for-sale debt securities, at fair value	275,630	222,207
Loans	624,907	720,531
Add net deferred loan costs	84	45
Less reserve for possible loan losses	(28,169)	(31,370)
Net loans	596,822	689,206
Residential mortgage loans held for sale	1,491	1,505
Premises and equipment, net	33,321	34,030
Accrued interest receivable	2,501	3,128
Other real estate owned	37,663	34,565
Identifiable intangible assets, net of accumulated amortization of $148 and $140 at June 30, 2012 and December 31, 2011, respectively	97	105
Other assets	7,611	8,550
	$1,017,820	1,046,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$69,427	66,765
Interest-bearing	789,020	820,121
Total deposits	858,447	886,886
Short-term borrowings	18,057	17,243
Long-term Federal Home Loan Bank borrowings	67,000	67,000
Accrued interest payable	557	673
Other liabilities	6,500	5,382
Total liabilities	950,561	977,184
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 250,000,000 shares authorized, 22,761,792 and 22,642,491 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5,690	5,661
Surplus	121,210	122,315
Accumulated deficit	(103,147)	(102,323)
Accumulated other comprehensive income — net unrealized holding gains on available-for-sale debt securities	951	1,434
Total stockholders’ equity	67,259	69,642
	$1,017,820	1,046,826
See accompanying notes to interim condensed consolidated financial statements.
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2012 and 2011
(unaudited)

	Three Months Ended June, 30		Six Months Ended June 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$8,566	10,963	17,107	23,033
Interest on loans held for sale	8	3	18	7
Interest on debt securities:
Taxable	905	1,595	1,792	3,111
Exempt from federal income taxes	133	160	277	348
Interest on short-term investments	33	34	70	53
Total interest income	9,645	12,755	19,264	26,552
Interest expense:
Interest on deposits	1,758	3,377	3,729	6,945
Interest on short-term borrowings	23	22	54	44
Interest on long-term Federal Home Loan Bank borrowings	599	854	1,197	1,726
Total interest expense	2,380	4,253	4,980	8,715
Net interest income	7,265	8,502	14,284	17,837
Provision for possible loan losses	1,280	6,816	3,878	11,916
Net interest income after provision for possible loan losses	5,985	1,686	10,406	5,921
Noninterest income:
Net gains on sales of debt securities	—	57	2,523	57
Service charges on deposit accounts	147	216	293	407
Other real estate owned income	272	450	414	666
Other noninterest income	392	314	746	626
Total noninterest income	811	1,037	3,976	1,756
Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	—	556	—	562
Portion of other-than-temporary losses recognized in other comprehensive income	—	(526)	—	(526)
Net impairment loss realized	—	30	—	36
Salaries and employee benefits	2,578	3,390	5,499	7,014
Other real estate owned expense	2,634	3,738	3,882	6,276
Occupancy and equipment expense	903	1,015	1,810	2,073
FDIC assessment	559	868	1,133	1,777
Data processing	441	408	857	822
Professional fees	710	654	962	1,243
Amortization of intangible assets	4	4	8	8
Other noninterest expenses	510	801	1,055	1,805
Total noninterest expense	8,339	10,908	15,206	21,054
Loss before applicable income taxes	(1,543)	(8,185)	(824)	(13,377)
Applicable income tax	—	—	—	—
Net loss	$(1,543)	(8,185)	(824)	(13,377)
Net loss	$(1,543)	(8,185)	(824)	(13,377)
Preferred stock dividends	(595)	(555)	(1,179)	(1,109)
Net loss attributable to common shareholders	$(2,138)	(8,740)	(2,003)	(14,486)
Per share amounts:
Basic loss per share	$(0.09)	(0.39)	(0.09)	(0.64)
Basic weighted average common shares outstanding	22,756,718	22,580,672	22,735,511	22,568,786
Diluted loss per share	$(0.09)	(0.39)	(0.09)	(0.64)
Diluted weighted average common shares outstanding	22,756,718	22,580,672	22,735,511	22,568,786
See accompanying notes to interim condensed consolidated financial statements.
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Loss
Six Months Ended June 30, 2012 and 2011
(unaudited)

	2012	2011
(In thousands)
Net loss	$(824)	(13,377)
Other comprehensive income (loss) before tax:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	—	(73)
Change in unrealized gains on other securities available-for-sale, net of reclassification	1,791	2,803
Reclassification adjustments for:
Available-for-sale security gains included in net loss	(2,523)	(57)
Write-down of investment securities included in net loss	—	36
Other comprehensive income (loss) before tax	(732)	2,709
Income tax related to items of other comprehensive (loss) income	(249)	921
Other comprehensive income (loss), net of tax	(483)	1,788
Total comprehensive loss	$(1,307)	(11,589)

See accompanying notes to interim condensed consolidated financial statements.
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2012 and 2011
(unaudited)

	Preferred stock	Common stock	Surplus	Accumulated deficit	Treasury stock	Accumulated other comprehensive income	Total stockholders' equity
(In thousands, except shares)
Balance at December 31, 2010	$42,555	5,620	124,366	(68,325)	—	30	104,246
Net loss	—	—	—	(13,377)	—	—	(13,377)
Issuance of 75,000 shares of restricted stock to officers	—	19	(19)	—	—	—	—
Accrual of dividends on preferred stock	—	—	(1,109)	—	—	—	(1,109)
Forfeiture of 1,666 shares of restricted stock	—	—	4	—	(4)	—	—
Issuance of stock in connection with employee stock purchase plan - 23,868 shares	—	6	19	—	—	—	25
Stock option expense	—	—	14	—	—	—	14
Amortization of restricted stock	—	—	95	—	—	—	95
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	1,788	1,788
Balance at June 30, 2011	$42,555	5,645	123,370	(81,702)	(4)	1,818	91,682
Balance at December 31, 2011	$42,555	5,661	122,315	(102,323)	—	1,434	69,642
Net loss	—	—	—	(824)	—	—	(824)
Issuance of 95,000 shares of restricted stock to officers	—	23	(23)	—	—	—	—
Accrual of dividends on preferred stock	—	—	(1,179)	—	—	—	(1,179)
Issuance of stock in connection with employee stock purchase plan - 24,301 shares	—	6	8	—	—	—	14
Amortization of restricted stock	—	—	89	—	—	—	89
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(483)	(483)
Balance at June 30, 2012	$42,555	5,690	121,210	(103,147)	—	951	67,259
See accompanying notes to interim condensed consolidated financial statements.
RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
(unaudited)

(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(824)	(13,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,474	1,736
Provision for possible loan losses	3,878	11,916
Net gains on sales and write-downs of debt securities	(2,523)	(21)
Write-downs of premises and equipment, net of gains on sales	—	149
Net losses on sales and write-downs of other real estate owned	2,653	4,604
Stock option compensation cost	—	14
Amortization of restricted stock expense	89	95
Mortgage loans originated for sale in the secondary market	(13,020)	(6,734)
Mortgage loans sold in the secondary market	13,034	8,097
Decrease in accrued interest receivable	627	475
Decrease in accrued interest payable	(116)	(96)
Loss on sale of loans	—	19
Other operating activities, net	1,127	2,536
Net cash provided by operating activities	8,399	9,413
Cash flows from investing activities:
Purchase of available-for-sale debt securities	(158,481)	(64,003)
Proceeds from maturities and issuer calls and principal payments on available-for-sale
debt securities	26,341	49,061
Proceeds from sales of available-for-sale debt securities	77,856	20,367
Net decrease in loans	81,182	109,371
Proceeds from sale of other real estate owned	1,573	1,907
Proceeds from sale of premises and equipment	—	4
Proceeds from sale of loans	—	3,858
Purchase of premises and equipment	(105)	(202)
Net cash provided by investing activities	28,366	120,363
Cash flows from financing activities:
Net decrease in deposits	(28,439)	(59,903)
Net increase in short-term borrowings	814	8,422
Payments of long-term Federal Home Loan Bank borrowings	—	(5,000)
Issuance of common stock	14	25
Net cash used in financing activities	(27,611)	(56,456)
Net increase in cash and cash equivalents	9,154	73,320
Cash and cash equivalents at beginning of period	53,530	27,164
Cash and cash equivalents at end of period	$62,684	100,484
Supplemental information:
Cash paid for interest	$5,096	8,811
Noncash transactions:
Transfers to other real estate in settlement of loans	11,713	34,652
Loans made to facilitate the sale of other real estate	4,389	4,681
Accrual of preferred dividends	1,179	1,109
Issuance of restricted stock	23	19
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
The accounting and reporting policies of the Company and Banks conform to generally accepted accounting principles within the banking industry. In compiling the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in a short period of time include the determination of the reserve for possible loan losses and valuation of other real estate owned and deferred tax assets. Actual results could differ from those estimates.
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
Operating results for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in the Company’s previously filed Annual Report on Form 10-K.
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

Subsequent Events
The Company has considered all events occurring subsequent to June 30, 2012 for possible disclosures through the filing date of this Form 10-Q.
Income Taxes
Applicable income tax totaled $0 and $0 for the six months ended June 30, 2012 and 2011, and $0 and $0 for the quarter ended June 30, 2012 and 2011. Given the Company's cumulative losses that have occurred over the past four years, the Company maintains a full valuation reserve of $44,999 at June 30, 2012 for its deferred tax assets.
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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
Basic
Net loss attributable to common shareholders	$(2,138)	(8,740)	(2,003)	(14,486)
Weighted average common shares outstanding	22,756,718	22,580,672	22,735,511	22,568,786
Basic loss per share	$(0.09)	(0.39)	(0.09)	(0.64)
Diluted
Net loss attributable to common shareholders	$(2,138)	(8,740)	(2,003)	(14,486)
Weighted average common shares outstanding	22,756,718	22,580,672	22,735,511	22,568,786
Effect of dilutive stock options	—	—	—	—
Diluted weighted average common shares outstanding	22,756,718	22,580,672	22,735,511	22,568,786
Diluted loss per share	$(0.09)	(0.39)	(0.09)	(0.64)

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at June 30, 2012 will be $4 per quarter until completely amortized.

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
Following is a summary of the Company’s stock option activity for the six-month periods ended June 30, 2012 and 2011:

	Weighted average option price per share	Number of shares	Remaining contractual term (years)	Aggregate intrinsic value
Six months ended June 30, 2011:
Balance at December 31, 2010	$7.98	1,969,916
Forfeited	6.37	(652,350)
Balance at June 30, 2011	8.78	1,317,566	2.97	—
Exercisable at June 30, 2011	8.80	1,296,399	2.90	—
Six months ended June 30, 2012:
Balance at December 31, 2011	$9.45	671,516
Forfeited	10.59	(23,100)
Balance at June 30, 2012	9.41	648,416	2.56	—
Exercisable at June 30, 2012	9.41	648,416	2.56	—

A summary of the activity of nonvested options for the six-month periods ended June 30, 2012 and 2011 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2010	77,139	$0.61
Granted	—	—
Vested	(41,889)	0.71
Forfeited	(14,083)	—
Nonvested at June 30, 2011	21,167	0.81

Nonvested at December 31, 2011	6,250	$—
Granted	—	—
Vested	(6,250)	—
Forfeited	—	—
Nonvested at June 30, 2012	—	—
The total fair value of shares (based on the fair value of the options at their respective grant dates) subject to options that vested during the six months ended June 30, 2012 and 2011 was $0 and $30, respectively.
As of June 30, 2012, there was no remaining unrecognized compensation expense related to nonvested stock options granted. During the six months ended June 30, 2012 and 2011, the Company recognized stock option expense of $0 and $14, respectively.
During the six months ended June 30, 2012 and 2011, the Company awarded 95,000 and 75,000 shares, respectively, of the Company’s common stock on a restricted basis to certain officers which will vest over varying periods up to three years. The awarded shares are being amortized over the estimated vesting periods.
A summary of the activity of the Company’s restricted stock for the six months ended June 30, 2012 and 2011 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2010	191,366	$1.28
Granted	75,000	1.61
Vested	(2,000)	15.00
Forfeited	(24,316)	0.16
Outstanding at June 30, 2011	240,050	1.38

Outstanding at December 31, 2011	212,633	$1.34
Granted	95,000	0.90
Vested	—	—
Forfeited	(19,133)	1.50
Outstanding at June 30, 2012	288,500	1.18
The Company amortizes the expense related to restricted stock as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted to senior executive officers will vest in two or three years after the grant date, and when all funds received under the Troubled Assets Relief Program Capital Purchase Program have been paid in full. Expense for restricted stock of $89 and $99 was recorded for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the total unrecognized compensation expense related to restricted stock awards was $138, and the related weighted average period over which it was expected to be recognized was approximately 23 months.

NOTE 4 — INVESTMENTS IN DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Banks’ available-for-sale debt securities at June 30, 2012 and December 31, 2011 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2012
Obligations of U.S. government agencies and corporations	$50,243	743	—	50,986
Obligations of state and political subdivisions	13,418	623	(20)	14,021
Trust preferred securities	3,058	—	(2,350)	708
U.S. agency residential mortgage-backed securities	207,471	2,659	(215)	209,915
	$274,190	4,025	(2,585)	275,630

December 31, 2011
Obligations of U.S. government agencies and corporations	$45,743	424	(9)	46,158
Obligations of state and political subdivisions	14,608	700	(15)	15,293
Trust preferred securities	3,063	—	(2,277)	786
U.S. agency residential mortgage-backed securities	156,620	3,573	(223)	159,970
	$220,034	4,697	(2,524)	222,207
The amortized cost and estimated fair value of debt and equity securities classified as available-for-sale at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Estimated fair value
Due one year or less	$1,413	1,441
Due one year through five years	25,994	26,319
Due five years through ten years	35,061	36,046
Due after ten years	4,251	1,909
U.S. agency residential mortgage-backed securities	207,471	209,915
	$274,190	275,630
Provided below is a summary of available-for-sale investment securities which were in an unrealized loss position at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$—	—	—	—	—	—
Obligations of state and political subdivisions	872	(20)	—	—	872	(20)
Trust preferred securities	—	—	708	(2,350)	708	(2,350)
U.S. agency residential mortgage-backed securities	38,845	(215)	—	—	38,845	(215)
	$39,717	(235)	708	(2,350)	40,425	(2,585)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$4,201	(9)	—	—	4,201	(9)
Obligations of state and political subdivisions	565	(15)	—	—	565	(15)
Trust preferred securities	—	—	786	(2,277)	786	(2,277)
U.S. agency residential mortgage-backed securities	24,255	(223)	—	—	24,255	(223)
	$29,021	(247)	786	(2,277)	29,807	(2,524)
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
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts, and insurance companies. The market for trust preferred securities at June 30, 2012 was not active, and markets for similar securities were also not active. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for the securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is not more likely than not that the Banks will be required to sell them.

The Banks’ trust preferred securities consist of the following issues:

	Pools
(In thousands, except banks/insurers)	I PreTsl III	PreTsl XXVIII	PreTsl XIV	T Pref I	Total
Class	C	B	B-1	B
Original par	$1,000	1,000	1,000	1,000
Book value	1,000	933	550	575	3,058
Fair value	261	81	16	350	708
Discounted cash flows	1,005	939	604	593
Year-to-date 2012 impairment	—	—	—	—	—
Lowest credit rating assigned to security:
Moody's	NR	Ca	Ca	Ca
Fitch	CCC	CC	C	D
Number of banks/insurers	24	56	61	16
Banks/insurers currently performing	22	38	32	11
Actual deferrals and defaults as a percentage of
the original collateral	11.61%	26.88%	38.02%	11.87%
Excess subordination as a percentage of the
remaining performing collateral	0.01%	(0.34)%	(45.77)%	(73.82)%
The Company has reviewed its trust preferred security pools and determined that the collateral should be divided between two specific industries for credit analysis — banks and insurance companies. The Company then determined the industry-specific default rates for the two industries. The bank rate was determined by reviewing each individual institution and its performance using publicly available information. The insurance company rate was determined by examining a study by a well-known rating agency that displayed the average one-year impairment rate.
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
As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (OTTI). The following table provides information about those trust preferred securities for which only a credit loss was recognized in income, and other losses are recorded in other comprehensive loss for the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Accumulated credit losses on trust preferred securities:
Beginning of period	$955	919
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	36
Reductions due to increases in expected cash flows	—	—
End of period	$955	955
For the six months ended June 30, 2012 and 2011, certain available-for-sale securities were sold for proceeds totaling $77,856 and $20,367, respectively, resulting in gross gains of $2,523 and $57, respectively.

NOTE 5 — LOANS
The composition of the loan portfolio at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
Commercial:
Real estate	$439,036	512,094
Other	46,258	69,989
Real estate:
Construction	67,575	71,163
Residential	71,247	66,858
Consumer	791	427
	$624,907	720,531

The Banks grant commercial, industrial, residential, and consumer loans (including overdrafts totaling $377 and $52 at June 30, 2012 and December 31, 2011, respectively) throughout the St. Louis, Missouri metropolitan area and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.

At June 30, 2012, the Company's consolidated reserve for loan losses calculation had the following components (in thousands of dollars, except number of credits):

Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	7	$31,877	2,621
Residential real estate	8	674	53
Commercial real estate	14	15,765	2,471
Commercial and industrial	2	2,966	435
Consumer	—	—	—
		$51,282	5,580

     General reserve for nonimpaired credits:

Loan type	Historical charge-off percentage	Adjusted charge-off percentage	Nonimpaired loan balance	Calculated reserve
Real estate construction	10.73%	13.62%	$35,698	4,864
Residential real estate	2.27	3.44	70,573	2,426
Commercial real estate	2.93	3.37	423,271	14,252
Commercial and industrial	1.43	2.36	43,292	1,022
Consumer	1.85	3.16	791	25
			573,625	22,589
Total			$624,907	28,169

At December 31, 2011, the Company’s consolidated reserve for loan losses calculation had the following components (in thousands of dollars, except number of credits):
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

Following is an analysis of the reserve for loan losses by loan type and those loans that have been specifically evaluated or evaluated in aggregate at June 30, 2012 and 2011:

	June 30, 2012
	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total

Reserve for possible loan losses:
Beginning balance, December 31	$17,277	2,063	9,818	2,197	15	31,370
Charge-offs	(5,226)	(143)	(1,617)	(788)	(21)	(7,795)
Recoveries	429	13	242	18	14	716
Provision	4,243	(476)	(958)	1,052	17	3,878
Ending balance, June 30	$16,723	1,457	7,485	2,479	25	28,169
Individually evaluated for impairment	$2,471	435	2,621	53	—	5,580
Collectively evaluated for impairment	14,252	1,022	4,864	2,426	25	22,589

Loans:
Individually evaluated for impairment	$15,765	2,966	31,877	674	—	51,282
Collectively evaluated for impairment	423,271	43,292	35,698	70,573	791	573,625
Ending balance, June 30	$439,036	46,258	67,575	71,247	791	624,907

	June 30, 2011
	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total

Reserve for possible loan losses:
Beginning balance, December 31	$21,406	2,029	11,966	1,871	29	37,301
Charge-offs	(8,863)	(122)	(4,479)	(608)	(17)	(14,089)
Recoveries	140	5	1,988	13	5	2,151
Provision	9,841	(286)	1,848	522	(9)	11,916
Ending balance, June 30	$22,524	1,626	11,323	1,798	8	37,279
Individually evaluated for impairment	$8,501	1,239	3,499	451	1	13,691
Collectively evaluated for impairment	14,023	387	7,824	1,347	7	23,588

Loans:
Individually evaluated for impairment	$96,099	15,026	20,739	5,147	3	137,014
Collectively evaluated for impairment	510,150	54,711	58,263	54,461	481	678,066
Ending balance, June 30	$606,249	69,737	79,002	59,608	484	815,080

Following is a summary of past-due loans by type and by number of days delinquent at June 30, 2012 and December 31, 2011:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total loans	Recorded investment > 90 days and accruing
2012
Commercial:
Real estate	$—	—	3,076	3,076	435,960	439,036	—
Other	—	—	106	106	46,152	46,258	—
Real estate:
Construction	—	—	12,431	12,431	55,144	67,575	—
Residential	—	—	462	462	70,785	71,247	—
Consumer	—	—	—	—	791	791	—
Total	$—	—	16,075	16,075	608,832	624,907	—

2011
Commercial:
Real estate	$6,718	4,295	32,542	43,555	468,539	512,094	—
Other	—	4	117	121	69,868	69,989	—
Real estate:
Construction	—	—	15,862	15,862	55,301	71,163	61
Residential	—	—	1,073	1,073	65,785	66,858	100
Consumer	—	—	3	3	424	427	—
Total	$6,718	4,299	49,597	60,614	659,917	720,531	161

Following is a summary of impaired loans by type at June 30, 2012 and December 31, 2011:

	Recorded investment with no reserve	Recorded investment with reserve	Total recorded investment	Unpaid principal balance	Related reserve
2012
Commercial:
Real estate	$1,159	14,606	15,765	17,880	2,471
Other	—	2,966	2,966	3,146	435
Real estate:
Construction	8,239	23,638	31,877	36,972	2,621
Residential	447	227	674	1,767	53
Consumer	—	—	—	—	—
Total	$9,845	41,437	51,282	59,765	5,580

2011
Commercial:
Real estate	$40,329	32,018	72,347	89,977	4,084
Other	1,787	14,275	16,062	16,723	1,072
Real estate:
Construction	723	16,453	17,176	35,077	2,179
Residential	2,466	339	2,805	3,614	91
Consumer	—	3	3	3	—
Total	$45,305	63,088	108,393	145,394	7,426

Following is a summary of impaired loans by type for the six months ended June 30, 2012 and 2011:

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$36,823	47	101,499	514
Other	3,144	2	11,055	86
Real estate:
Construction	27,363	6	21,461	28
Residential	3,217	—	5,484	—
Consumer	4	—	4	—
Total	$70,551	55	139,503	628

Following is a summary of loans on nonaccrual status by type at June 30, 2012 and December 31, 2011:

(In thousands)	2012	2011
Commercial:
Real estate	$15,328	68,031
Other	2,967	1,553
Real estate:
Construction	217	16,269
Residential	31,994	2,776
Consumer	327	3
Total	$50,833	88,632

Following is a summary of loans segregated based on credit quality indicators at June 30, 2012 and December 31, 2011:

2012 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$391,238	40,262	35,417	67,476	790	535,183
Special mention	18,400	2,600	281	2,831	1	24,113
Substandard	29,398	3,396	31,877	940	—	65,611
Doubtful	—	—	—	—	—	—
Total	$439,036	46,258	67,575	71,247	791	624,907

2011 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$398,900	50,900	32,808	61,182	422	544,212
Special mention	31,910	3,008	21,179	2,600	2	58,699
Substandard	81,284	16,081	17,176	3,007	3	117,551
Doubtful	—	—	—	69	—	69
Total	$512,094	69,989	71,163	66,858	427	720,531

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
The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the three and six months ended June 30, 2012 and 2011 (in thousands of dollars, except number of loans):

	Three months ended June 30,			Six months ended June 30,
2012	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Real estate	3	$2,239	2,239	5	$3,568	3,568
Other	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—
Residential	1	284	284	2	773	773
Consumer	—	—	—	—	—	—
	4	$2,523	2,523	7	$4,341	4,341

2011
Commercial:
Real estate	—	$—	—	1	$1,182	1,182
Other	1	11,812	11,812	1	11,812	11,812
Real estate:
Construction	—	—	—	1	116	116
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	1	$11,812	11,812	3	$13,110	13,110

The following table shows the recorded investment in TDR loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the three and six months ended June 30, 2012 and 2011 (in thousands of dollars, except number of loans):

	Three months ended June 30,		Six months ended June 30,
2012	Number of loans	Recorded investment	Number of loans	Recorded investment
Commercial:
Real estate	—	$—	1	$615
Other	—	—	—	—
Real estate:
Construction	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—
	—	$—	1	$615

2011
Commercial:
Real estate	—	$—	—	$—
Other	—	—	—	—
Real estate:
Construction	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—
	—	$—	—	$—

NOTE 6 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance sheet financial instruments at June 30, 2012:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$48,666
Standby letters of credit	11,124
$59,790
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at June 30, 2012, $14,695 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment on which the Banks generally have a superior lien.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The following table summarizes financial instruments measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
June 30, 2012:
Assets:
Available-for-sale securities:
Obligations of U.S. government agencies and corporations	$—	50,986	—	50,986
Obligations of state and political subdivisions	—	14,021	—	14,021
Trust preferred securities	—	—	708	708
U.S. agency residential mortgage-backed securities	—	209,915	—	209,915
Total available for sale securities	—	274,922	708	275,630

Loans held for sale	—	1,491	—	1,491
Total recurring fair value measurements	$—	276,413	708	277,121

December 31, 2011:
Assets:
Available-for-sale securities:
Obligations of U.S. government agencies and corporations	$—	46,158	—	46,158
Obligations of state and political subdivisions	—	15,293	—	15,293
Trust preferred securities	—	—	786	786
U.S. agency residential mortgage-backed securities	—	159,970	—	159,970
Total available for sale securities	—	221,421	786	222,207

Loans held for sale	—	1,505	—	1,505
Total recurring fair value measurements	$—	222,926	786	223,712

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
Loans Held for Sale - Loans held for sale, which consist generally of certain fixed-rate, first-lien residential mortgage loans, are carried at fair value. The estimated fair value of residential mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Company classifies as a Level 2 fair value measurement.
For the six months ended June 30, 2012 and 2011, the changes in assets, consisting solely of trust preferred securities, measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were as follows:

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

	2012	2011

Balance, at fair value on December 31,	$786	511
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses) for the period:
Net unrealized gain (loss) arising through June 30	(73)	372
Impairment write-downs recognized through June 30	—	(36)
Purchases, issues, sales, and settlements:
Principal payments received through June 30,	(5)	(2)
Balance, at fair value on June 30,	$708	845
The following table summarizes financial instruments measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
June 30, 2012:

Assets:
Impaired loans	$—	—	45,702	45,702
Other real estate owned	—	—	37,663	37,663
Total nonrecurring fair value measurements	$—	—	83,365	83,365

December 31, 2011:

Assets:
Impaired loans	$—	—	100,967	100,967
Other real estate owned	—	—	34,565	34,565
Total nonrecurring fair value measurements	$—	—	135,532	135,532

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

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair value	Valuation technique	Significant unobservable inputs	Range (Weighted average)

Trust preferred securities	$708	Discounted cash flows	Prepayment rate	0.0%-1.0% (0.5%)
Impaired loans	45,702	Appraisal value	N/A	N/A
Other real estate owned	37,663	Appraisal value	N/A	N/A

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

		Fair value measurements using
	Carrying amount	Level 1	Level 2	Level 3	Total fair value
June 30, 2012
Financial assets:
Cash and due from banks	$62,684	62,684	—	—	62,684
Investments in debt securities	275,630	—	274,922	708	275,630
Loans, net	596,822	—	—	597,573	597,573
Loans held for sale	1,491	—	1,491	—	1,491
Accrued interest receivable	2,501	2,501	—	—	2,501
	$939,128	65,185	276,413	598,281	939,879
Financial liabilities:
Deposits	$858,447	495,602	—	366,961	862,563
Short-term borrowings	18,057	18,057	—	—	18,057
Long-term Federal Home Loan Bank borrowings	67,000	—	—	76,741	76,741
Accrued interest payable	557	557	—	—	557
	$944,061	514,216	—	443,702	957,918

December 31, 2011
Financial assets:
Cash and due from banks	$53,530	53,530	—	—	53,530
Investments in debt securities	222,207	—	221,421	786	222,207
Loans, net	689,206	—	—	692,936	692,936
Loans held for sale	1,505	—	1,505	—	1,505
Accrued interest receivable	3,128	3,128	—	—	3,128
	$969,576	56,658	222,926	693,722	973,306
Financial liabilities:
Deposits	$886,886	503,733	—	384,875	888,608
Short-term borrowings	17,243	17,243	—	—	17,243
Long-term Federal Home Loan Bank borrowings	67,000	—	—	71,407	71,407
Accrued interest payable	673	673	—	—	673
	$971,802	521,649	—	456,282	977,931

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

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three- and six-month periods ended June 30, 2012 and 2011. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2011, included in our most recent annual report on Form 10-K.
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
Overview of Operations
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 22 locations of its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). Since its opening in 1999 through June 30, 2012, Reliance Bank has established a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois, and has total assets, loans, and deposits of $958 million, $599 million, and $802 million, respectively, at June 30, 2012.
On January 17, 2006, the Company opened a new federal savings bank, Reliance Bank, FSB, in Ft. Myers, Florida. At June 30, 2012, Reliance Bank, FSB has two branch locations in southwestern Florida and has total assets, loans, and deposits of $63 million, $26 million, and $57 million, respectively.
The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
Executive Summary of Results of Operations and Financial Condition
The Company’s consolidated net loss for the quarters ended June 30, 2012 and 2011 totaled $1.5 million and $8.2 million, respectively. Year-to-date net loss totaled $824 thousand compared to a net loss of $13.4 million for the same period last year. For the quarter, provision for loan losses declined by $5.5 million (81.2%) compared to the same period last year. Year-to-date provision for loan losses declined by $8.0 million (67.5%) compared to the same period last year. Nonperforming loans declined for the sixth consecutive quarter, dropping $110.2 million since December 31, 2010. Year-to-date noninterest income increased by $2.2 million over the same period last year, but declined $226 thousand quarter-to-date compared to the same period last year. Quarter-to-date total noninterest expense decreased $2.6 million (23.6%) compared to the same period last year. Year-to-date total noninterest expense decreased by $5.8 million (27.8%) compared to the same period last year. Quarter-to-date net interest margin improved to 3.02% from 2.95% for the same period last year. The Company’s year-to-date net interest margin percentage dropped to 2.95% at June 30, 2012 from 3.04% for the same period last year. Quarter-to-date net interest income declined by $1.2 million from the same period last year. Year-to-date net interest income declined by $3.6 million from the same period last year. Year-to-date net charge-offs declined $4.9 million compared with the same period last year. The reasons for these changes are discussed in more detail in the following paragraphs.

Provision and Asset Quality
For the quarter, provision for loan losses declined by $5.5 million (81.2%) compared to the same period last year. Year-to-date provision for loan losses declined by $8.0 million (67.5%) compared to the same period last year. These declines are partially due to a decrease in the Company's nonperforming loans of $43.4 million (41.6%) to $60.9 million at June 30, 2012, compared to $104.3 million at December 31, 2011. Total nonperforming assets decreased $40.4 million (29.0%) to $99.0 million at June 30, 2012, from $139.4 million at December 31, 2011. Nonperforming loans declined during the second quarter due to principal payments, payoffs, charge-offs, and foreclosures. Year-to-date net charge-offs declined $4.9 million compared with the same period last year.
Management remains focused on improving credit quality and, as a result of continued economic strains, has implemented problem credit action plans. The Company has engaged consultants and maintained elevated personnel levels to address asset quality issues and dispose of nonperforming assets.
Noninterest Income
Year-to-date noninterest income increased by $2.2 million over the same period last year, but declined $226 thousand quarter-to-date compared to the same period last year. The Company realized a gain of $2.5 million on the sale of investment securities during the first quarter of 2012.
Noninterest Expense
Quarter-to-date total noninterest expense decreased $2.6 million (23.6%) compared to the same period last year. Year-to-date total noninterest expense decreased by $5.8 million (27.8%) compared to the same period last year. These declines were primarily driven by a reduction in costs associated with other real estate owned and reduced personnel costs.
Net Interest Margin
Quarter-to-date net interest income declined by $1.2 million from the same period last year. Year-to-date net interest income declined by $3.6 million from the same period last year. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes, mitigated by a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix.
The following are certain ratios generally followed in the banking industry for the three- and six-month periods ended June 30, 2012 and 2011:

	As of and for the six months ended June 30,		As of and for the quarters ended June 30,
	2012	2011	2012	2011
Percentage of net loss to:
Average total assets	(0.16)%	(2.12)%	(0.61)%	(2.62)%
Average stockholders’ equity	(2.40)%	(26.82)%	(9.11)%	(33.75)%
Net interest margin	2.95%	3.04%	3.02%	2.95%
Percentage of average stockholders’ equity to average total assets	6.70%	7.91%	6.64%	7.77%
Recent Developments
Regulatory Agreements
(amounts in thousands of dollars)
On November 30, 2009, Reliance Bank’s Board of Directors entered into an Agreement (the "Agreement") with the Missouri Division of Finance and the Federal Deposit Insurance Corporation (the "FDIC"). The Agreement is discussed in detail within the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed on May 13, 2011. On February 14, 2011, Reliance Bank’s Board of Directors entered into a Consent Order (the "Consent Order") with the FDIC, which superseded the Agreement noted previously. The Consent Order requires the Bank to (a) develop a written management plan to have and retain qualified management; (b) charge off adversely classified assets identified during the FDIC’s September 20, 2010 examination of Reliance Bank; (c) develop a written plan to reduce Reliance Bank’s risk exposure in each asset in excess of $2,000 classified as substandard or doubtful in the FDIC’s Report of Examination for its September 20, 2010 examination; (d) not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit or obligation with Reliance Bank that has been, in whole or in part, charged off or adversely classified as substandard or doubtful in the FDIC’s Report of Examination, unless the denial of additional credit would be detrimental to Reliance Bank, as determined by the Bank’s Board of Directors; (e) develop a written plan for systematically reducing and monitoring the Bank’s concentrations of credit as listed in the FDIC’s Report of Examination to an amount that is commensurate with Reliance Bank’s business strategy, management expertise, size, and location; (f) review and maintain an adequate reserve for loan losses on a quarterly basis; (g) maintain minimum capital ratios of an 8% Tier 1 leverage capital ratio and 12% Total risk-based capital ratio; (h) not increase salaries or pay bonuses for any executive officer, pay management fees, or declare or pay any dividends; (i) review the liquidity, contingent funding, and interest rate risk policies and plans and develop or amend such policies and plans to address how the Bank will increase its liquid assets and reduce its reliance on volatile liabilities for liquidity purposes; (j) not accept, increase, renew, or roll over any brokered deposits; (k) develop a written three-year business/strategic plan and one-year profit and budget plan; (l) eliminate and/or correct any violations of laws, rules, and regulations identified in the FDIC’s Report of Examination; and (m) provide periodic progress reports on the above matters to the FDIC.
On February 10, 2010, the Reliance Bank, FSB Board of Directors entered into a Memorandum of Understanding (the "OTS MOU") with the Office of Thrift Supervision ("OTS"). The OTS MOU is discussed in detail in the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed with the SEC on May 13, 2011. On June 8, 2011, the OTS issued a Cease and Desist Order ("OTS Order") to Reliance Bank, FSB, which supersedes the OTS MOU. The OTS Order requires Reliance Bank, FSB to (a) by September 30, 2011, have and maintain minimum capital ratios of 7% Tier 1 capital ratio and 13% Total risk-based capital ratio; (b) submit a revised written plan to achieve and maintain the capital levels noted above; (c) on a quarterly basis, the Reliance Bank, FSB Board of Directors shall review compliance with the capital plan; (d) within fifteen days of (1) failing to meet the capital requirements noted in (a) above; (2) failing to comply with the capital plan noted in (b) above; or (3) any written request from the OTS, Reliance Bank, FSB shall submit a written contingency plan that details actions to be taken to achieve one of the following results (i) merger with, or acquisition by, another federally insured depository institution or holding company thereof; or (ii) voluntary dissolution by filing an appropriate application with the OTS in conformity with applicable laws, regulations, and guidance; (e) submit a new business plan for the second half of 2011, and annually thereafter; (f) prepare and adopt a detailed written plan to reduce the level of criticized assets; (g) not originate, purchase, or commit to originate or purchase any new commercial real estate loans without the prior written nonobjection of the OTS; (h) not increase total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of nonobjection of the OTS; (i) comply with prior notification requirements for changes in directors and senior executive officers; (j) not declare or pay dividends or make any other capital distributions; (k) not enter into, renew, extend, or revise any contractual agreement relating to compensation or benefits for any senior executive officer or director without prior written notice to the OTS; (l) not make any golden parachute payment or prohibited indemnification payment; (m) not enter into any arrangement or contract with a third-party service provider that is significant to the overall operation or financial condition of Reliance Bank, FSB; (n) prohibit the increase in the dollar amount of brokered deposits; and (o) not engage in any new transaction with an affiliate unless Reliance Bank, FSB has complied with notice requirements. During July 2011, responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency ("OCC") and the OTS no longer exists. The Company's obligations under the OTS Order are to the OCC.
The Company has filed an application with the applicable federal regulatory authorities to merge Reliance Bank, FSB into Reliance Bank under the Missouri banking charter.
Reliance Bank and Reliance Bank, FSB have submitted revised capital plans to the applicable regulators for their approval. The revised plans address efforts to raise additional capital and its timing. Although no capital is guaranteed, the revised plans demonstrate the Company's efforts to raise the additional capital. Reliance Bank's regulator has accepted its revised capital plan. Reliance Bank, FSB's revised capital plan is pending acceptance by its regulator. If the regulator chose not to accept the revised plan, it could revise the current agreement and provide new limitations or require additional reporting in the future.
On March 6, 2010, the Company entered into a Memorandum of Understanding (the "Fed MOU") with the Federal Reserve Bank of St. Louis (the "Federal Reserve"). The Fed MOU is discussed in detail in the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed with the SEC on May 13, 2011. On July 14, 2011, the Company entered into an agreement (the "Fed Agreement") with the Federal Reserve Bank of St. Louis, which superseded the Fed MOU. The Fed Agreement requires the Company to (a) take steps to ensure that the Bank complies with Reliance Bank's Consent Order noted above; (b) not, without the prior written approval of the Federal Reserve, (i) declare or pay any dividends, (ii) receive dividends or any other form of payment from Reliance Bank representing a reduction in capital, (iii) receive dividends or any other form of payment from Reliance Bank, FSB representing a reduction in capital, to the extent that any restriction by Reliance Bank, FSB's federal regulator limiting the payment of dividends or other inter-corporate payments is in force, (iv) incur, increase, or guarantee any debt, or (v) purchase or redeem any shares of its stock; (c) submit to the Federal Reserve an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis; (d) within 30 days after the end of any quarter in which the Company's capital ratios fall below the approved capital plan's minimum ratios, provide the Federal Reserve with a written notice and plan detailing the Company's planned steps to increase its capital ratios; (e) submit to the Federal Reserve a written statement of planned sources and uses of cash; (f) comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers; (g) comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and (h) submit quarterly progress reports to the Federal Reserve.
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
Suspension of Dividend Payments
(amounts in thousands)
On February 11, 2011, the Company announced that it had suspended dividends on its preferred stock. The Company has outstanding $40,000 of 5% Series A Fixed Rate Cumulative Perpetual Preferred Stock, $2,000 of 9% Series B Fixed Rate Cumulative Preferred Stock, and $555 of 7% Series C Perpetual Convertible Preferred Stock. The Series A and Series B Preferred Stock were issued to the U. S. Treasury under the federal Troubled Asset Relief Program. The Series C Preferred Stock was issued to various shareholders in a private placement. Deferred dividends totaled $3,442 as of June 30, 2012. The Company does not pay dividends on its common stock.

De-registration of Common Stock
On April 27, 2012, the Company filed a Form 15 with the SEC to terminate the registration of our Class A Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is eligible to terminate its registration because of a provision of the recently-signed Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") that permits banks, under section 12(g) and bank holding companies to terminate the registration of a class of securities that is held of record by fewer than 1,200 persons.

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on reporting operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for the year ended December 31, 2011 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012, as amended on April 27, 2012. Management believes that there have been no material changes to our critical accounting policies during the first six months of 2012.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2012 and 2011
(Amounts in thousands)
Net Interest Income
The Company’s net interest income decreased $3,553 (19.92%) to $14,284 for the six-month period ended June 30, 2012 from the $17,837 earned during the six-month period ended June 30, 2011. The Company’s net interest margin for the six-month periods ended June 30, 2012 and 2011 was 2.95% and 3.04%, respectively. The Company’s net interest income decreased $1,237 (14.55%) to $7,265 for the three-month period ended June 30, 2012 from the $8,502 earned during the three-month period ended June 30, 2011. The Company’s net interest margin for the three-month periods ended June 30, 2012 and 2011 was 3.02% and 2.95%, respectively. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes. The Company has realized a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix. The Company’s average rate on interest-bearing liabilities for the six-month periods ended June 30, 2012 and 2011 was 1.12% and 1.60%, respectively. The Company’s average rate on interest-bearing liabilities for the three-month periods ended June 30, 2012 and 2011 was 1.08% and 1.57%, respectively. The Company’s average yield on interest earning assets for the six-month periods ended June 30, 2012 and 2011 was 3.97% and 4.51%, respectively. The Company’s average yield on interest earning assets for the three-month periods ended June 30, 2012 and 2011 was 4.00% and 4.41%, respectively.
Average earning assets for the first six months of 2012 decreased $213,593 (17.87%) to $981,616 from the level of $1,195,209 for the first six months of 2011. Average earning assets for the second quarter of 2012 decreased $190,952 (16.37%) to $975,456 from the level of $1,166,408 for the second quarter of 2011. A significant portion of this decline can be attributed to the decrease in outstanding loan balances. Total average loans for the first six months of 2012 decreased $224,987 (25.01%) to

$674,779 from the level of $899,766 for the first six months of 2011. Total average loans for the second quarter of 2012 decreased $202,547 (23.61%) to $655,467 from the level of $858,014 for the second quarter of 2011. The decline is the result of the planned shrinkage of the balance sheet and decrease in the reliance on commercial real estate.
Total average investment securities for the first six months of 2012 decreased $1,774 (0.72%) to $243,520 from the level of $245,294 for the first six months of 2011. Total average investment securities for the second quarter of 2012 increased $13,694 (5.59%) to $258,716 from the level of $245,022 for the second quarter of 2011. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide support for pledging purposes for borrowing agreements with correspondent banks, the Federal Home Loan Banks, and the Federal Reserve, (d) provide a secondary source of liquidity through “laddered” maturities of such securities, and (e) provide increased interest income over that which would be earned on overnight/daily investments. The total carrying value of securities pledged to secure deposits and repurchase agreements and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank was approximately $127,049 and $203,181 at June 30, 2012 and 2011, respectively.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand, and investment security maturities. Excess funds not invested in loans or investment securities are invested overnight with various unaffiliated financial institutions. The average balances of such short-term investments for the six-month periods ended June 30, 2012 and 2011 were $63,317 and $50,149, respectively. The average balances of such short-term investments for the quarters ended June 30, 2012 and 2011 were $61,273 and $63,372, respectively.
Total average interest-bearing deposits for the first six months of 2012 were $813,515, a decrease of $183,677 (18.42%) from the level of $997,192 for the first six months of 2011. Total average interest-bearing deposits for the second quarter of 2012 were $805,008, a decrease of $176,199 (17.96%) from the level of $981,207 for the second quarter of 2011. With the decline in loan demand and low rates available on investments, the Banks have reduced their rate sensitive deposits.
The Company’s short-term borrowings consist of overnight funds from unaffiliated financial institutions, securities sold under sweep repurchase agreements with larger deposit customers, and borrowings of Reliance Bancshares, Inc. Average short-term borrowings for the six months ended June 30, 2012 decreased $1,762 (12.46%) to $12,381 from $14,143 for the six months ended June 30, 2011. Average short-term borrowings for the second quarter of 2012 decreased $2,694 (19.06%) to $11,440 from $14,134 for the second quarter of 2011. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.
The Company has used longer-term advances to match with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances decreased $23,204 (25.72%) to $67,000 for the first six months of 2012, compared with $90,204 for the first six months of 2011. The average balance of Federal Home Loan Bank advances decreased $21,000 (23.86%) to $67,000 for the second quarter of 2012, compared with $88,000 for the second quarter of 2011. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three- and six-month periods ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Average deposits:
Noninterest-bearing	7.01%	5.75%	6.69%	5.51%

Interest-bearing:
Transaction accounts	23.20	21.44	22.33	21.64
Savings	22.70	24.85	23.22	25.73
Time deposits of $100,000 or more	17.97	13.93	17.64	13.56
Other time deposits	20.87	25.14	21.83	24.61
Total average interest-bearing deposits	84.74	85.36	85.02	85.54
Total average deposits	91.75	91.11	91.71	91.05
Average short-term borrowings	1.20	1.23	1.29	1.21
Average long-term advances from Federal Home Loan Bank	7.05	7.66	7.00	7.74
	100.00%	100.00%	100.00%	100.00%
The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits to total funding sources and increase its percentage of lower cost savings and interest-bearing transaction accounts. Average noninterest-bearing accounts have increased to 7.01% and 6.69% of total funding sources for the three and six months ended June 30, 2012, compared to 5.75% and 5.51% of total funding sources for the three and six months ended June 30, 2011. However, interest-bearing transaction and savings account balances have decreased to 45.90% and 45.55% of total funding sources for the three and six months ended June 30, 2012, compared to 46.29% and 47.37% of total funding sources for the three and six months ended June 30, 2011. Higher cost time deposits have decreased to 38.84% for the three months ended June 30, 2012 from 39.07% for the three months ended June 30, 2011. However, time deposits have increased to 39.47% for the six months ended June 30, 2012 compared to 38.17% for the six months ended June 30, 2011.
In spite of the change in funding composition noted above, the average rate paid on total interest-bearing liabilities declined from 1.57% to 1.08% for the three months ended June 30, 2012, compared to the same period in 2011, and from 1.60% to 1.12% for the six months ended June 30, 2012, compared to the same period in 2011. Rates on each category of interest-bearing deposits dropped for the three and six-month periods ended June 30, 2012, compared to the same periods in 2011. Given the low rate of interest rates for all deposits, customers are more willing to maintain their accounts in lower-yielding savings accounts with the expectation that rates will eventually increase, rather than locking up their funds in lower-yielding time deposits for any length of time.
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

	Six months ended June 30, 2012
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$674,779	65.34%	$17,135	5.11%
Investment securities:
Taxable	229,911	22.26	1,792	1.57
Exempt from federal income taxes (3)	13,609	1.32	405	5.98
Short-term investments	63,317	6.13	70	0.22
Total earning assets	981,616	95.05	19,402	3.97
Nonearning assets:
Cash and due from banks	6,298	0.61
Reserve for possible loan losses	(31,831)	(3.08)
Premises and equipment	33,716	3.26
Other assets	41,474	4.02
Available-for-sale investment market valuation	1,489	0.14
Total nonearning assets	51,146	4.95
Total assets	$1,032,762	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$213,641	20.69%	479	0.45%
Savings	222,232	21.52	495	0.45
Time deposits of $100,000 or more	168,752	16.34	1,104	1.32
Other time deposits	208,890	20.22	1,651	1.59
Total interest-bearing deposits	813,515	78.77	3,729	0.92
Long-term borrowings	67,000	6.49	1,197	3.59
Short-term borrowings	12,381	1.20	54	0.88
Total interest-bearing liabilities	892,896	86.46	4,980	1.12
Noninterest-bearing deposits	64,014	6.20
Other liabilities	6,693	0.64
Total liabilities	963,603	93.30
STOCKHOLDERS’ EQUITY	69,159	6.70
Total liabilities and stockholders’ equity	$1,032,762	100.00%
Net interest income			$14,422
Net yield on earning assets				2.95%
(continued)

	Six months ended June 30, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$899,766	70.78%	$23,046	5.17%
Investment securities:
Taxable	228,283	17.96	3,111	2.75
Exempt from federal income taxes (3)	17,011	1.34	501	5.94
Short-term investments	50,149	3.94	53	0.21
Total earning assets	1,195,209	94.02	26,711	4.51
Nonearning assets:
Cash and due from banks	5,806	0.46
Reserve for possible loan losses	(38,908)	(3.06)
Premises and equipment	36,165	2.84
Other assets	72,250	5.69
Available-for-sale investment market valuation	685	0.05
Total nonearning assets	75,998	5.98
Total assets	$1,271,207	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$252,307	19.85%	772	0.62%
Savings	299,927	23.59	1,168	0.79
Time deposits of $100,000 or more	158,107	12.44	1,814	2.31
Other time deposits	286,851	22.57	3,191	2.24
Total interest-bearing deposits	997,192	78.45	6,945	1.40
Long-term borrowings	90,204	7.10	1,726	3.86
Short-term borrowings	14,143	1.11	44	0.63
Total interest-bearing liabilities	1,101,539	86.66	8,715	1.60
Noninterest-bearing deposits	64,177	5.05
Other liabilities	4,921	0.38
Total liabilities	1,170,637	92.09
STOCKHOLDERS’ EQUITY	100,570	7.91
Total liabilities and stockholders’ equity	$1,271,207	100.00%
Net interest income			$17,996
Net yield on earning assets				3.04%
(continued)

	Quarter ended June 30, 2012
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$655,467	63.93%	$8,579	5.26%
Investment securities:
Taxable	245,607	23.95	905	1.48
Exempt from federal income taxes (3)	13,109	1.28	190	5.83
Short-term investments	61,273	5.98	33	0.22
Total earning assets	975,456	95.14	9,707	4.00
Nonearning assets:
Cash and due from banks	6,266	0.61
Reserve for possible loan losses	(31,085)	(3.03)
Premises and equipment	33,542	3.27
Other assets	40,152	3.92
Available-for-sale investment market valuation	967	0.09
Total nonearning assets	49,842	4.86
Total assets	$1,025,298	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$220,380	21.49%	229	0.42%
Savings	215,672	21.04	218	0.41
Time deposits of $100,000 or more	170,689	16.65	539	1.27
Other time deposits	198,267	19.34	772	1.57
Total interest-bearing deposits	805,008	78.52	1,758	0.88
Long-term borrowings	67,000	6.53	599	3.60
Short-term borrowings	11,440	1.12	23	0.81
Total interest-bearing liabilities	883,448	86.17	2,380	1.08
Noninterest-bearing deposits	66,630	6.50
Other liabilities	7,116	0.69
Total liabilities	957,194	93.36
STOCKHOLDERS’ EQUITY	68,104	6.64
Total liabilities and stockholders’ equity	$1,025,298	100.00%
Net interest income			$7,327
Net yield on earning assets				3.02%
(continued)

	Quarter ended June 30, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$858,014	68.49%	$10,966	5.13%
Investment securities:
Taxable	229,356	18.31	1,595	2.79
Exempt from federal income taxes (3)	15,666	1.25	237	6.07
Short-term investments	63,372	5.06	34	0.21
Total earning assets	1,166,408	93.11	12,832	4.41
Nonearning assets:
Cash and due from banks	6,615	0.53
Reserve for possible loan losses	(38,479)	(3.07)
Premises and equipment	35,181	2.81
Other assets	81,493	6.50
Available-for-sale investment market valuation	1,564	0.12
Total nonearning assets	86,374	6.89
Total assets	$1,252,782	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$246,388	19.67%	371	0.60%
Savings	285,664	22.80	523	0.73
Time deposits of $100,000 or more	160,132	12.78	905	2.27
Other time deposits	289,023	23.07	1,578	2.19
Total interest-bearing deposits	981,207	78.32	3,377	1.38
Long-term borrowings	88,000	7.02	854	3.89
Short-term borrowings	14,134	1.13	22	0.62
Total interest-bearing liabilities	1,083,341	86.47	4,253	1.57
Noninterest-bearing deposits	66,134	5.28
Other liabilities	6,026	0.48
Total liabilities	1,155,501	92.23
STOCKHOLDERS’ EQUITY	97,281	7.77
Total liabilities and stockholders’ equity	$1,252,782	100.00%
Net interest income			$8,579
Net yield on earning assets				2.95%

(1)
Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012, as amended on April 27, 2012.

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume, and changes in yield/rates:

	Amount of increase (decrease)
	Second quarter				First six months
	Change from 2011 to 2012 due to
(In thousands)	Volume (1)		Yield/rate (2)	Total	Volume (1)	Yield/rate (2)	Total
Interest income:
Loans	$(2,656)		269	(2,387)	(5,649)	(262)	(5,911)
Investment securities:
Taxable	105		(795)	(690)	22	(1,341)	(1,319)
Exempt from federal income taxes	(38)		(9)	(47)	(99)	3	(96)
Short-term investments	(1)	1	—	(1)	14	3	17
Total interest income	(2,590)		(535)	(3,125)	(5,712)	(1,597)	(7,309)
Interest expense:
Interest-bearing transaction accounts	(37)		(105)	(142)	(105)	(188)	(293)
Savings accounts	(109)		(196)	(305)	(253)	(420)	(673)
Time deposits of $100,000 or more	56		(422)	(366)	115	(825)	(710)
Other time deposits	(424)		(382)	(806)	(745)	(795)	(1,540)
Total deposits	(514)		(1,105)	(1,619)	(988)	(2,228)	(3,216)
Short-term borrowings	(194)		(61)	(255)	(416)	(113)	(529)
Long-term borrowings	(5)		6	1	(6)	16	10
Total interest expense	(713)		(1,160)	(1,873)	(1,410)	(2,325)	(3,735)
Net interest income	$(1,877)		625	(1,252)	(4,302)	728	(3,574)
(1)Change in volume multiplied by yield/rate of prior year.
(2)Change in yield/rate multiplied by volume of prior year.
NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the six-month periods ended June 30, 2012 and 2011 was $3,878 and $11,916, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended June 30, 2012 and 2011 was $1,280 and $6,816, respectively. Net charge-offs for the six-month periods ended June 30, 2012 and 2011 totaled $7,079 and $11,938, respectively. Net charge-offs for the three-month periods ended June 30, 2012 and 2011 totaled $4,976 and $6,580, respectively. At June 30, 2012 and 2011, the reserve for possible loan losses as a percentage of net outstanding loans was 4.51% and 4.57%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued, loans still accruing interest that were 90 days delinquent, and troubled debt restructurings) was 46.31% and 28.19% at June 30, 2012 and 2011, respectively. Problem loans have declined for the past six consecutive quarters.
Noninterest Income
Total noninterest income for the first six months of 2012, excluding security gains and losses, decreased $246 (14.48%) to $1,453 from the $1,699 earned for the first six months of 2011. Total noninterest income for the second quarter of 2012, excluding security gains and losses, decreased $169 (17.24%) to $811 from the $980 earned for the second quarter of 2011. Income generated from other real estate properties decreased by $252 (37.84%) to $414 during the first six months from $666 during the same period in 2011. Income generated from other real estate properties decreased by $178 (39.56%) to $272 during the second quarter of 2012 from the $450 earned during the same period in 2011.

Noninterest Expense

Total noninterest expense decreased $5,848 (27.78%) for the first six of 2012 to $15,206 from the $21,054 incurred during the first six months of 2011. Total noninterest expense decreased $2,569 (23.55%) for the second quarter of 2012 to $8,339 from the $10,908 incurred during the second quarter of 2011. Expenses in each category and time frame, except the quarter's professional fees, were reduced primarily due to cost saving initiatives.
Total personnel costs decreased by $1,515 (21.60%) to $5,499 for the first six months of 2012 from the $7,014 incurred in the first six months of 2011. Total personnel costs decreased by $812 (23.95%) to $2,578 for the second quarter of 2012 from the $3,390 incurred in the second quarter of 2011. The decrease is attributed to cost savings initiatives including restructuring of staff and attrition, despite maintaining higher staff levels in the loan workout area.
Total other real estate owned expenses for the first six months of 2012 decreased $2,394 (38.15%) to $3,882, as compared with the $6,276 of expenses incurred for the first six months of 2011. Total other real estate owned expenses for the second quarter of 2012 decreased $1,104 (29.53%) to $2,634 as compared with the $3,738 of expenses incurred for the second quarter of 2011. Other real estate owned balances steadily increased through mid-2011, then dropped for the next three consecutive quarters, until rising in the current quarter. Net losses on sales and write-downs recognized based upon new property valuations for the first six months of 2012 were $2,653.
Total occupancy and equipment expenses decreased $263 (12.69%) to $1,810 for the first six months of 2012 from the $2,073 incurred in the first six months of 2011. Total occupancy and equipment expenses decreased $112 (11.03%) to $903 for the second quarter of 2012 from the $1,015 incurred in the second quarter of 2011. The Company closed its Houston, Texas and Chandler, Arizona loan production offices as well as a Reliance Bank, FSB branch location. Charges related to these closures were taken during the first quarter of 2011, lowering ongoing occupancy expenses.
FDIC assessment expense for the first six months of 2012 decreased $644 (36.24%) to $1,133 as compared with the $1,777 of expenses incurred for the first six months of 2011. FDIC assessment expense for the second quarter of 2012 decreased $309 (35.60%) to $559 as compared with the $868 of expenses incurred for the second quarter of 2011. The decline is due to both the Banks' declining balance sheet totals and the FDIC's revision to its general assessment calculation. This revised calculation lowered the assessment rates for both Reliance Bank and Reliance Bank, FSB.
Professional fees for the first six months of 2012 decreased $281 (22.61%) to $962 as compared with the $1,243 of expenses incurred for the first six months of 2011. Professional fees for the second quarter of 2012 increased $56 (8.56%) to $710 as compared with the $654 of expenses incurred for the second quarter of 2011. The Company's use of a consulting firm to assist in addressing problem assets was higher during the second quarter of 2012 compared to the same period during 2011.
Other noninterest expenses for the first six months of 2012 decreased $750 (41.55%) to $1,055, as compared with $1,805 thousand of expenses incurred for the first six months of 2011. Other noninterest expenses for the second quarter of 2012 decreased $291 (36.33%) to $510, as compared with $801 of expenses incurred for the second quarter of 2011. A portion of the decrease is attributed to first quarter 2011 charges related to the announced closure of the Houston, Texas and Chandler, Arizona loan production offices, as well as the closure of a Reliance Bank, FSB branch location.
Income Taxes
Applicable income tax benefits totaled $0 and $0 for the six-month periods ended June 30, 2012 and 2011, and $0 and $0 for the quarter ended June 30, 2012 and 2011, respectively. In light of the Company’s cumulative losses that have occurred in preceding years, the Company maintains a 100% valuation reserve for its deferred tax assets. In addition, a tax valuation is being applied on tax benefits or expense created since the valuation was established, resulting in the $0 and $0 applicable income tax benefits for the six-month periods ended June 30, 2012 and 2011.

Financial Condition
(Amounts in thousands)
Total assets of the Company decreased $29,006 (2.77%) to $1,017,820 at June 30, 2012 from a level of $1,046,826 at December 31, 2011.
Total deposits of the Company decreased $28,439 (3.21%) in the first six months of 2012 to $858,447 at June 30, 2012 from the level of $886,886 at December 31, 2011. See the "Results of Operations" section of this report for a discussion of changes in deposit composition.
Short-term borrowings at June 30, 2012 increased $814 (4.72%) to $18,057 from the level of $17,243 at December 31, 2011. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total longer-term advances from the Federal Home Loan Bank remained consistent at $67,000 for both June 30, 2012 and December 31, 2011. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Other liabilities increased $1,118 (20.77%) to $6,500 from the level of $5,382 at December 31, 2011. The increase relates to the accrual of $1,179 in preferred dividends.
Interest-earning deposits in other financial institutions increased $7,745 (17.68%) to $51,544 from the level of $43,799 at December 31, 2011. Interest-earning deposits in other financial institutions will fluctuate significantly based on short term cash flows.
Net loans decreased $92,384 (13.40%) in the first six months of 2012 to $596,822 at June 30, 2012 from the level of $689,206 at December 31, 2011. The economy and a reduced focus on commercial real estate have lowered the Company’s loan totals.
Investment securities, all of which are maintained as available-for-sale, increased $53,423 (24.04%) in the first six months of 2012 to $275,630 at June 30, 2012 from the level of $222,207 at December 31, 2011. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio, and the funding requirements of the Company’s loan portfolio, as described above.
Total stockholders’ equity decreased $2,383 (3.42%) in the first six months of 2012 to $67,259 at June 30, 2012 from the level of $69,642 at December 31, 2011 due to the Company's net loss and changes in net unrealized gains on available for sale securities. The Company’s capital-to-asset percentage was 6.61% at June 30, 2012, compared to 6.65% at December 31, 2011.
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
Net charge-offs for the first six months of 2012 were $7,079, compared to $11,938 for the first six months of 2011. The decrease in charge-off levels resulted from the decline in nonperforming loans. Net charge-offs for the second quarter of 2012 were $4,976, compared to $6,580 for the second quarter of 2011. The decrease in charge-off levels resulted from the decline in nonperforming loans. The Company’s banking subsidiaries had no loans to any foreign countries at June 30, 2012 and 2011, nor did they have any concentration of loans to any industry on these dates, except that a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly capitalized speculative start-up companies.
Nonperforming assets were $98,969, $139,434, and $187,122 as of June 30, 2012, December 31, 2011, and June 30, 2011, respectively. Nonperforming loans dropped $43,488 (41.68%) to $60,860 at June 30, 2012 compared to $104,348 at December 31, 2011, and declined $71,369 (53.97%) from June 30, 2011. Nonperforming loans as of June 30, 2012, December 31, 2011, and June 30, 2011 were comprised of nonaccrual loans of $50,833, $88,632, and $107,207, respectively, loans 90 days delinquent and still accruing interest of $0, $161, and $2,846, respectively, and restructured loans (not already included in nonaccrual loans above) totaling $10,027, $15,555, and $22,176, respectively. The Company has taken an aggressive approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties result in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at June 30, 2012 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, albeit at a slower pace than in previous years, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.
Nonperforming loans are defined as loans on nonaccrual status, loans 90 days or more past due but still accruing, and restructured loans. Loans are placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loans are well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, and income is recorded, only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal for financial reporting purposes.
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
Nonperforming loans have dropped during the past six quarters from their high at December 31, 2010. At June 30, 2012, nonperforming loans had decreased $43,488 (41.68%) to $60,860 from $104,348 at December 31, 2011, the largest components of which were comprised of the following loan relationships (which comprise approximately 79% of total nonperforming loans):

•
A loan for approximately $7.1 million to a commercial real estate developer in Houston, Texas. The loan is secured by undeveloped commercial land. The Company and the borrower are in negotiations to sell the collateral to a third party or restructure the loan to include a meaningful paydown.

•
A loan for approximately $7.2 million to a group of investors secured by a retail strip center. The borrower and the Company continue to negotiate terms to maintain the property in the name of the borrower. The current extension gives the borrower through year-end to improve occupancy. There has been improved occupancy at this time.

•
A loan for approximately $19.4 million secured by 90 acres of developed land in Arizona. The borrower expects to sell a lot within the development and pay down a portion of the balance and provide for interest payments.

•
A loan for approximately $2.0 million to a group of investors secured by a piece of unimproved commercial real estate in southwest Florida. Legal action was initiated against the borrower and all guarantors, but is currently suspended to provide the borrower an opportunity to market the property.

•	A loan for approximately $2.3 million secured with a hotel in St. Louis, Missouri. The Company is currently reviewing its options related to this property.

•
Loans for approximately $7.3 million for the purchase of four commercial buildings located in St. Louis County and Jefferson County, Missouri. The loans are performing on an interest-only basis. The Company and borrower are negotiating a restructuring of the loans which would include a principal paydown.

•
A loan for approximately $2.9 million secured by two self-storage facilities located in southwest Florida. While each facility is experiencing vacancies, cash flow is sufficient to keep this loan current.

During this elongated period of declining real estate values, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio, yet remains focused on reducing overall loan balances. Given the collateral values maintained in its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for loan losses is adequate to absorb losses in the portfolio existing at June 30, 2012. However, should the real estate market continue to decline, the Company may require additional provisions to the reserve for loan losses to address such declining collateral values.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $37,663 and $34,565 at June 30, 2012 and December 31, 2011, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure, for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2011:

Other Real Estate Owned
(In thousands)
Balance at December 31, 2011	$34,565
Foreclosures	11,713
Cash proceeds from sales	(1,573)
Loans made to facilitate sales of other real estate	(4,389)
Losses and write-downs	(2,653)
Balance at June 30, 2012	$37,663
Potential Problem Loans
(in thousands of dollars)
As of June 30, 2012, the Company had two loans with a total principal balance of $441 that were identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms, which are not included in nonperforming loans. These loans were continuing to accrue interest and were less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and the borrowers’ overall financial condition caused management to believe that these loans may result in reclassification at some future time as nonaccrual, past due, or restructured. Such loans are not necessarily indicative of future nonperforming loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
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
Downgrades of loan risk ratings may be initiated by the responsible loan officer, internal loan review, the watch list committee, the loan committee, or senior lending personnel at any time. These downgrades, as well as all upgrade requests, are discussed and approved at a monthly meeting of executive management, which includes all members of the Credit Committee.
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer. This committee may approve individual credit relationships up to $2,500. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $25,149 at June 30, 2012.
At June 30, 2012 and 2011, the reserve for loan losses was $28,169 and $37,279, respectively, or 4.51% and 4.57% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the six-month periods ended June 30, 2012 and 2011. The decrease in the level of the reserve and the decrease in the reserve percentage is attributed to a smaller loan portfolio, particularly with a decline in nonperforming loans. However, the economy continues to present challenges to borrowers, and it could be likely that others will experience difficulties in meeting obligations.

	Six-month periods
	ended June 30,
(In thousands)	2012	2011
Average loans outstanding	$674,779	899,766
Reserve at beginning of period	$31,370	37,301
Provision for possible loan losses	3,878	11,916
	35,248	49,217
Charge-offs:
Commercial loans:
Real estate	(5,226)	(8,863)
Other	(143)	(122)
Real estate:
Construction	(1,617)	(4,479)
Residential	(788)	(608)
Consumer	(21)	(17)
Total charge-offs	(7,795)	(14,089)
Recoveries:
Commercial loans:
Real estate	429	140
Other	13	5
Real estate:
Construction	242	1,988
Residential	18	13
Consumer	14	5
Total recoveries	716	2,151
Reserve at end of period	$28,169	37,279
Net charge-offs to average loans (annualized)	2.11%	2.68%
Ending reserve to net outstanding loans at end of period	4.51%	4.57%
Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.
Since its inception in 1999 through 2009, the Company experienced significant loan growth in the St. Louis metropolitan area and in southwestern Florida, with expansion to that area by the Company in 2005. The southwestern Florida area began experiencing economic distress ahead of most of the country, with the long-booming real estate market in Florida beginning its decline in 2007. As a result, the Company began experiencing an increase in troubled asset situations in 2007 and began increasing its reserve for loan losses accordingly, as the Florida real estate market weakened. After several years of declines in Florida real estate values, Company management believes that the Florida real estate market has begun to stabilize. Similarly, management believes the real estate market in the St. Louis metropolitan area has also begun to stabilize.
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
While the Company has no significant specific industry concentration risk, over 92% of the loan portfolio was dependent on real estate collateral at June 30, 2012, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real estate loan balances as a percentage
	of total regulatory capital
	6/30/2011	12/31/2011	6/30/2012
Construction, land development, and other land loans	86%	91%	90%
Nonfarm nonresidential:
Owner occupied	130%	115%	104%
Nonowner occupied	418%	436%	393%
1- to 4 family closed end loans	48%	69%	79%
Multifamily	107%	97%	82%
Other	24%	26%	23%

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
Liquidity is primarily provided to the Banks through earning assets, including deposits in other financial institutions, federal funds sold, and maturities and principal payments in the investment portfolio, all funded through deposits and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $275,630 at June 30, 2012, of which approximately $127,049 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank. Maturing loans also provide liquidity on an ongoing basis. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have federal funds lines of credit totaling $21,000 through correspondent banks, of which $21,000 was available at June 30, 2012. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $99,448, and availability under that line was $27,008 at June 30, 2012. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $6,620, of which $4,397 was available at June 30, 2012. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank of St. Louis in the amount of $26,596, of which $26,596 was available, subject to a collateral and credit review, at June 30, 2012. As of June 30, 2012, the combined availability under these arrangements totaled $79,001. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand. However, availability of the funds noted above is subject to the Banks’ maintaining an acceptable rating by their regulators. If the Banks were to become distressed to the point that their regulatory ratings were deemed unacceptable, it could negatively impact the ability of the Banks to borrow the funds.
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
Also, Reliance Bank and Reliance Bank, FSB are required to maintain additional capital, as described in the "Recent Developments" section above, under "Regulatory Agreements".
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at June 30, 2012 are presented in the following table:

			For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
(in thousands of dollars)	Amount	Actual ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$75,231	10.07%	$59,775	≥8.0%	N/A	N/A
Reliance Bank	75,921	10.58%	57,395	≥8.0%	71,743	≥10.0%
Reliance Bank, FSB	3,661	12.10%	2,420	≥8.0%	3,025	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	65,658	8.79%	29,887	≥4.0%	N/A	N/A
Reliance Bank	66,758	9.31%	28,697	≥4.0%	43,046	≥6.0%
Reliance Bank, FSB	3,245	10.73%	1,210	≥4.0%	1,815	≥6.0%
Tier 1 capital (to average assets):
Consolidated	65,658	6.41%	40,969	≥4.0%	N/A	N/A
Reliance Bank	66,758	6.93%	38,547	≥4.0%	48,184	≥5.0%
Reliance Bank, FSB	3,245	5.18%	2,505	≥4.0%	3,131	≥5.0%
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
The required contractual obligations and other commitments at June 30, 2012 are as follows:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Operating leases	$6,275	550	1,841	3,884
Time deposits	362,845	210,203	152,421	221
Federal Home Loan Bank borrowings	67,000	5,000	10,000	52,000
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
Following is a summary of the Banks’ off-balance sheet financial instruments at June 30, 2012:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Commitments to extend credit	$48,666	12,803	13,663	22,200
Standby letters of credit	11,124	9,821	1,303	—
Impact of New and Not Yet Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board issued ASU No. 2011-11 “Disclosures About Offsetting Assets and Liabilities”. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivatives instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. The Company is evaluating the impact of adopting this updated guidance.

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

The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of June 30, 2012, individually and cumulatively, through various time horizons:

	Remaining maturity if fixed rate;
	earliest possible repricing interval if floating rate
(In thousands)	3 months or less	Over 3 months through 12 months	Over 1 year through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$205,194	136,775	255,670	27,268	624,907
Residential mortgage loans held for sale	13	57	334	1,087	1,491
Investment securities, at amortized cost	34,965	46,821	127,375	65,029	274,190
Other interest-earnings assets	51,544	—	—	—	51,544
Total interest-earning assets	$291,716	183,653	383,379	93,384	952,132
Interest-bearing liabilities:
Savings and interest-bearing transaction accounts	$426,175	—	—	—	426,175
Time certificates of deposit of $100,000 or more	17,813	75,307	80,337	—	173,457
All other time deposits	30,489	86,594	72,084	221	189,388
Nondeposit interest-bearing liabilities	16,413	6,294	10,000	52,350	85,057
Total interest-bearing liabilities	$490,890	168,195	162,421	52,571	874,077
Gap by period	$(199,174)	15,458	220,958	40,813	78,055
Cumulative gap	$(199,174)	(183,716)	37,242	78,055	78,055
Ratio of interest-sensitive assets to interest-sensitive liabilities	0.59	1.09	2.36	1.78	1.09
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.59	0.72	1.05	1.09	1.09
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

The results of these analyses at June 30, 2012 indicate that the Company’s fair market value of equity would decrease/increase 2.75% and 1.41%, respectively, from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and decrease 5.95% and 18.07%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.

Part I — Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Interim Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
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
On April 27, 2012, we filed a Form 15 with the SEC to terminate the registration of our Class A Common Stock under Section 12(g) of the Exchange Act. We are eligible to terminate our registration under Section 12(g)because of a provision of the recently-signed JOBS Act that permits banks and bank holding companies to terminate the registration of a class of securities that is held of record by fewer than 1,200 persons. We expect that deregistration will reduce and eventually result in the elimination of our obligation to make reports to the SEC, and that within the next twelve months, we will become a private company.
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

10.1
Reliance Bancshares, Inc. 2005 Employee Stock Purchase Plan (As Amended, Effective June 29, 2012) (filed as Exhibit 99.1 to the Registrant's registration statement on From S-8 filed with the SEC on June 29, 2012 and incorporated herin by reference).

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
Date: August 6, 2012