Form 10-Q
period 2012-09-30
Reliance Bancshares, Inc.
filed 2012-11-14
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,803,990 shares of common stock outstanding as of November 5, 2012.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Part I — Item 1 — Financial Statements

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

	September 30,	December 31,
(In thousands, except share and per share data)	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$11,292	9,731
Interest-earning deposits in other financial institutions	58,150	43,799
Federal funds sold	340	—
Investments in available-for-sale debt securities, at fair value	276,414	222,207
Loans	588,021	720,531
Add net deferred loan costs	137	45
Less reserve for possible loan losses	(28,852)	(31,370)
Net loans	559,306	689,206
Residential mortgage loans held for sale	1,978	1,505
Premises and equipment, net	35,653	34,030
Accrued interest receivable	2,611	3,128
Other real estate owned	41,582	34,565
Identifiable intangible assets, net of accumulated amortization of $152 and $140 at September 30, 2012 and December 31, 2011, respectively	92	105
Other assets	6,298	8,550
	$993,716	1,046,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$65,518	66,765
Interest-bearing	777,758	820,121
Total deposits	843,276	886,886
Short-term borrowings	8,375	17,243
Long-term Federal Home Loan Bank borrowings	67,000	67,000
Accrued interest payable	545	673
Other liabilities	7,334	5,382
Total liabilities	926,530	977,184
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 250,000,000 shares authorized, 22,788,996 and 22,642,491 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5,697	5,661
Surplus	120,649	122,315
Accumulated deficit	(102,873)	(102,323)
Accumulated other comprehensive income — net unrealized holding gains on available-for-sale debt securities	1,158	1,434
Total stockholders’ equity	67,186	69,642
	$993,716	1,046,826
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2012 and 2011
(unaudited)

	Three Months Ended September, 30		Nine Months Ended September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$7,950	10,152	25,057	33,185
Interest on loans held for sale	10	5	28	12
Interest on debt securities:
Taxable	1,020	1,353	2,812	4,464
Exempt from federal income taxes	134	153	411	501
Interest on short-term investments	31	34	101	87
Total interest income	9,145	11,697	28,409	38,249
Interest expense:
Interest on deposits	1,633	2,643	5,362	9,588
Interest on short-term borrowings	15	30	69	74
Interest on long-term Federal Home Loan Bank borrowings	605	862	1,802	2,588
Total interest expense	2,253	3,535	7,233	12,250
Net interest income	6,892	8,162	21,176	25,999
Provision for possible loan losses	10	5,144	3,888	17,060
Net interest income after provision for possible loan losses	6,882	3,018	17,288	8,939
Noninterest income:
Net gains (losses) on sales of debt securities	380	(1)	2,903	56
Service charges on deposit accounts	152	174	445	581
Other real estate owned income	367	453	781	1,119
Other noninterest income	347	243	1,093	869
Total noninterest income	1,246	869	5,222	2,625
Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	—	—	—	569
Portion of other-than-temporary losses recognized in other comprehensive income	—	—	—	(533)
Net impairment loss realized	—	—	—	36
Salaries and employee benefits	2,896	3,205	8,395	10,219
Other real estate owned expense	1,688	2,134	5,570	8,410
Occupancy and equipment expense	888	992	2,698	3,065
Professional fees	796	249	1,758	1,492
FDIC assessment	550	496	1,683	2,273
Data processing	422	393	1,279	1,215
Amortization of intangible assets	4	4	12	12
Other noninterest expenses	610	622	1,665	2,427
Total noninterest expense	7,854	8,095	23,060	29,149
Income (loss) before applicable income taxes	274	(4,208)	(550)	(17,585)
Applicable income tax	—	—	—	—
Net income (loss)	$274	(4,208)	(550)	(17,585)

Net income (loss)	$274	(4,208)	(550)	(17,585)
Preferred stock dividends	(601)	(581)	(1,780)	(1,690)
Net loss attributable to common shareholders	$(327)	(4,789)	(2,330)	(19,275)
Per share amounts:
Basic loss per share	$(0.01)	(0.21)	(0.10)	(0.85)
Basic weighted average common shares outstanding	22,788,700	22,597,772	22,753,370	22,578,554
Diluted loss per share	$(0.01)	(0.21)	(0.10)	(0.85)
Diluted weighted average common shares outstanding	22,788,700	22,597,772	22,753,370	22,578,554
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2012 and 2011
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Net income (loss)	$274	(4,208)	(550)	(17,585)
Other comprehensive income (loss) before tax:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	—	—	—	(81)
Change in unrealized gains on other securities available-for-sale, net of reclassification	695	2,266	2,485	5,076
Reclassification adjustments for:
Available-for-sale security gains (losses) included in net income (loss)	(380)	1	(2,903)	(56)
Write-down of investment securities included in net income (loss)	—	—	—	36
Other comprehensive income (loss) before tax	315	2,267	(418)	4,975
Income tax related to items of other comprehensive income (loss)	108	772	(142)	1,692
Other comprehensive income (loss), net of tax	207	1,495	(276)	3,283
Total comprehensive income (loss)	$481	(2,713)	(826)	(14,302)

See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2012 and 2011
(unaudited)

	Preferred stock	Common stock	Surplus	Accumulated deficit	Treasury stock	Accumulated other comprehensive income	Total stockholders' equity
(In thousands, except shares)
Balance at December 31, 2010	$42,555	5,620	124,366	(68,325)	—	30	104,246
Net loss	—	—	—	(17,585)	—	—	(17,585)
Issuance of 75,000 shares of restricted stock to officers	—	19	(19)	—	—	—	—
Accrual of dividends on preferred stock	—	—	(1,690)	—	—	—	(1,690)
Forfeiture of 1,666 shares of restricted stock	—	—	4	—	(4)	—	—
Stock issuance costs	—	—	(29)	—	—	—	(29)
Issuance of stock in connection with employee stock purchase plan - 42,634 shares	—	11	29	—	—	—	40
Stock option expense	—	—	18	—	—	—	18
Amortization of restricted stock	—	—	131	—	—	—	131
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	3,283	3,283
Balance at September 30, 2011	$42,555	5,650	122,810	(85,910)	(4)	3,313	88,414
Balance at December 31, 2011	$42,555	5,661	122,315	(102,323)	—	1,434	69,642
Net loss	—	—	—	(550)	—	—	(550)
Issuance of 95,000 shares of restricted stock to officers	—	23	(23)	—	—	—	—
Accrual of dividends on preferred stock	—	—	(1,780)	—	—	—	(1,780)
Issuance of stock in connection with employee stock purchase plan - 51,505 shares	—	13	20	—	—	—	33
Amortization of restricted stock	—	—	117	—	—	—	117
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(276)	(276)
Balance at September 30, 2012	$42,555	5,697	120,649	(102,873)	—	1,158	67,186
See accompanying notes to interim condensed consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
(unaudited)

(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(550)	(17,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,395	2,872
Provision for possible loan losses	3,888	17,060
Net gains (losses) on sales and write-downs of available-for-sale debt securities	(2,903)	(20)
Write-downs of premises and equipment, net of gains on sales	—	129
Net losses on sales and write-downs of other real estate owned	3,612	5,963
Stock option compensation cost	—	18
Amortization of restricted stock expense	117	131
Mortgage loans originated for sale in the secondary market	(20,264)	(11,841)
Mortgage loans sold in the secondary market	19,791	12,562
Decrease in accrued interest receivable	517	314
Decrease in accrued interest payable	(128)	(610)
Loss on sale of loans	—	58
Other operating activities, net	2,565	3,702
Net cash provided by operating activities	12,040	12,753
Cash flows from investing activities:
Purchase of available-for-sale debt securities	(207,977)	(88,746)
Proceeds from maturities and issuer calls and principal payments on available-for-sale
debt securities	39,904	76,618
Proceeds from sales of available-for-sale debt securities	112,177	27,378
Net decrease in loans	111,641	152,155
Proceeds from sale of other real estate owned	2,190	15,588
Proceeds from sale of premises and equipment	—	37
Proceeds from sale of loans	—	5,726
Purchase of premises and equipment	(1,278)	(248)
Net cash provided by investing activities	56,657	188,508
Cash flows from financing activities:
Net decrease in deposits	(43,610)	(150,623)
Net increase (decrease) in short-term borrowings	(8,868)	8,008
Payments of long-term Federal Home Loan Bank borrowings	—	(6,000)
Issuance of common stock	33	40
Payment of stock issuance costs	—	(29)
Net cash used in financing activities	(52,445)	(148,604)
Net increase in cash and cash equivalents	16,252	52,657
Cash and cash equivalents at beginning of period	53,530	27,164
Cash and cash equivalents at end of period	$69,782	79,821
Supplemental information:
Cash paid for interest	$7,361	12,860
Noncash transactions:
Transfers to other real estate in settlement of loans	20,754	38,134
Loans made to facilitate the sale of other real estate	6,383	9,358
Forfeiture of restricted stock	—	4
Accrual of preferred dividends	1,780	1,690
Transfers of other real estate to premises and equipment	1,552	—
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
Operating results for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in the Company’s previously filed Annual Report on Form 10-K.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Subsequent Events
The Company has considered all events occurring subsequent to September 30, 2012 for possible disclosures through the filing date of this Form 10-Q.
Income Taxes
Applicable income tax totaled $0 and $0 for the nine months ended September 30, 2012 and 2011, and $0 and $0 for the quarters ended September 30, 2012 and 2011. Given the Company's cumulative losses that have occurred over the past four years, the Company maintains a full valuation reserve of $43,334 at September 30, 2012 for its deferred tax assets.
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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011
Basic
Net loss attributable to common shareholders	$(327)	(4,789)	(2,330)	(19,275)
Weighted average common shares outstanding	22,788,700	22,597,772	22,753,370	22,578,554
Basic loss per share	$(0.01)	(0.21)	(0.10)	(0.85)
Diluted
Net loss attributable to common shareholders	$(327)	(4,789)	(2,330)	(19,275)
Weighted average common shares outstanding	22,788,700	22,597,772	22,753,370	22,578,554
Effect of dilutive stock options	—	—	—	—
Diluted weighted average common shares outstanding	22,788,700	22,597,772	22,753,370	22,578,554
Diluted loss per share	$(0.01)	(0.21)	(0.10)	(0.85)

NOTE 2 — INTANGIBLE ASSETS
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at September 30, 2012 will be $4 per quarter until completely amortized.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

NOTE 3 — STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
The composition of the stockholders' equity at September 30, 2012 and December 31, 2012 is as follows:

	September 30,	December 31,
(In thousands)	2012	2011
	(Unaudited)
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 250,000,000 shares authorized, 22,788,996 and 22,642,491 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5,697	5,661
Surplus	120,649	122,315
Accumulated deficit	(102,873)	(102,323)
Accumulated other comprehensive income — net unrealized holding gains on available-for-sale debt securities	1,158	1,434
Total stockholders’ equity	67,186	69,642
The Company has accrued $1,780 in preferred dividends since December 31, 2011, attributing to a significant portion of the $1,666 (1.36%) decrease in Surplus and $2,456 (3.53%) decrease in Total stockholders' equity since December 31, 2011.
Stock-Based Compensation
Various stock option plans have been adopted (both incentive stock option plans and nonqualified stock option plans) under which options to purchase shares of Company common stock may be granted to officers, employees, and directors of the Company and the Banks. All options were authorized and granted at prices approximating or exceeding the fair value of the Company’s common stock at the date of grant. Various vesting schedules have been authorized for the options granted to date by the Company’s Board of Directors, including certain performance measures used to determine vesting of certain options granted. Options expire up to ten years from the date of grant if not exercised. For certain of the options granted, the Company’s Board of Directors has the ability, at its sole discretion, to grant to key officers of the Company and Banks the right to surrender their options held to the Company, in whole or in part, and to receive in exchange for payment by the Company an amount equal to the excess of the fair value of the shares subject to such options over the exercise price to acquire such options. Such payments may be made in cash, shares of Company common stock, or a combination thereof.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of the Company’s stock option activity for the nine-month periods ended September 30, 2012 and 2011:

	Weighted average option price per share	Number of shares	Remaining contractual term (years)	Aggregate intrinsic value
Nine months ended September 30, 2011:
Balance at December 31, 2010	$7.98	1,969,916
Forfeited	7.00	(984,400)
Balance at September 30, 2011	8.97	985,516	2.98	—
Exercisable at September 30, 2011	8.99	968,016	2.90	—
Nine months ended September 30, 2012:
Balance at December 31, 2011	$9.45	671,516
Forfeited	9.33	(93,600)
Balance at September 30, 2012	9.47	577,916	2.32	—
Exercisable at September 30, 2012	9.47	577,916	2.32	—

A summary of the activity of nonvested options for the nine-month periods ended September 30, 2012 and 2011 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2010	77,139	$0.61
Granted	—	—
Vested	(43,556)	0.77
Forfeited	(16,083)	—
Nonvested at September 30, 2011	17,500	0.77

Nonvested at December 31, 2011	6,250	$—
Granted	—	—
Vested	(6,250)	—
Forfeited	—	—
Nonvested at September 30, 2012	—	—
The total fair value of shares (based on the fair value of the options at their respective grant dates) subject to options that vested during the nine months ended September 30, 2012 and 2011 was $0 and $34, respectively.
As of September 30, 2012, there was no remaining unrecognized compensation expense related to nonvested stock options granted. During the nine months ended September 30, 2012 and 2011, the Company recognized stock option expense of $0 and $18, respectively.
During the nine months ended September 30, 2012 and 2011, the Company awarded 95,000 and 75,000 shares, respectively, of the Company’s common stock on a restricted basis to certain officers which will vest over varying periods up to three years. The awarded shares are being amortized over the estimated vesting periods.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

A summary of the activity of the Company’s restricted stock for the nine months ended September 30, 2012 and 2011 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2010	191,366	$1.28
Granted	75,000	1.61
Vested	(2,000)	15.00
Forfeited	(24,316)	0.16
Outstanding at September 30, 2011	240,050	1.38

Outstanding at December 31, 2011	212,633	$1.34
Granted	95,000	0.90
Vested	—	—
Forfeited	(28,333)	1.01
Outstanding at September 30, 2012	279,300	1.22
The Company amortizes the expense related to restricted stock as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted to senior executive officers will vest in two or three years after the grant date, and when all funds received under the Troubled Assets Relief Program Capital Purchase Program have been paid in full. Expense for restricted stock of $117 and $131 was recorded for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the total unrecognized compensation expense related to restricted stock awards was $106, and the related weighted average period over which it was expected to be recognized was approximately 21 months.

NOTE 4 — INVESTMENTS IN DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Banks’ available-for-sale debt securities at September 30, 2012 and December 31, 2011 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2012
Obligations of U.S. government agencies and corporations	$29,875	921	—	30,796
Obligations of state and political subdivisions	14,566	629	(13)	15,182
Trust preferred securities	2,994	—	(2,343)	651
U.S. agency residential mortgage-backed securities	227,223	3,212	(650)	229,785
	$274,658	4,762	(3,006)	276,414

December 31, 2011
Obligations of U.S. government agencies and corporations	$45,743	424	(9)	46,158
Obligations of state and political subdivisions	14,608	700	(15)	15,293
Trust preferred securities	3,063	—	(2,277)	786
U.S. agency residential mortgage-backed securities	156,620	3,573	(223)	159,970
	$220,034	4,697	(2,524)	222,207

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The amortized cost and estimated fair value of debt securities classified as available-for-sale at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Estimated fair value
Due one year or less	$1,398	1,417
Due one year through five years	16,671	17,041
Due five years through ten years	25,026	26,160
Due after ten years	4,340	2,011
U.S. agency residential mortgage-backed securities	227,223	229,785
	$274,658	276,414
Provided below is a summary of available-for-sale investment securities which were in an unrealized loss position at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$—	—	—	—	—	—
Obligations of state and political subdivisions	306	(3)	570	(10)	876	(13)
Trust preferred securities	—	—	651	(2,343)	651	(2,343)
U.S. agency residential mortgage-backed securities	70,498	(650)	—	—	70,498	(650)
	$70,804	(653)	1,221	(2,353)	72,025	(3,006)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$4,201	(9)	—	—	4,201	(9)
Obligations of state and political subdivisions	565	(15)	—	—	565	(15)
Trust preferred securities	—	—	786	(2,277)	786	(2,277)
U.S. agency residential mortgage-backed securities	24,255	(223)	—	—	24,255	(223)
	$29,021	(247)	786	(2,277)	29,807	(2,524)
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
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts, and insurance companies. The market for trust preferred securities at September 30, 2012 was not active, and markets for similar securities were also not active. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for the securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

not more likely than not that the Banks will be required to sell them.

The Banks’ trust preferred securities consist of the following issues:

	Pools
(In thousands, except banks/insurers)	I PreTsl III	PreTsl XXVIII	PreTsl XIV	T Pref I	Total
Class	C	B	B-1	B
Original par	$1,000	1,000	1,000	1,000
Book value	1,000	934	550	510	2,994
Fair value	261	85	12	293	651
Discounted cash flows	1,005	945	576	533
Year-to-date 2012 impairment	—	—	—	—	—
Lowest credit rating assigned to security:
Moody's	NR	Ca	Ca	Ca
Fitch	CCC	CC	C	NR
Number of banks/insurers	24	56	59	16
Banks/insurers currently performing	22	39	29	11
Actual deferrals and defaults as a percentage of
the original collateral	11.61%	25.22%	38.86%	11.87%
Excess subordination as a percentage of the
remaining performing collateral	0.56%	2.24%	(49.09)%	(68.54)%
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (“OTTI”). The following table provides information about those trust preferred securities for which only a credit loss was recognized in income, and other losses are recorded in other comprehensive loss for the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Accumulated credit losses on trust preferred securities:
Beginning of period	$955	919
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	36
Reductions due to increases in expected cash flows	—	—
End of period	$955	955
For the nine months ended September 30, 2012 and 2011, certain available-for-sale securities were sold for proceeds totaling $112,177 and $27,378, respectively, resulting in gross gains of $2,903 and $143, respectively, and gross losses of $0 and $87, respectively.

NOTE 5 — LOANS
The composition of the loan portfolio at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Commercial:
Real estate	$417,144	512,094
Other	41,185	69,989
Real estate:
Construction	56,906	71,163
Residential	72,117	66,858
Consumer	669	427
	$588,021	720,531

The Banks grant commercial, industrial, residential, and consumer loans (including overdrafts totaling $34 and $52 at September 30, 2012 and December 31, 2011, respectively) throughout the St. Louis, Missouri metropolitan area and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

At September 30, 2012, the Company's consolidated reserve for loan losses calculation had the following components (in thousands of dollars, except number of credits):

Specifically identifiable exposure on impaired loans:

Loan type	Number of credits	Loan balance	Exposure
Real estate construction	5	$21,669	3,076
Residential real estate	6	393	21
Commercial real estate	3	1,379	119
Commercial and industrial	—	—	—
Consumer	—	—	—
		$23,441	3,216

     General reserve for nonimpaired credits:

Loan type	Historical charge-off percentage	Adjusted charge-off percentage	Nonimpaired loan balance	Calculated reserve
Real estate construction	6.49%	13.86%	$35,237	4,883
Residential real estate	1.96	4.85	71,724	3,480
Commercial real estate	2.64	3.76	415,765	15,644
Commercial and industrial	1.39	3.85	41,185	1,586
Consumer	2.48	6.36	669	43
			564,580	25,636
Total			$588,021	28,852

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

Following is an analysis of the reserve for loan losses by loan type and those loans that have been specifically evaluated or evaluated in aggregate at September 30, 2012 and 2011:

	September 30, 2012
	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total

Reserve for possible loan losses:
Beginning balance, December 31	$17,277	2,063	9,818	2,197	15	31,370
Charge-offs	(6,272)	(241)	(1,938)	(795)	(32)	(9,278)
Recoveries	2,150	24	658	20	20	2,872
Provision	2,608	(260)	(579)	2,079	40	3,888
Ending balance, September 30	$15,763	1,586	7,959	3,501	43	28,852
Individually evaluated for impairment	$119	—	3,076	21	—	3,216
Collectively evaluated for impairment	15,644	1,586	4,883	3,480	43	25,636

Loans:
Individually evaluated for impairment	$1,379	—	21,669	393	—	23,441
Collectively evaluated for impairment	415,765	41,185	35,237	71,724	669	564,580
Ending balance, September 30	$417,144	41,185	56,906	72,117	669	588,021

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

	September 30, 2011
	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total

Reserve for possible loan losses:
Beginning balance, December 31	$21,406	2,029	11,966	1,871	29	37,301
Charge-offs	(11,398)	(1,582)	(5,689)	(883)	(26)	(19,578)
Recoveries	252	115	2,498	74	8	2,947
Provision	12,354	561	3,269	875	1	17,060
Ending balance, September 30	$22,614	1,123	12,044	1,937	12	37,730
Individually evaluated for impairment	$9,717	259	3,744	246	1	13,967
Collectively evaluated for impairment	12,897	864	8,300	1,691	11	23,763

Loans:
Individually evaluated for impairment	$93,847	12,762	20,426	3,056	3	130,094
Collectively evaluated for impairment	463,678	57,392	56,834	58,492	390	636,786
Ending balance, September 30	$557,525	70,154	77,260	61,548	393	766,880

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of past-due loans by accrual status, by type, and by number of days delinquent at September 30, 2012 and December 31, 2011:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total loans	Recorded Investment > 90 days and accruing
2012 Accrual
Commercial:
Real estate	$—	—	—	—	415,765	415,765	—
Other	—	—	—	—	41,185	41,185	—
Real estate:
Construction	—	—	—	—	35,254	35,254	—
Residential	—	—	—	—	71,724	71,724	—
Consumer	—	—	—	—	669	669	—
Total accrual	—	—	—	—	564,597	564,597	—

2012 Nonaccrual
Commercial:
Real estate	—	—	1,136	1,136	243	1,379	—
Other	—	—	—	—	—	—	—
Real estate:
Construction	56	—	21,596	21,652	—	21,652	—
Residential	68	—	120	188	205	393	—
Consumer	—	—	—	—	—	—	—
Total nonaccrual	124	—	22,852	22,976	448	23,424	—

2012 Total
Commercial:
Real estate	—	—	1,136	1,136	416,008	417,144	—
Other	—	—	—	—	41,185	41,185	—
Real estate:
Construction	56	—	21,596	21,652	35,254	56,906	—
Residential	68	—	120	188	71,929	72,117	—
Consumer	—	—	—	—	669	669	—
Total	$124	—	22,852	22,976	565,045	588,021	—

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total loans	Recorded Investment > 90 days and accruing
2011 Accrual
Commercial:
Real estate	$4,708	1,846	—	6,554	437,509	444,063	—
Other	—	4	—	4	68,432	68,436	—
Real estate:
Construction	—	—	61	61	54,833	54,894	61
Residential	—	—	100	100	63,982	64,082	100
Consumer	—	—	—	—	424	424	—
Total accrual	4,708	1,850	161	6,719	625,180	631,899	161

2011 Nonaccrual
Commercial:
Real estate	2,010	2,449	32,542	37,001	31,030	68,031	—
Other	—	—	117	117	1,436	1,553	—
Real estate:
Construction	—	—	15,801	15,801	468	16,269	—
Residential	—	—	973	973	1,803	2,776	—
Consumer	—	—	3	3	—	3	—
Total nonaccrual	2,010	2,449	49,436	53,895	34,737	88,632	—

2011 Total
Commercial:
Real estate	6,718	4,295	32,542	43,555	468,539	512,094	—
Other	—	4	117	121	69,868	69,989	—
Real estate:
Construction	—	—	15,862	15,862	55,301	71,163	61
Residential	—	—	1,073	1,073	65,785	66,858	100
Consumer	—	—	3	3	424	427	—
Total	$6,718	4,299	49,597	60,614	659,917	720,531	161

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of impaired loans by type at September 30, 2012 and December 31, 2011:

	Recorded investment with no reserve	Recorded investment with reserve	Total recorded investment	Unpaid principal balance	Related reserve
2012
Commercial:
Real estate	$243	1,136	1,379	1,689	119
Other	—	—	—	—	—
Real estate:
Construction	680	20,989	21,669	24,793	3,076
Residential	285	108	393	875	21
Consumer	—	—	—	—	—
Total	$1,208	22,233	23,441	27,357	3,216

2011
Commercial:
Real estate	$40,329	32,018	72,347	89,977	4,084
Other	1,787	14,275	16,062	16,723	1,072
Real estate:
Construction	723	16,453	17,176	35,077	2,179
Residential	2,466	339	2,805	3,614	91
Consumer	—	3	3	3	—
Total	$45,305	63,088	108,393	145,394	7,426

Following is a summary of impaired loans by type for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$25,896	49	98,929	735
Other	2,120	2	12,545	256
Real estate:
Construction	27,494	6	21,266	42
Residential	2,325	—	3,204	45
Consumer	3	—	3	—
Total	$57,838	57	135,947	1,078

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of loans on nonaccrual status by type at September 30, 2012 and December 31, 2011:

(In thousands)	2012	2011
Commercial:
Real estate	$1,379	68,031
Other	—	1,553
Real estate:
Construction	21,652	16,269
Residential	393	2,776
Consumer	—	3
Total	$23,424	88,632

Following is a summary of loans segregated based on credit quality indicators at September 30, 2012 and December 31, 2011:

2012 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$391,935	38,462	34,961	68,368	669	534,395
Special mention	11,434	2,300	277	2,543	—	16,554
Substandard	13,775	423	21,668	1,206	—	37,072
Doubtful	—	—	—	—	—	—
Total	$417,144	41,185	56,906	72,117	669	588,021

2011 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$398,900	50,900	32,808	61,182	422	544,212
Special mention	31,910	3,008	21,179	2,600	2	58,699
Substandard	81,284	16,081	17,176	3,007	3	117,551
Doubtful	—	—	—	69	—	69
Total	$512,094	69,989	71,163	66,858	427	720,531

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The Company classifies loan modifications as troubled debt restructurings (“TDRs”) when a borrower is experiencing financial difficulties and a concession has been granted to the borrower. The Company's modifications generally include interest rate adjustments, payment relief, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company's restructured loans are individually evaluated for impairment and evaluated as part of the reserve for possible loan losses.
The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the three and nine months ended September 30, 2012 and 2011 (in thousands of dollars, except number of loans):

	Three months ended September 30,			Nine months ended September 30,
2012	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Real estate	—	$—	—	5	$3,568	3,568
Other	—	—	—	—	—	—
Real estate:
Construction	—	—	—	—	—	—
Residential	—	—	—	2	773	773
Consumer	—	—	—	—	—	—
	—	$—	—	7	$4,341	4,341

2011
Commercial:
Real estate	2	$5,175	3,815	5	$10,484	9,124
Other	—	—	—	—	—	—
Real estate:
Construction	—	—	—	1	116	116
Residential	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	2	$5,175	3,815	6	$10,600	9,240

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The following table shows the recorded investment in TDR loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the three and nine months ended September 30, 2012 and 2011 (in thousands of dollars, except number of loans):

	Three months ended September 30,		Nine months ended September 30,
2012	Number of loans	Recorded investment	Number of loans	Recorded investment
Commercial:
Real estate	—	$—	—	$—
Other	—	—	—	—
Real estate:
Construction	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—
	—	$—	—	$—

2011
Commercial:
Real estate	—	$—	1	$615
Other	—	—	—	—
Real estate:
Construction	—	—	—	—
Residential	—	—	—	—
Consumer	—	—	—	—
	—	$—	1	$615

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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance sheet financial instruments at September 30, 2012:

Financial instruments for which contractual amounts represent:
Commitments to extend credit	$60,878
Standby letters of credit	10,707
$71,585
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at September 30, 2012, $21,038 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment on which the Banks generally have a superior lien.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
September 30, 2012
Assets:
Available-for-sale securities:
Obligations of U.S. government agencies and corporations	$—	30,796	—	30,796
Obligations of state and political subdivisions	—	15,182	—	15,182
Trust preferred securities	—	—	651	651
U.S. agency residential mortgage-backed securities	—	229,785	—	229,785
Total available for sale securities	—	275,763	651	276,414

Loans held for sale	—	1,978	—	1,978
Total recurring fair value measurements	$—	277,741	651	278,392

December 31, 2011
Assets:
Available-for-sale securities:
Obligations of U.S. government agencies and corporations	$—	46,158	—	46,158
Obligations of state and political subdivisions	—	15,293	—	15,293
Trust preferred securities	—	—	786	786
U.S. agency residential mortgage-backed securities	—	159,970	—	159,970
Total available for sale securities	—	221,421	786	222,207

Loans held for sale	—	1,505	—	1,505
Total recurring fair value measurements	$—	222,926	786	223,712

Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying interim condensed consolidated balance sheets, as well as the general classification of those instruments under the valuation hierarchy:

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
Loans Held for Sale — Loans held for sale, which consist generally of certain fixed-rate, first-lien residential mortgage loans, are carried at fair value. The estimated fair value of residential mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Company classifies as a Level 2 fair value measurement.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

For the nine months ended September 30, 2012 and 2011, the changes in assets, consisting solely of trust preferred securities, measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were as follows:

	2012	2011

Balance, at fair value on December 31	$786	511
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses) for the period:
Net unrealized gain (loss) arising through September 30	(66)	322
Impairment write-downs recognized through September 30	—	(36)
Purchases, issues, sales, and settlements:
Principal payments received through September 30	(69)	(4)
Balance, at fair value on September 30	$651	793
The following table summarizes financial instruments measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
September 30, 2012

Assets:
Impaired loans	$—	—	20,225	20,225
Other real estate owned	—	—	41,582	41,582
Total nonrecurring fair value measurements	$—	—	61,807	61,807

December 31, 2011

Assets:
Impaired loans	$—	—	100,967	100,967
Other real estate owned	—	—	34,565	34,565
Total nonrecurring fair value measurements	$—	—	135,532	135,532

Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of these instruments under the valuation hierarchy:

Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the reserve for possible loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and the client's business, resulting in a Level 3

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

fair value classification.

Other Real Estate Owned — Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair value	Valuation technique	Significant unobservable inputs	Range (Weighted average)

Trust preferred securities	$651	Discounted cash flows	Prepayment rate	0.0%-1.0% (0.5%)
Impaired loans	20,225	Appraisal value	N/A	N/A
Other real estate owned	41,582	Appraisal value	N/A	N/A

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (unaudited)
(In thousands of dollars, except shares and per share data)

Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

		Fair value measurements using
	Carrying amount	Level 1	Level 2	Level 3	Total fair value
September 30, 2012
Financial assets:
Cash and due from banks	$69,442	69,442	—	—	69,442
Federal funds sold	340	340	—	—	340
Investments in debt securities	276,414	—	275,763	651	276,414
Loans, net	559,306	—	—	558,554	558,554
Loans held for sale	1,978	—	1,978	—	1,978
Accrued interest receivable	2,611	2,611	—	—	2,611
	$910,091	72,393	277,741	559,205	909,339
Financial liabilities:
Deposits	$843,276	491,302	—	355,643	846,945
Short-term borrowings	8,375	8,375	—	—	8,375
Long-term Federal Home Loan Bank borrowings	67,000	—	—	75,608	75,608
Accrued interest payable	545	545	—	—	545
	$919,196	500,222	—	431,251	931,473

December 31, 2011
Financial assets:
Cash and due from banks	$53,530	53,530	—	—	53,530
Investments in debt securities	222,207	—	221,421	786	222,207
Loans, net	689,206	—	—	692,936	692,936
Loans held for sale	1,505	—	1,505	—	1,505
Accrued interest receivable	3,128	3,128	—	—	3,128
	$969,576	56,658	222,926	693,722	973,306
Financial liabilities:
Deposits	$886,886	503,733	—	384,875	888,608
Short-term borrowings	17,243	17,243	—	—	17,243
Long-term Federal Home Loan Bank borrowings	67,000	—	—	71,407	71,407
Accrued interest payable	673	673	—	—	673
	$971,802	521,649	—	456,282	977,931

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Cash and Other Short-Term Instruments — For cash and due from banks (including interest-earning deposits in other financial institutions), federal funds sold, accrued interest receivable (payable), and short-term borrowings, the carrying amount is a reasonable estimate of fair value, as such instruments are due on demand and/or repriced in a short time period.
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
Loans Held for Sale — Loans held for sale, which consist generally of certain fixed-rate, first-lien residential mortgage loans, are carried at fair value. The estimated fair value of residential mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Company classifies as a Level 2 fair value measurement.
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

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. (the “Company”) for the three- and nine-month periods ended September 30, 2012 and 2011. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements included in this report and the consolidated financial statements for the year ended December 31, 2011, included in our most recent annual report on Form 10-K.
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
Overview of Operations
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 22 locations of its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the “Banks”). Since its opening in 1999 through September 30, 2012, Reliance Bank has established a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois, and has total assets, loans, and deposits of $936 million, $564 million, and $790 million, respectively, at September 30, 2012.
On January 17, 2006, the Company opened a new federal savings bank, Reliance Bank, FSB, in Ft. Myers, Florida. At September 30, 2012, Reliance Bank, FSB has two branch locations in southwestern Florida and has total assets, loans, and deposits of $59 million, $24 million, and $54 million, respectively.
The St. Louis metropolitan and southwestern Florida markets in which the Company’s banking subsidiaries operate are highly competitive in the financial services area. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
Executive Summary of Results of Operations and Financial Condition

Key Financial Metrics

•	Quarterly net income of $274 thousand

•	Dramatically improved asset quality

•	Major and continued decrease in nonperforming loans

•	Significant reduction in loan loss provision expense

•	Ongoing decline in non-interest expense

The Company reported net income of $274 thousand for the third quarter 2012 compared to a $4.2 million net loss for the third quarter of 2011. The improvement is primarily attributed to major progress made in reducing the level of problem loans, allowing for a significant reduction in provision for loan losses, which declined by $5.1 million (99.8%) and $13.2 million

(77.2%) for the quarter and year-to-date, respectively. The Company has also reduced its year-to-date net loss to $550 thousand compared to a net loss of $17.6 million for the same period of 2011.

The chart below shows the improvement made in earnings and reduction in provision for loan losses on a quarterly basis for the first three quarters of 2012 and 2011:

Three months ended	September 30,	June 30,	March 31,
Net income (loss):
2012	$274 thousand	($1.5) million	$719 thousand
2011	($4.2) million	($8.2) million	($5.2) million

Provision for possible loan losses:
2012	$10 thousand	$1.3 million	$2.6 million
2011	$5.1 million	$6.8 million	$5.1 million

Nonperforming loans have fallen for seven consecutive quarters and declined by $20.8 million (34.2%) during the third quarter 2012. Year-to-date, nonperforming loans have declined $64.2 million (61.6%). Nonperforming loans as a percentage of outstanding loans declined to 6.8% from 14.5% at December 31, 2011. Nonperforming loans have declined by $131.0 million (76.6%) from a high of $171.1 million at December 31, 2010. Total watch list loans, which include nonperforming loans as well as loans that management considers high risk, have declined by $151.3 million (61.5%) since December 31, 2011.

	9/30/2012	6/30/2012	3/31/2012	12/31/2011
Nonperforming loans	$ 40.1million	$60.9 million	$81.1 million	$104.3 million
Nonperforming assets*	$ 82.1 million	$99.0 million	$110.5 million	$139.4 million
Watch list loans **	$94.9 million	$144.1 million	$217.6 million	$246.2 million
Reserve for possible loan losses	$ 28.9 million	$28.2 million	$31.9 million	$31.4 million

* Nonperforming assets are comprised of nonperforming loans, nonperforming investments, and other real estate owned.
** Watch List Loans include nonperforming loans as well as loans that management considers high risk.

Reserves for possible loan losses as a percentage of loans increased to 4.91% on September 30, 2012 compared to 4.35% on December 31, 2011. Contributing to this increase, the Company has made significant progress in obtaining recoveries from previously charged-off loans. For the third quarter 2012, the Company had net recoveries of $673 thousand. The reserve as a percentage of nonperforming loans has increased to 71.95% on September 30, 2012 from 30.08% on December 31, 2011.

Another factor in the Company's improved results was the decline in noninterest expense by $6.1 million (20.9%) for year-to-date 2012, compared to the same period of 2011. Also, third quarter 2012 noninterest expense declined $241 thousand (3.0%) from the same period last year. The largest drop came from other real estate expense, which declined $2.8 million (33.8%) for year-to-date and $446 thousand (20.9%) for the quarter compared to the same periods of 2011. Salaries and benefits dropped $1.8 million (17.9%) for year-to-date and $309 thousand (9.6%) for the quarter compared to the same periods of 2011.

Net interest income declined $4.8 million (18.6%) and $1.3 million (15.6%) for the year-to-date and third quarter, respectively. The reduction in net interest income resulted from a shrinking balance sheet due to the Company's successful efforts in reducing its commercial real estate loans. Interest expense declined $5.0 million (41.0%) and $1.3 million (36.3%) for year-to-date and the quarter, compared to the same periods during 2011.

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
On February 10, 2010, the Reliance Bank, FSB Board of Directors entered into a Memorandum of Understanding (the "OTS MOU") with the Office of Thrift Supervision ("OTS"). The OTS MOU is discussed in detail in the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed with the SEC on May 13, 2011. On June 8, 2011, the OTS issued a Cease and Desist Order ("OTS Order") to Reliance Bank, FSB, which supersedes the OTS MOU. The OTS Order requires Reliance Bank, FSB to (a) by September 30, 2011, have and maintain minimum capital ratios of 7% Tier 1 capital ratio and 13% Total risk-based capital ratio; (b) submit a revised written plan to achieve and maintain the capital levels noted above; (c) on a quarterly basis, the Reliance Bank, FSB Board of Directors shall review compliance with the capital plan; (d) within fifteen days of (1) failing to meet the capital requirements noted in (a) above; (2) failing to comply with the capital plan noted in (b) above; or (3) any written request from the OTS, Reliance Bank, FSB shall submit a written contingency plan that details actions to be taken to achieve one of the following results (i) merger with, or acquisition by, another federally insured depository institution or holding company thereof; or (ii) voluntary dissolution by filing an appropriate application with the OTS in conformity with applicable laws, regulations, and guidance; (e) submit a new business plan for the second half of 2011, and annually thereafter; (f) prepare and adopt a detailed written plan to reduce the level of criticized assets; (g) not originate, purchase, or commit to originate or purchase any new commercial real estate loans without the prior written nonobjection of the OTS; (h) not increase total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of nonobjection of the OTS; (i) comply with prior notification requirements for changes in directors and senior executive officers; (j) not declare or pay dividends or make any other capital distributions; (k) not enter into, renew, extend, or revise any contractual agreement relating to compensation or benefits for any senior executive officer or director without prior written notice to the OTS; (l) not make any golden parachute payment or prohibited indemnification payment; (m) not enter into any arrangement or contract with a third-party service provider that is significant to the overall operation or financial condition of Reliance Bank, FSB; (n) prohibit the increase in the dollar amount of brokered deposits; and (o) not engage in any new transaction with an affiliate unless Reliance Bank, FSB has complied with notice requirements. During July 2011, responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency ("OCC"), and the OTS no longer exists. The Company's obligations under the OTS Order are to the OCC.
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
On March 6, 2010, the Company entered into a Memorandum of Understanding (the "Fed MOU") with the Federal Reserve Bank of St. Louis (the "Federal Reserve"). The Fed MOU is discussed in detail in the Company's March 31, 2011 Quarterly Report on Form 10-Q, which was filed with the SEC on May 13, 2011. On July 14, 2011, the Company entered into an agreement (the "Fed Agreement") with the Federal Reserve, which superseded the Fed MOU. The Fed Agreement requires the Company to (a) take steps to ensure that the Bank complies with Reliance Bank's Consent Order noted above; (b) not, without the prior written approval of the Federal Reserve, (i) declare or pay any dividends, (ii) receive dividends or any other form of payment from Reliance Bank representing a reduction in capital, (iii) receive dividends or any other form of payment from Reliance Bank, FSB representing a reduction in capital, to the extent that any restriction by Reliance Bank, FSB's federal regulator limiting the payment of dividends or other inter-corporate payments is in force, (iv) incur, increase, or guarantee any debt, or (v) purchase or redeem any shares of its stock; (c) submit to the Federal Reserve an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis; (d) within 30 days after the end of any quarter in which the Company's capital ratios fall below the approved capital plan's minimum ratios, provide the Federal Reserve with a written notice and plan detailing the Company's planned steps to increase its capital ratios; (e) submit to the Federal Reserve a written statement of planned sources and uses of cash; (f) comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers; (g) comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and (h) submit quarterly progress reports to the Federal Reserve.
Presently, the Banks are not in compliance with all of the provisions of the Consent Order and the OTS Order (as discussed throughout this Form 10-Q); however, management of the Company and Banks believe the necessary actions have been or are being taken toward complying with the provisions of the Consent Order, OTS Order, and Fed Agreement. It is not presently determinable what actions, if any, the banking regulators might take if the provisions of the Consent Order, OTS Order, and Fed Agreement are not complied with within the specific time periods required.
Suspension of Dividend Payments
(amounts in thousands)
On February 11, 2011, the Company announced that it had suspended dividends on its preferred stock. The Company has outstanding $40,000 of 5% Series A Fixed Rate Cumulative Perpetual Preferred Stock, $2,000 of 9% Series B Fixed Rate Cumulative Preferred Stock, and $555 of 7% Series C Perpetual Convertible Preferred Stock. The Series A and Series B Preferred Stock were issued to the U. S. Treasury under the federal Troubled Asset Relief Program ("TARP"). The Series C Preferred Stock was issued to various shareholders in a private placement. Deferred dividends totaled $4,043 as of September 30, 2012. The Company does not pay dividends on its common stock.

Deregistration of Common Stock
On April 27, 2012, the Company filed a Form 15 with the SEC to terminate the registration of its Class A Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is eligible to terminate its registration because of a provision of the recently-signed Jumpstart Our Business Startups Act of 2012 that permits banks, under Section 12(g), and bank holding companies to terminate the registration of a class of securities that is held of record by fewer than 1,200 persons. Upon the expiration of the 90-day deregistration waiting period in late July 2012, the Company's Section 12 registration was terminated.

Critical Accounting Policies
The impact and any associated risks related to the Company’s critical accounting policies on reporting operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s consolidated financial statements as of and for the year ended December 31, 2011 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012, as amended on April 27, 2012. Management believes that there have been no material changes to our critical accounting policies during the first nine months of 2012.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2012 and 2011
(Amounts in thousands)

Net Income (Loss)
The Company's net loss decreased by $17,035 (96.87%) to $550 for the nine-month period ended September 30, 2012 from the $17,585 net loss for the nine-month period ended September 30, 2011. The Company recorded net income of $274 for the three-month period ended September 30, 2012, which was a $4,482 (106.51%) improvement from the net loss of $4,208 for the three-month period ended September 30, 2011. The improvement is primarily attributed to a significant reduction in provision for possible loan losses, which is discussed below. This reduction in provision was due to major progress made in reducing the level of problem loans.

Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the nine-month periods ended September 30, 2012 and 2011 was $3,888 and $17,060, respectively. The provision for possible loan losses charged to earnings for the three-month periods ended September 30, 2012 and 2011 was $10 and $5,144, respectively. Net charge-offs for the nine-month periods ended September 30, 2012 and 2011 totaled $6,406 and $16,631, respectively. The Company recorded net recoveries of $673 for the three-month period ended September 30, 2012, and net charge-offs of $4,693 for the three-month period ended September 30, 2011. At September 30, 2012 and 2011, the reserve for possible loan losses as a percentage of net outstanding loans was 4.91% and 4.92%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued, loans still accruing interest that were 90 days delinquent, and troubled debt restructurings) was 71.97% and 30.92% at September 30, 2012 and 2011, respectively. Problem loans have declined for the past seven consecutive quarters.
Net Interest Income
The Company’s net interest income decreased $4,823 (18.55%) to $21,176 for the nine-month period ended September 30, 2012 from the $25,999 earned during the nine-month period ended September 30, 2011. The Company’s net interest margin for the nine-month periods ended September 30, 2012 and 2011 was 2.95% and 3.03%, respectively. The Company’s net interest income decreased $1,270 (15.56%) to $6,892 for the three-month period ended September 30, 2012 from the $8,162 earned during the three-month period ended September 30, 2011. The Company’s net interest margin for the three-month periods ended September 30, 2012 and 2011 was 2.94% and 3.02%, respectively. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes. The Company has realized a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix. The Company’s average rate on interest-bearing liabilities for the nine-month periods ended September 30, 2012 and 2011 was 1.10% and 1.54%, respectively. The Company’s average rate on interest-bearing liabilities for the three-month periods ended September 30, 2012 and 2011 was 1.05% and 1.41%, respectively. The Company’s average yield on interest earning assets for the nine-month periods ended September 30, 2012 and 2011 was 3.95% and 4.44%, respectively. The Company’s average yield on interest earning assets for the three-month periods ended September 30, 2012 and 2011 was 3.90% and 4.31%, respectively.
Average earning assets for the first nine months of 2012 decreased $189,577 (16.38%) to $968,046 from the level of $1,157,623 for the first nine months of 2011. Average earning assets for the third quarter of 2012 decreased $141,548 (13.08%) to $940,905 from the level of $1,082,453 for the third quarter of 2011. The decline can be attributed to the decrease in outstanding loan balances. Total average loans for the first nine months of 2012 decreased $209,464 (24.26%) to $653,924 from the level of $863,388 for the first nine months of 2011. Total average loans for the third quarter of 2012 decreased $178,419 (22.57%) to $612,215 from the level of $790,634 for the third quarter of 2011. The decline is the result of the planned shrinkage of the balance sheet and decrease in the reliance on commercial real estate.
Total average investment securities for the first nine months of 2012 increased $12,787 (5.31%) to $253,628 from the level of $240,841 for the first nine months of 2011. Total average investment securities for the third quarter of 2012 increased $41,906 (18.07%) to $273,843 from the level of $231,937 for the third quarter of 2011. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide support for pledging purposes for borrowing agreements with correspondent banks, the Federal Home Loan Banks, and the Federal Reserve, (d) provide a secondary source of liquidity through “laddered” maturities of such securities, and (e) provide increased interest income over that which would be earned on overnight/daily investments. The total carrying value of securities pledged to secure deposits and repurchase agreements and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank was approximately $116,990 and $163,885 at September 30, 2012 and 2011, respectively.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand, and investment security maturities. Excess funds not invested in loans or investment securities are invested overnight with various unaffiliated financial institutions. The average balances of such short-term investments for the nine-month periods ended September 30, 2012 and 2011 were $60,494 and $53,394, respectively. The average balances of such short-term investments for the quarters ended September 30, 2012 and 2011 were $54,847 and $59,882, respectively.
Total average interest-bearing deposits for the first nine months of 2012 were $803,070, a decrease of $157,323 (16.38%) from the level of $960,393 for the first nine months of 2011. Total average interest-bearing deposits for the third quarter of 2012 were $782,179, a decrease of $104,619 (11.80%) from the level of $886,798 for the third quarter of 2011. With the decline in loan demand and low rates available on investments, the Banks have reduced their rate-sensitive deposits.
The Company’s short-term borrowings consist of overnight funds from unaffiliated financial institutions, securities sold under sweep repurchase agreements with larger deposit customers, and borrowings of Reliance Bancshares, Inc. Average short-term borrowings for the nine months ended September 30, 2012 decreased $4,459 (28.84%) to $11,002 from $15,461 for the nine months ended September 30, 2011. Average short-term borrowings for the third quarter of 2012 decreased $9,855 (54.46%) to $8,242 from $18,097 for the third quarter of 2011. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.
The Company has used longer-term advances to match with longer-term fixed rate assets. The average balance of Federal Home Loan Bank advances decreased $22,377 (25.04%) to $67,000 for the first nine months of 2012, compared with $89,377 for the first nine months of 2011. The average balance of Federal Home Loan Bank advances decreased $20,722 (23.62%) to $67,000 for the third quarter of 2012, compared with $87,722 for the third quarter of 2011. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits (hereinafter described as “total funding sources”) for the three- and nine-month periods ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Average deposits:
Noninterest-bearing	7.35%	6.87%	6.91%	5.93%

Interest-bearing:
Transaction accounts	24.68	19.52	23.09	20.98
Savings	21.16	25.06	22.55	25.52
Time deposits of $100,000 or more	18.89	14.25	18.04	13.78
Other time deposits	19.79	24.37	21.17	24.53
Total average interest-bearing deposits	84.52	83.20	84.85	84.81
Total average deposits	91.87	90.07	91.76	90.74
Average short-term borrowings	0.89	1.70	1.16	1.37
Average long-term advances from Federal Home Loan Bank	7.24	8.23	7.08	7.89
	100.00%	100.00%	100.00%	100.00%
The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits and interest-bearing transaction and savings accounts, while reducing time deposits, short-term borrowings and long-term advances. Average time deposits, short-term borrowings and long-term advances, as a group, declined to 46.81% and 47.45% for the three and nine months ended September 30, 2012, compared to 48.55% and 47.57% for the three and nine months ended September 30, 2011, respectively. The Company reduced its percentage of short-term borrowings and long-term advances. However, time deposits have increased to 38.68% for the three months ended September 30, 2012 from 38.62% for the three months ended September 30, 2011. Time deposits have also increased to 39.21% for the nine months ended September 30, 2012 from 38.31% for the nine months ended September 30, 2011.
Average savings accounts and noninterest and interest-bearing transaction accounts, as a group, increased to 53.19% and 52.55% for the three and nine months ended September 30, 2012, compared to 51.45% and 52.43% for the three and nine months ended September 30, 2011, respectively. Average noninterest-bearing accounts have increased to 7.35% and 6.91% of total funding sources for the three and nine months ended September 30, 2012, compared to 6.87% and 5.93% of total funding sources for the three and nine months ended September 30, 2011. Increases in interest bearing transaction accounts were nearly offset by declines in savings accounts. Interest-bearing transaction accounts have increased to 24.68% and 23.09% of total funding sources for the three and nine months ended September 30, 2012, compared to 19.52% and 20.98% of total funding sources for the three and nine months ended September 30, 2011. Savings accounts have declined to 21.16% and 22.55% for the three and nine months ended September 30, 2012, compared to 25.06% and 25.52% for the three and nine months ended September 30, 2011, respectively.
The average rate paid on total interest-bearing liabilities decreased from 1.41% to 1.05% for the three months ended September 30, 2012, compared to the same period in 2011, and from 1.54% to 1.10% for the nine months ended September 30, 2012, compared to the same period in 2011. Rates on each category of interest-bearing deposits dropped for the three and nine-

month periods ended September 30, 2012, compared to the same periods in 2011. Given the low rate of interest rates for all deposits, customers are more willing to maintain their accounts in lower-yielding savings accounts with the expectation that rates will eventually increase, rather than locking up their funds in lower-yielding time deposits for any length of time.
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

	Nine months ended September 30, 2012
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$653,924	63.99%	$25,101	5.13%
Investment securities:
Taxable	240,166	23.50	2,812	1.56
Exempt from federal income taxes (3)	13,462	1.32	601	5.96
Short-term investments	60,494	5.92	101	0.22
Total earning assets	968,046	94.73	28,615	3.95
Nonearning assets:
Cash and due from banks	6,399	0.63
Reserve for possible loan losses	(30,905)	(3.02)
Premises and equipment	34,182	3.34
Other assets	42,530	4.16
Available-for-sale investment market valuation	1,676	0.16
Total nonearning assets	53,882	5.27
Total assets	$1,021,928	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$218,550	21.39%	729	0.45%
Savings	213,425	20.88	694	0.43
Time deposits of $100,000 or more	170,769	16.71	1,624	1.27
Other time deposits	200,326	19.60	2,314	1.54
Total interest-bearing deposits	803,070	78.58	5,361	0.89
Long-term borrowings	67,000	6.56	1,802	3.59
Short-term borrowings	11,002	1.08	69	0.84
Total interest-bearing liabilities	881,072	86.22	7,232	1.10
Noninterest-bearing deposits	65,366	6.40
Other liabilities	6,945	0.67
Total liabilities	953,383	93.29
STOCKHOLDERS’ EQUITY	68,545	6.71
Total liabilities and stockholders’ equity	$1,021,928	100.00%
Net interest income			$21,383
Net yield on earning assets				2.95%
(continued)

	Nine months ended September 30, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$863,388	69.92%	$33,203	5.14%
Investment securities:
Taxable	224,520	18.18	4,464	2.66
Exempt from federal income taxes (3)	16,321	1.32	721	5.91
Short-term investments	53,394	4.32	87	0.22
Total earning assets	1,157,623	93.74	38,475	4.44
Nonearning assets:
Cash and due from banks	5,336	0.43
Reserve for possible loan losses	(38,949)	(3.15)
Premises and equipment	35,683	2.89
Other assets	73,353	5.94
Available-for-sale investment market valuation	1,803	0.15
Total nonearning assets	77,226	6.26
Total assets	$1,234,849	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$237,554	19.24%	1,124	0.63%
Savings	288,993	23.40	1,640	0.76
Time deposits of $100,000 or more	156,023	12.63	2,464	2.11
Other time deposits	277,823	22.50	4,360	2.10
Total interest-bearing deposits	960,393	77.77	9,588	1.33
Long-term borrowings	89,377	7.24	2,588	3.87
Short-term borrowings	15,461	1.25	74	0.64
Total interest-bearing liabilities	1,065,231	86.26	12,250	1.54
Noninterest-bearing deposits	67,226	5.44
Other liabilities	5,732	0.47
Total liabilities	1,138,189	92.17
STOCKHOLDERS’ EQUITY	96,660	7.83
Total liabilities and stockholders’ equity	$1,234,849	100.00%
Net interest income			$26,225
Net yield on earning assets				3.03%
(continued)

	Quarter ended September 30, 2012
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$612,215	61.21%	$7,966	5.18%
Investment securities:
Taxable	260,676	26.06	1,020	1.56
Exempt from federal income taxes (3)	13,167	1.32	197	5.95
Short-term investments	54,847	5.48	31	0.22
Total earning assets	940,905	94.07	9,214	3.90
Nonearning assets:
Cash and due from banks	6,601	0.66
Reserve for possible loan losses	(29,054)	(2.90)
Premises and equipment	35,114	3.51
Other assets	44,645	4.46
Available-for-sale investment market valuation	2,049	0.20
Total nonearning assets	59,355	5.93
Total assets	$1,000,260	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$228,367	22.83%	250	0.44%
Savings	195,812	19.58	200	0.41
Time deposits of $100,000 or more	174,804	17.48	520	1.18
Other time deposits	183,196	18.31	663	1.44
Total interest-bearing deposits	782,179	78.20	1,633	0.83
Long-term borrowings	67,000	6.70	605	3.59
Short-term borrowings	8,242	0.82	15	0.72
Total interest-bearing liabilities	857,421	85.72	2,253	1.05
Noninterest-bearing deposits	68,070	6.81
Other liabilities	7,450	0.74
Total liabilities	932,941	93.27
STOCKHOLDERS’ EQUITY	67,319	6.73
Total liabilities and stockholders’ equity	$1,000,260	100.00%
Net interest income			$6,961
Net yield on earning assets				2.94%
(continued)

	Quarter ended September 30, 2011
(In thousands of dollars)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$790,634	68.03%	$10,157	5.10%
Investment securities:
Taxable	216,995	18.67	1,353	2.47
Exempt from federal income taxes (3)	14,942	1.29	220	5.84
Short-term investments	59,882	5.15	34	0.23
Total earning assets	1,082,453	93.14	11,764	4.31
Nonearning assets:
Cash and due from banks	4,396	0.38
Reserve for possible loan losses	(39,031)	(3.36)
Premises and equipment	34,717	2.99
Other assets	75,562	6.50
Available-for-sale investment market valuation	4,039	0.35
Total nonearning assets	79,683	6.86
Total assets	$1,162,136	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$208,050	17.90%	352	0.67%
Savings	267,125	22.99	472	0.70
Time deposits of $100,000 or more	151,854	13.07	650	1.70
Other time deposits	259,769	22.35	1,169	1.79
Total interest-bearing deposits	886,798	76.31	2,643	1.18
Long-term borrowings	87,722	7.55	862	3.90
Short-term borrowings	18,097	1.56	30	0.66
Total interest-bearing liabilities	992,617	85.42	3,535	1.41
Noninterest-bearing deposits	73,324	6.31
Other liabilities	7,355	0.63
Total liabilities	1,073,296	92.36
STOCKHOLDERS’ EQUITY	88,840	7.64
Total liabilities and stockholders’ equity	$1,162,136	100.00%
Net interest income			$8,229
Net yield on earning assets				3.02%

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume, and changes in yield/rates:

	Amount of increase (decrease)
	Third quarter				First nine months
	Change from 2011 to 2012 due to
(In thousands)	Volume (1)		Yield/rate (2)	Total	Volume (1)	Yield/rate (2)	Total
Interest income:
Loans	$(2,346)		155	(2,191)	(8,038)	(64)	(8,102)
Investment securities:
Taxable	233		(566)	(333)	295	(1,947)	(1,652)
Exempt from federal income taxes	(27)		4	(23)	(126)	6	(120)
Short-term investments	(2)	1	(1)	(3)	14	—	14
Total interest income	(2,142)		(408)	(2,550)	(7,855)	(2,005)	(9,860)
Interest expense:
Interest-bearing transaction accounts	31		(133)	(102)	(86)	(309)	(395)
Savings accounts	(107)		(165)	(272)	(356)	(590)	(946)
Time deposits of $100,000 or more	88		(218)	(130)	215	(1,055)	(840)
Other time deposits	(304)		(202)	(506)	(1,046)	(1,000)	(2,046)
Total deposits	(292)		(718)	(1,010)	(1,273)	(2,954)	(4,227)
Short-term borrowings	(192)		(65)	(257)	(610)	(176)	(786)
Long-term borrowings	(18)		3	(15)	(25)	20	(5)
Total interest expense	(502)		(780)	(1,282)	(1,908)	(3,110)	(5,018)
Net interest income	$(1,640)		372	(1,268)	(5,947)	1,105	(4,842)
(1)Change in volume multiplied by yield/rate of prior year.
(2)Change in yield/rate multiplied by volume of prior year.
NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Noninterest Income
Total noninterest income for the first nine months of 2012, excluding security gains and losses, decreased $250 (9.73%) to $2,319 from the $2,569 earned for the first nine months of 2011. Total noninterest income for the third quarter of 2012, excluding security gains and losses, decreased $4 (0.46%) to $866 from the $870 earned for the third quarter of 2011. Income generated from other real estate properties decreased by $338 (30.21%) to $781 during the first nine months of 2012 from $1,119 during the same period in 2011. Income generated from other real estate properties decreased by $86 (18.98%) to $367 during the third quarter of 2012 from the $453 earned during the same period in 2011.

Noninterest Expense
Total noninterest expense decreased $6,089 (20.89%) for the first nine months of 2012 to $23,060 from the $29,149 incurred during the first nine months of 2011. Total noninterest expense decreased $241 (2.98%) for the third quarter of 2012 to $7,854 from the $8,095 incurred during the third quarter of 2011. See below for discussion of detailed expense categories.
Total personnel costs decreased by $1,824 (17.85%) to $8,395 for the first nine months of 2012 from the $10,219 incurred in the first nine months of 2011. Total personnel costs decreased by $309 (9.64%) to $2,896 for the third quarter of 2012 from the $3,205 incurred in the third quarter of 2011. The decrease is attributed to cost savings initiatives including restructuring of staff and attrition, despite maintaining higher staff levels in the loan workout area.
Total other real estate owned expenses for the first nine months of 2012 decreased $2,840 (33.77%) to $5,570, as compared with the $8,410 of expenses incurred for the first nine months of 2011. Total other real estate owned expenses for the third quarter of 2012 decreased $446 (20.90%) to $1,688 as compared with the $2,134 of expenses incurred for the third quarter of

2011. While increasing for the past two quarters, overall other real estate balances have been lower during the nine-month period ended September 30, 2012 compared to the same period during 2011. Net losses on sales and write-downs recognized based upon new property valuations for the first nine months of 2012 were $3,612.
Total occupancy and equipment expenses decreased $367 (11.97%) to $2,698 for the first nine months of 2012 from the $3,065 incurred in the first nine months of 2011. Total occupancy and equipment expenses decreased $104 (10.48%) to $888 for the third quarter of 2012 from the $992 incurred in the third quarter of 2011. The Company closed its Houston, Texas and Chandler, Arizona loan production offices as well as a Reliance Bank, FSB branch location. Charges related to these closures were taken during the first quarter of 2011, lowering ongoing occupancy expenses.
FDIC assessment expense for the first nine months of 2012 decreased $590 (25.96%) to $1,683 as compared with the $2,273 of expenses incurred for the first nine months of 2011. FDIC assessment expense for the third quarter of 2012 increased $54 (10.89%) to $550 as compared with the $496 of expenses incurred for the third quarter of 2011. The year-to-date decline is attributed to the FDIC revision to its general assessment calculation, which was implemented during the third quarter of 2011. This revised calculation lowered the assessment rates for both Reliance Bank and Reliance Bank, FSB.
Professional fees for the first nine months of 2012 increased $266 (17.83%) to $1,758 as compared with the $1,492 of expenses incurred for the first nine months of 2011. Professional fees for the third quarter of 2012 increased $547 (219.68%) to $796 as compared with the $249 of expenses incurred for the third quarter of 2011. The Company's use of consulting firms to assist in addressing problem assets was higher during 2012 compared to the same periods during 2011.
Other noninterest expenses for the first nine months of 2012 decreased $762 (31.40%) to $1,665, as compared with $2,427 of expenses incurred for the first nine months of 2011. Other noninterest expenses for the third quarter of 2012 decreased $12 (1.93%) to $610, as compared with $622 of expenses incurred for the third quarter of 2011. A portion of the decrease is attributed to first quarter 2011 charges related to the announced closure of the Houston, Texas and Chandler, Arizona loan production offices, as well as the closure of a Reliance Bank, FSB branch location.
Income Taxes
Applicable income tax benefits totaled $0 and $0 for the nine-month periods ended September 30, 2012 and 2011, and $0 and $0 for the quarters ended September 30, 2012 and 2011, respectively. In light of the Company’s cumulative losses that have occurred in preceding years, the Company maintains a 100% valuation reserve for its deferred tax assets. In addition, a tax valuation is being applied on tax benefits or expense created since the valuation was established, resulting in the $0 and $0 applicable income tax benefits for the nine-month periods ended September 30, 2012 and 2011.

Financial Condition
(Amounts in thousands)
Total assets of the Company decreased $53,110 (5.07%) to $993,716 at September 30, 2012 from a level of $1,046,826 at December 31, 2011.
Total deposits of the Company decreased $43,610 (4.92%) in the first nine months of 2012 to $843,276 at September 30, 2012 from the level of $886,886 at December 31, 2011. See the "Results of Operations" section of this report for a discussion of changes in deposit composition.
Short-term borrowings at September 30, 2012 decreased $8,868 (51.43%) to $8,375 from the level of $17,243 at December 31, 2011. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total longer-term advances from the Federal Home Loan Bank remained consistent at $67,000 for both September 30, 2012 and December 31, 2011. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Other liabilities increased $1,952 (36.27%) in the first nine months of 2012 to $7,334 at September 30, 2012 from the level of $5,382 at December 31, 2011. The increase relates to the accrual of $1,780 in preferred dividends.
Interest-earning deposits in other financial institutions increased $14,351 (32.77%) in the first nine months of 2012 to $58,150 at September 30, 2012 from the level of $43,799 at December 31, 2011. Interest-earning deposits in other financial institutions will fluctuate significantly based on short-term cash flows.
Net loans decreased $129,900 (18.85%) in the first nine months of 2012 to $559,306 at September 30, 2012 from the level of $689,206 at December 31, 2011. The economy, reduction in nonperforming loans, and a reduced focus on commercial real estate have lowered the Company’s loan totals. See the "Risk Management" section below for detail discussion of nonperforming loans.

Investment securities, all of which are maintained as available-for-sale, increased $54,207 (24.39%) in the first nine months of 2012 to $276,414 at September 30, 2012 from the level of $222,207 at December 31, 2011. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio, and the funding requirements of the Company’s loan portfolio, as described above.
Total stockholders’ equity decreased $2,456 (3.53%) in the first nine months of 2012 to $67,186 at September 30, 2012 from the level of $69,642 at December 31, 2011 due to the accrual of preferred dividends noted above and Company's year-to-date net loss. The Company’s capital-to-asset percentage was 6.76% at September 30, 2012, compared to 6.65% at December 31, 2011.
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
Net charge-offs for the first nine months of 2012 were $6,406, compared to $16,631 for the first nine months of 2011. During the third quarter of 2012, the Company recorded a net recovery of $673, compared to a net charge-off of $4,693 for the third quarter of 2011. The decrease in charge-off levels resulted from the decline in nonperforming loans. The Company’s banking subsidiaries had no loans to any foreign countries at September 30, 2012 and 2011, nor did they have any concentration of loans to any industry on these dates, except that a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly capitalized speculative start-up companies.
Nonperforming assets were $82,059, $139,434, and $160,637 as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively. Nonperforming loans dropped $64,259 (61.58%) to $40,089 at September 30, 2012 compared to $104,348 at December 31, 2011, and decreased $81,942 (67.15%) from September 30, 2011. Nonperforming loans as of September 30, 2012, December 31, 2011, and September 30, 2011 were comprised of nonaccrual loans of $23,424, $88,632, and $98,055, respectively, loans 90 days delinquent and still accruing interest of $0, $161, and $163, respectively, and restructured loans (not already included in nonaccrual loans above) totaling $16,664, $15,555, and $23,813, respectively. The Company has taken an aggressive approach toward collection and resolution of such problem credits. Such loans are continually reviewed for impairment as the underlying real estate values have declined, resulting in additional loan charge-offs. Once foreclosure occurs, additional declines in the value of the properties result in other real estate owned write-downs. The Company believes the reserve for loan losses calculation at September 30, 2012 adequately considers the fair value of the underlying collateral on its problem loan portfolio; however, the values of these properties have continued to deteriorate, albeit at a slower pace than in previous years, requiring the additional provision for loan losses. Additional provisions and other real estate write-downs may be required in subsequent quarters if the values of such properties continue to decline.
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
Nonperforming loans have dropped during the past seven quarters from their high at December 31, 2010. At September 30, 2012, nonperforming loans had decreased $64,259 (61.58%) to $40,089 from $104,348 at December 31, 2011, the largest components of which were comprised of the following loan relationships (which comprise approximately 82% of total nonperforming loans):

•
A loan for approximately $19.4 million secured by 90 acres of developed land in Arizona. The borrower expects to sell a lot within the development and pay down a portion of the balance and provide for interest payments.

•
Loans for approximately $6.3 million for the purchase of four commercial buildings located in St. Louis County and Jefferson County, Missouri. The loans are performing on an interest-only basis. The Company has completed a restructuring of the loans which included a principal paydown. These loans have been established with principal and interest payments and the borrower has been performing on these payments. The Company anticipates removing these loans from troubled debt restructuring status on January 1, 2013.

•
A loan for approximately $7.2 million to a group of investors secured by a retail strip center. The Company has restructured the loan to principal and interest payments and the borrower is performing. The Company anticipates removing this loan from troubled debt restructuring status on January 1, 2013.

During this elongated period of declining real estate values, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio, yet remains focused on reducing overall loan balances. Given the collateral values maintained in its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at September 30, 2012. However, should the real estate market decline, the Company may require additional provisions to the reserve for possible loan losses to address such declining collateral values.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $41,582 and $34,565 at September 30, 2012 and December 31, 2011, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure, for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2011:

Other Real Estate Owned
(In thousands)
Balance at December 31, 2011	$34,565
Foreclosures	20,754
Cash proceeds from sales	(2,190)
Loans made to facilitate sales of other real estate	(6,383)
Losses and write-downs	(3,612)
Transfers of other real estate to premises and equipment	(1,552)
Balance at September 30, 2012	$41,582
Included in the September 30, 2012 balance is a valuation of $840 for future losses in the Other Real Estate Owned portfolio. The Company anticipates transferring from nonaccrual loans approximately $15.5 million of new properties and is negotiating the sale of $10.5 million of existing properties within the next three months.
Potential Problem Loans
(in thousands of dollars)
As of September 30, 2012, the Company had one loan with a principal balance of $17 that was identified by management as having possible credit problems that raise doubts as to the ability of the borrower to comply with the current repayment terms, which is not included in nonperforming loans. This loan was continuing to accrue interest and was less than 90 days past due on any scheduled payments. However, various concerns, including, but not limited to, payment history, loan agreement compliance, adequacy of collateral coverage, and the borrowers’ overall financial condition caused management to believe that this loan may result in reclassification at some future time as nonaccrual, past due, or restructured. This loan is not necessarily indicative of future nonperforming loans, as the Company continues to work on resolving issues with both nonperforming and potential problem credits on its watch list.
The Company’s credit management policies and procedures focus on identifying, measuring, and controlling credit exposure. The Company holds monthly asset disposition meetings, which is comprised of executive management, including all members of the credit committee. At these meetings, the group makes determinations as to the appropriateness of risk ratings on watch list credits; determines the appropriateness of reserves on individual credits; reviews the performance of watch list credits and determine appropriate action plans; discusses troubled debt restructurings; and reviews valuations of other real estate properties.
Adversely rated credits, including loans requiring close monitoring, are included on a monthly loan watch list. The asset disposition group reviews all credits on the watch list. Watch list loans include loans with identified difficulties such as:

•	Delinquency of a scheduled loan payment;

•	Deterioration in the borrower’s financial condition identified in a review of periodic financial statements;

•	Decrease in the value of collateral securing the loan; or

•	Change in the economic environment in which the borrower operates.
Loans on the watch list require periodic detailed loan status reports, including recommended corrective actions, prepared by the responsible loan officer, and reviewed and approved by executive management.
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer. This committee may approve individual credit relationships up to $2,500. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $23,885 at September 30, 2012.
At September 30, 2012 and 2011, the reserve for loan losses was $28,852 and $37,730, respectively, or 4.91% and 4.92% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the nine-month periods ended September 30, 2012 and 2011. The decrease in the level of the reserve and the decrease in the reserve percentage is attributed to a smaller loan portfolio, particularly with a decline in nonperforming loans.

	Nine-month periods
	ended September 30,
(In thousands)	2012	2011
Average loans outstanding	$653,924	863,388
Reserve at beginning of period	$31,370	37,301
Provision for possible loan losses	3,888	17,060
	35,258	54,361
Charge-offs:
Commercial loans:
Real estate	(6,272)	(11,398)
Other	(241)	(1,582)
Real estate:
Construction	(1,938)	(5,689)
Residential	(795)	(883)
Consumer	(32)	(26)
Total charge-offs	(9,278)	(19,578)
Recoveries:
Commercial loans:
Real estate	2,150	252
Other	24	115
Real estate:
Construction	658	2,498
Residential	20	74
Consumer	20	8
Total recoveries	2,872	2,947
Net charge-offs	$(6,406)	(16,631)
Reserve at end of period	$28,852	37,730
Net charge-offs to average loans (annualized)	1.31%	2.58%
Ending reserve to net outstanding loans at end of period	4.91%	4.92%
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
While considering the level of nonperforming assets when assessing the appropriate level of the reserve for loan losses at a particular point in time, the Company does not use a preassigned coverage ratio of nonperforming assets. Since a significant percentage of the Company’s loan portfolio is concentrated in commercial real estate, the most significant factor when determining an appropriate level for the reserve for loan losses is a detailed analysis of the individual credit relationships and their potential for loss after considering the value of the underlying real estate collateral.
The Company risk-rates all of the loans in its loan portfolio, using a 1-7 risk rating system, with a “1” - rated credit being a high-quality loan and a “7” - rated credit having some level of loss in the credit. Loan officers are responsible for risk-rating their own credits, including maintaining the risk rating on a current basis. Downgrades are discussed at various management and loan committee meetings. The risk ratings are also subject to an ongoing review by an extensive loan review process performed independently of the loan officers. An adequately controlled risk rating process allows Company management to conclude that the Banks’ watch lists (which include all credits risk-rated “4” or greater) are, for all practical purposes, a complete profile of situations with current loss exposure.

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
While the Company has no significant specific industry concentration risk, over 93% of the loan portfolio was dependent on real estate collateral at September 30, 2012, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real estate loan balances as a percentage
	of total regulatory capital
	9/30/2011	12/31/2011	9/30/2012
Construction, land development, and other land loans	90%	91%	76%
Nonfarm nonresidential:
Owner-occupied	123%	115%	81%
Nonowner-occupied	424%	436%	394%
1- to 4- family closed-end loans	55%	69%	81%
Multifamily	95%	97%	76%
Other	25%	26%	23%

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
Liquidity is primarily provided to the Banks through earning assets, including deposits in other financial institutions, federal funds sold, and maturities and principal payments in the investment portfolio, all funded through deposits and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $276,414 at September 30, 2012, of which approximately $116,990 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank. Maturing loans also provide liquidity on an ongoing basis. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have federal funds lines of credit totaling $21,000 through correspondent banks, of which $21,000 was available at September 30, 2012. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $95,840, and availability under that line was $23,399 at September 30, 2012. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $6,260, of which $4,025 was available at September 30, 2012. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank of St. Louis in the amount of $22,643, of which $22,643 was available, subject to a collateral and credit review, at September 30, 2012. As of September 30, 2012, the combined availability under these arrangements totaled $71,067. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
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
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at September 30, 2012 are presented in the following table:

			For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
(in thousands of dollars)	Amount	Actual ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$74,536	10.46%	$57,009	≥8.0%	N/A	N/A
Reliance Bank	76,166	11.12%	54,778	≥8.0%	$68,473	≥10.0%
Reliance Bank, FSB	3,547	12.32%	2,303	≥8.0%	2,879	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	65,381	9.17%	28,504	≥4.0%	N/A	N/A
Reliance Bank	67,402	9.84%	27,389	≥4.0%	41,084	≥6.0%
Reliance Bank, FSB	3,145	10.92%	1,152	≥4.0%	1,727	≥6.0%
Tier 1 capital (to average assets):
Consolidated	65,381	6.55%	39,930	≥4.0%	N/A	N/A
Reliance Bank	67,402	7.16%	37,641	≥4.0%	47,052	≥5.0%
Reliance Bank, FSB	3,145	5.29%	2,377	≥4.0%	2,971	≥5.0%
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
The required contractual obligations and other commitments at September 30, 2012 are as follows:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Operating leases	$6,138	549	1,821	3,768
Time deposits	351,973	219,751	132,071	151
Federal Home Loan Bank borrowings	67,000	5,000	15,000	47,000
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
Following is a summary of the Banks’ off-balance sheet financial instruments at September 30, 2012:

(In thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Commitments to extend credit	$60,878	15,703	21,007	24,168
Standby letters of credit	10,707	10,420	287	—

Impact of New and Not Yet Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board issued ASU No. 2011-11 “Disclosures About Offsetting Assets and Liabilities”. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master-netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. The Company is evaluating the impact of adopting this updated guidance.

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
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of September 30, 2012, individually and cumulatively, through various time horizons:

	Remaining maturity if fixed rate;
	earliest possible repricing interval if floating rate
(In thousands)	3 months or less	Over 3 months through 12 months	Over 1 year through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$161,441	127,772	266,413	32,395	588,021
Residential mortgage loans held for sale	23	98	565	1,292	1,978
Investment securities, at amortized cost	47,493	51,366	122,191	53,608	274,658
Other interest-earnings assets	58,490	—	—	—	58,490
Total interest-earning assets	$267,447	179,236	389,169	87,295	923,147
Interest-bearing liabilities:
Savings and interest-bearing transaction accounts	$425,785	—	—	—	425,785
Time certificates of deposit of $100,000 or more	32,817	76,937	65,642	126	175,522
All other time deposits	26,970	83,027	66,429	25	176,451
Nondeposit interest-bearing liabilities	6,729	6,296	15,000	47,350	75,375
Total interest-bearing liabilities	$492,301	166,260	147,071	47,501	853,133
Gap by period	$(224,854)	12,976	242,098	39,794	70,014
Cumulative gap	$(224,854)	(211,878)	30,220	70,014	70,014
Ratio of interest-sensitive assets to interest-sensitive liabilities	0.54	1.08	2.65	1.84	1.08
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	0.54	0.68	1.04	1.08	1.08
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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at September 30, 2012 indicate that the Company’s fair market value of equity would increase 0.90% and 11.62% from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and decrease 7.86% and 22.58%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.

Part I — Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Interim Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
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

Part II — Item 1A — Risk Factors
The Company's business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In connection with its preparation of this Quarterly Report, management has reviewed and considered these risk factors and has determined that there have been no material changes to the Company's risk factors since the date of filing the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than as described below:

We are subject to the rules and regulations promulgated under the U.S. Treasury's TARP program, which, among other things, may directly affect control of our Company and Board representation.
The Company has issued 40,000 shares of Series A Fixed-Rate Cumulative Perpetual Preferred Stock and 2,000 shares of Series B Fixed-Rate Cumulative Perpetual Preferred Stock to the U.S. Treasury in exchange for $42 million in cash as part of the U.S. Treasury's TARP program. We are required to pay quarterly dividends on this preferred stock, and the terms of the preferred stock provide that if we fail to make six of these dividend payments, the holder of the preferred stock may appoint two directors to our Board. To date, we have failed to make seven dividend payments. Therefore, if the U.S. Treasury executes its rights as a holder of our preferred stock, it may appoint two members to our Board without the approval of existing Board members or our shareholders.
The U.S. Treasury may also sell our preferred stock to private investors at auction. Many purchasers of TARP preferred stock at auction are private equity funds. Any holder of our preferred stock, including private equity funds, would have the right to appoint two members to our Board of Directors pursuant to the terms of the stock. Though the U.S. Treasury has not yet exercised this right as the current holder, a private equity fund or other private purchaser of our preferred stock may exercise this right and assume representation on our Board without the approval of existing Board members or our shareholders. These Board members will have voting rights and, as members of the Board, will have the ability to influence the management and control of the Company and its operations.
We are subject to various regulatory orders and agreements, and any failure to comply with the provisions thereof could adversely affect us.

As described in Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments: Regulatory Developments” section of this Quarterly Report on Form 10-Q, Reliance Bank entered into the Consent Order with the FDIC in February 2011, Reliance Bank, FSB was issued the OTS Order in June 2011, and the Company entered the Fed Agreement with the Federal Reserve in July 2011. These orders and agreements subject us to heightened regulatory requirements and increased scrutiny and supervision. The Company and its subsidiaries are not currently in compliance with these orders and agreements. Although we believe that the necessary actions have been or are being taken toward complying with these orders and agreements, we cannot guarantee that our efforts will be successful and we cannot predict the ramifications of the failure to comply with any provision of these orders and agreements in the future. Any failure to comply could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Parent company cash flows are currently insufficient to meet operating needs.
Recently, Reliance Bancshares, Inc. borrowed money from individuals on the Board of Directors to support the cash flow of the parent company. Without dividends from its subsidiary banks, which they are currently prohibited from paying pursuant to the regulatory orders and agreements with applicable banking agencies, the parent company can only obtain cash for operating purposes through borrowing facilities or additional capital raises. The parent company does not currently have sufficient cash to meet its operating needs, and there can be no assurance that it will be able to obtain the cash it needs in the near future.
Our results of operations, financial condition and business may be materially adversely affected if we fail to successfully implement our approved capital plans.
Both Reliance Bank and Reliance Bank, FSB have submitted revised capital plans to our regulators, which have been approved. These capital plans address efforts to raise additional capital and the timing of such efforts. Even though the regulators have approved these revised plans, we could become subject to new limitations on our activities and/or additional reporting requirements. There can be no assurance that we will be able to successfully implement each or every component of the plans in a timely manner or at all, and a number of events and conditions must occur in order for the plans to achieve their intended effect. If we are not able to successfully implement our capital plans, we could be adversely impacted and our ability to withstand continued adverse economic conditions could be threatened.
We are in the process of deregistering our common stock with the SEC. We expect our SEC reporting requirements to be eliminated as a result of this process.
On April 27, 2012, we filed a Form 15 with the SEC to terminate the registration of our Class A common stock under Section 12(g) of the Exchange Act pursuant to a provision of the recently-signed Jumpstart Our Business Startups Act that permits banks and bank holding companies to terminate the registration of a class of securities that is held of record by fewer than 1,200 persons. Upon the expiration of a 90-day waiting period which ended in July 2012, our deregistration under Section 12(g) of the Exchange Act became effective.
Because we have common stock issuable pursuant to employee benefit plans registered on registration statements on Form S-8 which were updated during fiscal 2012, we are subject to the reporting requirements under Section 15(d) of the Exchange Act and as such, we are required to file our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for the remainder of fiscal 2012. In addition, we are required to file an Annual Report on Form 10-K for the fiscal year ending December 31, 2012. We intend that this Annual Report will serve as our last public filing with the SEC pursuant to the Exchange Act. Once the Annual Report on Form 10-K for the year ending December 31, 2012 is filed with the SEC, our obligations to file Exchange Act reports will suspend, and we will no longer be a publicly reporting company.
The reduction and elimination of our SEC reporting obligations may lower our compliance-related costs, but shareholders should be aware that their access to information about us may be reduced, along with their ability to rely on the protections afforded by certain requirements that the SEC imposes on public companies.

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
Date: November 14, 2012