Form 10-K
period 2012-12-31
Reliance Bancshares, Inc.
filed 2013-03-29
CIK 1397771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Title of Class
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $8,686,110.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,855,044 shares of common stock outstanding as of March 19, 2013.

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

PART I
Item 1. Business
General
Reliance Bancshares, Inc. (the “Company” or “Reliance”) is a multi-bank holding company that was incorporated in Missouri on July 24, 1998. The Company organized its first subsidiary commercial bank, Reliance Bank, in Missouri, which secured insurance from the Federal Deposit Insurance Corporation (“FDIC”) and began conducting business on April 16, 1999 in Des Peres, Missouri with full depository and loan capabilities. The Company organized an additional subsidiary, Reliance Bank, FSB in Fort Myers, Florida as a federal savings bank after operating as a loan production office of Reliance Bank since 2004. The Company applied for and received a federal charter from the Office of Thrift Supervision (the “OTS”), secured insurance from the FDIC and began conducting business on January 17, 2006. On March 29, 2013, Reliance Bank, FSB merged into Reliance Bank. As disclosure relates to historical information prior to the merger, Reliance Bank and Reliance Bank, FSB, are sometimes referred to as the “Banks.” Unless otherwise indicated, references to the “Company” shall be intended to be references to Reliance Bancshares, Inc. and its subsidiaries.

The Company’s headquarters and executive offices are located at 10401 Clayton Road, Frontenac, Missouri 63131, (314) 569-7200.
Available Information
All of the Company’s reports that were required to be filed by Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available or accessible free of charge at our website with the address “www.reliancebancshares.com”. You may also request any materials we have filed with the SEC from the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C., 20549, or by calling (800) SEC-0330. In addition, our filings with the SEC are electronically available via the SEC’s website at http://www.sec.gov.
For general information about Reliance Bank, please visit our current website at www.reliancebankstl.com.
Recent Developments
Capital Plan
The Company has successfully completed a capital plan on March 29, 2013 to address the need to raise capital in order to comply with the regulatory agreements noted below. The offering raised $30,950,000, which was used to provide the required capital for the Banks and for general working capital purposes of the Company.

Regulatory Agreements
As previously disclosed, Reliance Bank was a party to a Consent Order (the “Consent Order”) with the FDIC, which was discussed in detail in the Company's 2011 Annual Report on Form 10-K filed with the SEC on March 30, 2012, as amended by Amendment No. 1 filed with the SEC on April 27, 2012. Among other things, the Consent order required Reliance Bank to take certain actions and comply with certain financial covenants relating to improving its capital position. Throughout the past two fiscal years, Reliance Bank has taken steps to comply with the Consent Order, and based on the resulting improved capital position of Reliance Bank and the success of the capital raise discussed above, the FDIC terminated the Consent Order on March 12, 2013.
On June 8, 2011, the OTS issued a Cease and Desist Order (the “OTS Order”) to Reliance Bank, FSB, which was discussed in detail in the Company's 2011 Annual Report on Form 10-K filed with the SEC on March 30, 2012, as amended by Amendment No. 1 filed with the SEC on April 27, 2012. During July 2011, responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency ("OCC"), and the OTS no longer exists. As such, the Company's obligations under the OTS Order transferred to the OCC. As with the Consent Order discussed above, the OTS Order required Reliance Bank, FSB to take certain actions and maintain certain financial covenants relating to improving its capital position, which Reliance Bank, FSB took steps to achieve during the past two fiscal years. Previously, the Company filed an application with the applicable federal regulatory authorities to merge Reliance Bank, FSB into Reliance Bank under the Missouri banking charter. This merger application was approved and became effective on March 29, 2013. As such, Reliance Bank, FSB was merged into Reliance Bank and no longer exists.
On July 14, 2011, the Company entered into an agreement (the "Fed Agreement") with the Federal Reserve Bank of St. Louis (the "Federal Reserve"). The Fed Agreement requires the Company to (a) take steps to ensure that the Bank complies with Reliance Bank's Consent Order noted above; (b) not, without the prior written approval of the Federal Reserve, (i) declare or pay any dividends, (ii) receive dividends or any other form of payment from Reliance Bank representing a reduction in capital, (iii) incur, increase, or guarantee any debt, or (iv) purchase or redeem any shares of its stock; (c) submit to the Federal Reserve an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis; (d) within 30 days after the end of any quarter in which the Company's capital ratios fall below the approved capital plan's minimum ratios, provide the Federal Reserve with a written notice and plan detailing the Company's planned steps to increase its capital ratios; (e) submit to the Federal Reserve a written statement of planned sources and uses of cash; (f) comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers; (g) comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and (h) submit quarterly progress reports to the Federal Reserve.
With the completion of the capital plan discussed above, the necessary actions have been taken toward complying with the provisions of the Fed Agreement.
Suspension of Dividend Payments
(Amounts in thousands)
On February 11, 2011, the Company announced that it had suspended dividends on its preferred stock. The Company has outstanding $40,000 of 5% Series A Fixed Rate Cumulative Perpetual Preferred Stock, $2,000 of 9% Series B Fixed Rate Cumulative Preferred Stock, and $555 of 7% Series C Perpetual Convertible Preferred Stock. The Series A and Series B Preferred Stock were issued to the U. S. Treasury under the federal Troubled Asset Relief Program ("TARP"). The Series C Preferred Stock was issued to various shareholders in a private placement. Deferred dividends totaled $4,652 as of December 31, 2012. The Company does not pay dividends on its common stock.
Deregistration of Common Stock
On April 27, 2012, the Company filed a Form 15 with the SEC to terminate the registration of its Class A Common Stock under Section 12(g) of the Exchange Act. The Company terminated its registration pursuant to a provision of the recently-signed Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") that permits banks, under Section 12(g), and bank holding companies to terminate the registration of a class of securities that is held of record by fewer than 1,200 persons. Upon the expiration of the 90-day deregistration waiting period in late July 2012, the Company's Section 12 registration was terminated. The Company's obligations to file reports pursuant to Section 15(d) of the Exchange Act will suspend upon the filing of this Annual Report on Form 10-K, and as such, the Company will no longer be a publicly reporting company.

Market Area and Approach to Geographic Expansion
Reliance Bank
In the greater St. Louis Metropolitan Statistical Area, which includes St. Louis bordering counties in Illinois, Reliance Bank has facilities in 20 locations. Reliance Bank strategically chose to locate these branches within six to seven miles of each other so as not to over-saturate any one municipality or area. Still, in any given area, customers are within a few miles of local branches. When choosing branch locations, we have also focused on areas that we believe have high growth potential, a high concentration of closely-held businesses and a large number of professionals and executives. Typically, a high growth potential location consists of both commercial and residential development, which provides us with potential commercial and individual customers.
Reliance Bank, FSB
The primary market area of Reliance Bank, FSB was Lee County on the southwest coast of Florida. Reliance Bank, FSB had a total of two locations, and was headquartered in Fort Myers, Florida. Reliance Bank had assumed operations at these locations after the merger of Reliance Bank, FSB into Reliance Bank.
Competition
The Company and the Bank operate in highly competitive markets. We face substantial competition in all phases of operations from a variety of different competitors in the St. Louis and Fort Myers markets, including: (i) large national and super-regional financial institutions that have well-established branches and significant market share in the communities we serve; (ii) finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products; (iii) credit unions, which can offer highly competitive rates on loans and deposits as they receive tax advantages not available to commercial or community banks; (iv) other commercial or community banks, including start-up banks, that can compete with us for customers who desire a high degree of personal service; (v) national and super-regional banks offering mortgage loan application services; (vi) both local and out-of-state trust companies and trust service offices; and (vii) multi-bank holding companies with substantial capital resources and lending capacity. Many of the larger banks have established specialized units, which target private businesses and high net worth individuals.
We believe that we successfully compete with these other financial institutions in our primary markets by concentrating our marketing efforts with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers.
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
Gramm-Leach Bliley Act of 1999: The Gramm-Leach-Bliley Act of 1999 (“GLBA”) eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. The GLBA also restricts the Company and the Bank from sharing certain customer personal information with non-affiliated third parties and requires disclosure of the policies and practices regarding such data sharing.
Source of Strength; Cross-Guarantee: Federal Reserve policy requires that we commit resources to support our subsidiary and in implementing this policy, the Federal Reserve takes the position that it may require us to provide financial support when we otherwise would not consider it necessary to do so.

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
Community Reinvestment Act: The Community Reinvestment Act (the “CRA”) requires that the Company and its subsidiary take certain steps to meet the credit needs of varying income level households in their local communities. The Company's record of meeting such needs is considered by the FDIC when evaluating mergers and acquisitions and applications to open a branch or facility. Reliance Bank has a satisfactory rating under the CRA.
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
USA Patriot Act: The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 requires financial institutions to take certain steps to protect against money laundering, such as establishing anti-money laundering programs and maintaining controls with respect to private and foreign banking matters.
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

Following the adoption of the FDIRA, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than it was previously authorized to do. The FDIC adopted regulations that create a system of risk-based assessments. Under the regulations, there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with the highest regulatory composite ratings are placed in Risk Category I, while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and composite ratings. Currently, Reliance Bank is ranked as Risk Category I. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter, at the end of the next quarter.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act")
The Dodd-Frank Act, which became law in July 2010, significantly changes regulation of financial institutions and the financial services industry, including, but not limited to: creation of the Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing responsibility for consumer financial protection by the creation of a new agency, the Consumer Financial Protection Bureau, which is responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing certain trust preferred securities from qualifying as Tier 1 capital (subject to certain grandfather provisions for trust preferred securities); establishing new minimum mortgage underwriting standards; granted the Federal Reserve Board the power to regulate debit card interchange fees; implementing corporate governance changes; and eliminating the OTS. Responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is the agency that is currently primarily responsible for the regulation and supervision of national banks, on July 21, 2011. The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks on that date. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including the Company, at this time.
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
Employees
As of December 31, 2012, we had approximately 188 full-time equivalent employees. None of the Company’s employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.
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
We are subject to extensive regulation, supervision and examination by the Federal Reserve, the OCC, the Missouri Division of Finance, its chartering authorities, and by the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which we may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank. The regulation and supervision by the Federal Reserve, the OCC, the Missouri Division of Finance, and the FDIC are not intended to protect the interests of investors in our Common Stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our reserve for possible loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. As an example, the Gramm-Leach-Bliley Act eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies.
We are subject to the rules and regulations promulgated under the U.S. Treasury's TARP program, which, among other things, may directly affect control of our Company and Board representation.
The Company has issued 40,000 shares of Series A Fixed-Rate Cumulative Perpetual Preferred Stock and 2,000 shares of Series B Fixed-Rate Cumulative Perpetual Preferred Stock to the U.S. Treasury in exchange for $42 million in cash as part of the U.S. Treasury's TARP program. We are required to pay quarterly dividends on this preferred stock, and the terms of the preferred stock provide that if we fail to make six of these dividend payments, the holder of the preferred stock may appoint two directors to our Board. To date, we have failed to make nine dividend payments. Therefore, if the U.S. Treasury executes its rights as a holder of our preferred stock, it may appoint two members to our Board without the approval of existing Board members or our shareholders.
The U.S. Treasury may also sell our preferred stock to private investors at auction. Many purchasers of TARP preferred stock at auction are private equity funds. Any holder of our preferred stock, including private equity funds, would have the right to appoint two members to our Board of Directors pursuant to the terms of the stock. Though the U.S. Treasury has not yet exercised this right as the current holder, a private equity fund or other private purchaser of our preferred stock may exercise this right and assume representation on our Board without the approval of existing Board members or our shareholders. These Board members would have voting rights and, as members of the Board, would have the ability to influence the management and control of the Company and its operations.
We are subject to a regulatory agreement, and any failure to comply with the provisions thereof could adversely affect us.
As further described under “Business-Regulatory Agreements,” we entered into the Fed Agreement with the Federal Reserve in July 2011. The Fed Agreement subjects us to heightened regulatory requirements and increased scrutiny and supervision. The Company is not currently in compliance with certain provisions of the Fed Agreement. Although we believe that the necessary actions have been or are being taken toward complying with the Fed Agreement, we cannot guarantee that our efforts will be successful and we cannot predict the ramifications of the failure to comply with any provision of the Fed Agreement in the future. Any failure to comply could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Regulatory actions may result in negative perceptions that could adversely affect our business, impacting our financial condition, results of operations and cash flows.
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
The Federal Reserve's risk-based capital guidelines establish regulatory capital requirements for banking institutions to meet minimum requirements as well as to qualify as “well-capitalized” institutions. The risk-based capital rules have been further supplemented by required leverage ratios, defined as Tier 1 (the highest grade) capital divided by quarterly average total assets, after certain adjustments. If a depository institution fails to maintain well-capitalized status, the Federal Reserve requires it to enter into an agreement to bring the institution back into a well-capitalized state. For the duration of such an agreement, the Federal Reserve may impose more severe restrictions on the activities in which a depository institution may engage, including requiring it to cease and desist in activities permitted under the Bank Holding Act. We are currently subject to the Fed Agreement with the Federal Reserve, as described above and as further described under “Business-Regulatory Agreements.”
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
The FDIC insures the Bank's deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. Current economic conditions, including a number of recent bank failures, have increased the deposit premiums. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits, but due to bank failures, the FDIC insurance fund reserve ratio fell below 1.15 percent, the statutory minimum, in 2008. In response, the FDIC developed a restoration plan that uniformly increased assessments by 7 basis points (annualized) effective January 1, 2009, and required riskier institutions to pay a larger share. Even though we fully paid our deposit insurance premiums for the year 2009 and prepaid an estimated amount of future deposit insurance premiums for the years 2010, 2011 and 2012, there is no guarantee that the FDIC will not implement further increases despite our prepayment. If these assessments increase significantly, our earnings could be adversely affected.
Market and Economic Risks
Upon the filing of this Annual Report on Form 10-K, we will no longer be a publicly reporting company.
In April 2012, we filed a Form 15 with the SEC to terminate the registration of our Class A common stock under Section 12(g) of the Exchange Act pursuant to the JOBS Act that permits banks and bank holding companies to terminate the registration of a class of securities that is held of record by fewer than 1,200 persons. Upon the expiration of a 90-day waiting period which ended in July 2012, our deregistration under Section 12 of the Exchange Act became effective.
This Annual Report on Form 10-K, filed pursuant to our reporting obligations under Section 15(d) of the Exchange Act, will serve as our last public filing with the SEC pursuant to the Exchange Act. Our obligations to file Exchange Act reports will suspend upon the filing of this Annual Report, and we will no longer be a publicly reporting company.
The reduction and elimination of our SEC reporting obligations will reduce the amount of information accessible by our shareholders and our shareholders' ability to rely on the protections afforded by certain requirements that the SEC imposes on public companies.

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
We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased to provide funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. It is possible that financial markets may not improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Operational and Business Risks
The Company faces significant legal risks, both from regulatory investigations and proceedings and from private actions brought against the Company and its subsidiaries.
The Company and its subsidiaries are from time to time named as a defendant or are otherwise involved in various legal proceedings, including litigation or disputes with third parties. There is no assurance that litigation with private parties will not increase in the future. Actions currently pending against the Company and its subsidiaries may result in judgments, settlements, fines, penalties or other results adverse to the Company and its subsidiaries, which could materially adversely affect the business, financial condition or results of operations, or cause serious reputational harm to the Company and its subsidiaries.
The Company is currently subject to lender liability lawsuits in which certain borrowers allege that representatives of the Company caused the borrowers to sustain significant losses in commercial real estate transactions. Specifically, the borrowers have claimed that representatives of the Company reneged on commitments to extend certain accommodations to the borrowers which would have enabled the borrowers to remain in control of properties on which the Company has subsequently foreclosed. The borrowers claim that as a result of the Company's failure to keep certain alleged commitments, the borrowers have suffered losses in the multiple millions of dollars. While the Company believes it has meritorious defenses to the borrowers' claims, and intends to vigorously defend these lawsuits, there can be no assurance that a judge or jury in a trial setting would not rule in favor of the borrowers.
The Company is also subject to litigation in which the plaintiffs, who purchased tenant in common interests from borrowers of the Company, claim that they were misled by an offering document that contained misrepresentations of which the Company was allegedly aware. The Company believes that it has meritorious defenses to these claims, and intends to vigorously defend itself. There can be no assurance that the Company will prevail in this or any other litigation to which it or its Subsidiaries are a party.

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
If the value of real estate in the Company's current market sectors were to continue to decline, a significant portion of our loan portfolio would become under-collateralized, which could have a material adverse effect on us.
A decline in economic conditions in our markets could adversely affect the value of the real estate collateral securing our loans. A continued decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, the subsequent decrease in asset quality could require additions to our reserve for possible loan losses through increased provisions for loan losses, which would hurt our profits.
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
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders and clerical and record-keeping errors. We are dependent on our employees for the operation of our business, and we could be materially adversely affected if one of our employees caused a significant operational breakdown or failure, either as a result of human error or through an intentional act. The employees of third parties with whom we do business could also be sources of operational risk to us. Any adverse occurrence relating to human error or intentional fraud could result in a diminished ability to operate our business, financial loss, potential liability to clients, inability to secure insurance, reputational damage, and regulatory intervention, any of which could materially adversely affect us.
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
There may be no market for our common stock.
Effective with the filing of this Annual Report on Form 10-K, we will no longer be a publicly reporting company. In addition, our common stock is no longer registered with the SEC. As such, there is no public market for our common stock, and our common stock will be restricted going forward, significantly impairing its liquidity.
Furthermore, our common stock is currently quoted on the OTC Quote Board tier of the OTC Bulletin Board system, a system that is not highly regulated. Once we become a private company as a result of our deregistration and suspension of public reporting obligations to the SEC, effective upon the filing of this Annual Report on Form 10-K, our common stock may be removed from the OTC Bulletin Board system altogether, or may be moved to a lower tier on the OTC Bulletin Board's system that is reserved for higher risk investments. Our placement within the OTC Bulletin Board system is out of our control. The liquidity of our common stock may be further impaired if our common stock is moved within or removed from the OTC Bulletin Board system.
Our principal shareholders may exert substantial influence over us and may exercise their control in a manner adverse to your interests.
As a result of our recent capital raise, certain investors own a substantial amount of our outstanding common stock. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendment of our Restated Articles of Incorporation and approval of significant corporate transactions. This ability could have the effect of delaying or preventing a change of control of the Company or changes in management, and will make the approval of certain transactions difficult or impossible without the support of these shareholders.
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
We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements and our business. A number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. These market conditions have diminished, and may continue to diminish, our ability to raise additional capital.
Our ability to raise additional capital, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital, or on terms acceptable to us. If we are unable to raise additional capital, on terms satisfactory to us, our financial condition, results of operations, business prospects and our regulatory capital ratios may be materially and adversely affected. If we are unable to raise additional capital, we may also be subjected to increased regulatory supervision, which could result in the imposition of additional regulatory restrictions on our operations and/or regulatory enforcement actions and could also potentially limit our future growth opportunities. These restrictions could negatively impact our ability to manage or expand our operations in a manner that we may deem beneficial to our stockholders and debt holders and could result in significant increases in our operating expenses or decreases in our revenues.
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
At December 31, 2012, our reserve for possible loan losses as a percentage of total loans was 4.89%. Federal and state regulators, as an integral part of their examination process, periodically review our reserve for possible loan losses and may require us to increase our reserve for possible loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our reserve for possible loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located at 10401 Clayton Road, Frontenac, Missouri, 63131. The Company’s subsidiary, Reliance Bank, has a total of 20 banking locations in Missouri and Illinois. Reliance Bank owns 19 of the bank branch buildings, as well as the underlying real property on 14 of them. One branch operates in a leased building, and the remaining five branch buildings, although owned, are subject to ground leases that expire through 2026 and include one or more renewal options. As a result of the merger of Reliance Bank, FSB discussed above, Reliance Bank owns and operates two Florida branch locations.

Item 3. Legal Proceedings
The Company and its subsidiaries are, from time to time, parties to various legal proceedings arising out of their businesses. Management believes that there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the business, financial condition, results of operations, or cash flows of the Company or its subsidiary, except as discussed below.
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is quoted on the OTC Quote Board tier of the OTC Bulletin Board system under the symbol “RLBS,” but the Company is unaware as to any transactions involving its common stock other than occasional trades and private transactions between shareholders and third parties.
The high and low price per share paid for the common stock as determined by reference to offering prices of the common stock during the previous two fiscal years are reflected in the following table:

	High	Low
2012
First Quarter	$1.40	$0.62
Second Quarter	$1.15	$0.55
Third Quarter	$0.98	$0.32
Fourth Quarter	$1.10	$0.40
2011
First Quarter	$2.25	$1.06
Second Quarter	$1.15	$0.40
Third Quarter	$1.20	$0.45
Fourth Quarter	$0.99	$0.55

As of February 15, 2013 there were approximately 730 holders of our Common Stock.
Dividends
The Company has never paid any cash dividends and has no current intention to pay dividends on its common stock in the immediate future. In addition, as discussed in Part I, Item 1 above, the Fed Agreement between the Company and the Federal Reserve prohibits the declaration and payment of dividends by the Company without the approval of the Federal Reserve.
On February 11, 2011, the Company announced that it had suspended dividends on its preferred stock. Deferred dividends totaled $4,652 as of December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2012, regarding securities issued and to be issued under our equity compensation plans that were in effect during the year ended December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	189,766	$9.20	1,194,134

Equity compensation plans not approved by security holders	387,650	$9.60	381,350

Total	577,416	$9.47	1,575,484

Recent Sales of Unregistered Equity Securities
None

Item 6. Selected Financial Data
The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2012. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

	As of and for the
	Years ended December 31,
(Amounts in thousands, except shares and per share)	2012	2011	2010	2009	2008
Statements of income:
Total interest income	$36,902	49,161	64,146	76,589	78,209
Total interest expense	9,369	15,286	23,637	39,005	41,715
Net interest income	27,533	33,875	40,509	37,584	36,494
Provision for possible loan losses	1,788	23,790	41,492	53,450	11,148
Net interest income after provision for possible loan losses	25,745	10,085	(983)	(15,866)	25,346
Total noninterest income	6,227	5,596	3,507	3,925	2,683
Total noninterest expense	30,604	41,063	39,741	34,046	29,428
Income (loss) before income taxes	1,368	(25,382)	(37,217)	(45,987)	(1,399)
Income tax expense (benefit)	—	8,616	11,312	(16,630)	(1,080)
Net income (loss)	$1,368	(33,998)	(48,529)	(29,357)	(319)

Common share data:
Basic net loss per share	$(0.04)	(1.61)	(2.32)	(1.49)	(0.02)
Diluted net loss per share	(0.04)	(1.61)	(2.32)	(1.49)	(0.02)
Dividends declared per share	—	—	—	—	—
Book value per common share	1.09	1.13	2.74	5.12	6.73
Tangible book value per common share	1.09	1.13	2.69	5.06	6.67
Weighted average shares-basic	22,766,234	22,588,755	21,867,606.00	20,864,483	20,669,512
Weighted average shares-diluted	22,766,234	22,588,755	21,867,606	20,881,108	21,063,065
Shares outstanding-end of period	22,855,044	22,642,491	22,481,804	20,972,091	20,770,781
Period-end balances:
Loans, net	$547,826	689,206	932,988	1,107,998	1,238,707
Investment securities	309,757	222,207	241,599	284,120	193,888
Total assets	971,456	1,046,826	1,296,025	1,536,708	1,573,989
Deposits	824,464	886,886	1,080,159	1,266,060	1,228,047
Short-term borrowings	4,235	17,243	15,178	12,697	63,919
Long-term borrowings	67,000	67,000	93,000	104,000	136,000
Stockholders' equity	$67,862	69,642	104,246	149,670	139,609
Average balances:
Loans, net	$636,783	834,916	1,066,142	1,213,937	1,115,216
Investment securities	264,859	237,102	239,911	254,116	168,289
Total assets	1,012,386	1,202,527	1,422,470	1,569,548	1,366,110
Deposits	860,831	998,429	1,153,078	1,238,968	1,006,763
Short-term borrowings	9,247	16,078	19,701	22,477	88,749
Long-term borrowings	67,000	87,922	98,297	131,039	125,118
Stockholders' equity	$68,125	94,020	145,683	169,792	138,394
Selected ratios:
Net yield on earning assets	2.91%	3.03%	3.08%	2.55%	2.88%
Return on average total assets	0.14%	(2.83)%	(3.41)%	(1.87)%	(0.02)%
Return on average stockholders' equity	2.01%	(36.16)%	(33.31)%	(17.29)%	(0.23)%
Average stockholders' equity as percent of average total assets	6.73%	7.82%	10.24%	10.82%	10.13%
Nonperforming loans as a percent of loans at year-end	6.87%	14.48%	17.63%	6.32%	2.78%
Reserve for possible loan losses as a percent of loans at year-end	4.89%	4.35%	3.84%	2.83%	1.14%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Reliance Bancshares, Inc. for each of the years in the three-year period ended December 31, 2012. This discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of the Company, and provides a more comprehensive review which is not otherwise apparent from the consolidated financial statements alone. This discussion should be read in conjunction with "Selected Financial Data," the Company's consolidated financial statements and the notes thereto, and other financial data appearing elsewhere herein.
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
Overview of Operations
The Company provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through the 22 locations of its wholly owned subsidiary, Reliance Bank. Since its opening in 1999 through December 31, 2012, Reliance Bank has established a total of 20 branch locations in the St. Louis metropolitan area of Missouri and Illinois, and has total assets, loans, and deposits of $914 million, $553 million, and $772 million, respectively, at December 31, 2012.
On January 17, 2006, the Company opened a new federal savings bank, Reliance Bank, FSB, in Ft. Myers, Florida. At December 31, 2012, Reliance Bank, FSB had two branch locations in southwestern Florida and had total assets, loans, and deposits of $59 million, $23 million, and $52 million, respectively. On March 29, 2013, Reliance Bank, FSB was merged into Reliance Bank, and as such, no longer exists. This event is described in detail under the caption "Recent Developments" in Item 1 above, and the information set forth under that caption is incorporated herein by reference. For purposes of presenting historical financial data and supporting disclosure in this “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Reliance Bank and Reliance Bank, FSB are referred to as the “Banks.” Unless otherwise indicated, the information presented about the Banks does not assume the effectiveness of the merger of Reliance Bank, FSB into Reliance Bank.
The St. Louis metropolitan and southwestern Florida markets in which the Bank operates are highly competitive in the financial services area. The Bank is subject to competition from other financial and nonfinancial institutions providing financial products throughout these markets.
Executive Summary of Results of Operations and Financial Condition
Key Financial Metrics

•	2012 net income of $1.4 million compared to $34.0 million net loss for 2011

•	Dramatically improved asset quality

•	Major and continued decrease in nonperforming loans

•	Significant reduction in loan loss provision expense

•	Ongoing decline in non-interest expense
The Company reported net income of $1.4 million for 2012 compared to a $34.0 million loss for 2011 and a $48.5 million loss for 2010. The improvement is primarily attributed to major progress made in reducing the level of problem loans, allowing for a significant reduction in provision for loan losses, which declined by $22,002 (92.48%) for the year.
The chart below shows the improvement made in earnings and reduction in provision for loan losses on an annual basis for the fiscal years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net income (loss):	$1.4 million	$(34.0) million	$(48.5) million

Provision for possible loan losses:	$1.8 million	$23.8 million	$41.5 million

Nonperforming loans have fallen for eight consecutive quarters and declined $64.7 million (62.0%) since December 31, 2011.

Nonperforming loans as a percentage of outstanding loans declined to 6.9% from 14.5% at December 31, 2011. Nonperforming loans have declined by $131.5 million (76.9%) from a high of $171.1 million at December 31, 2010. Total watch list loans, which include nonperforming loans as well as loans that management considers high risk, have declined by $172.2 million (69.9%) since December 31, 2011.

As of December 31,
	2012	2011	2010
Nonperforming loans	$39.6 million	$104.3 million	$171.1 million
Nonperforming assets*	$74.8 million	$139.4 million	$202.1 million
Watch list loans **	$74 million	$246.2 million	$348.9 million
Reserve for possible loan losses	$28.1 million	$31.4 million	$37.3 million

* Nonperforming assets are comprised of nonperforming loans, nonperforming investments, and other real estate owned.
** Watch list loans include nonperforming loans as well as loans that management considers high risk.
Reserves for possible loan losses as a percentage of loans increased to 4.89% on December 31, 2012 compared to 4.35% on December 31, 2011. Contributing to this increase, the Company has made significant decreases in charged-off loans. For 2012, the Company had net charge-offs of $5,015 compared to $29,721 for 2011. The reserve as a percentage of nonperforming loans has increased to 71.07% on December 31, 2012 from 30.08% on December 31, 2011.
Another factor in the Company's improved results was the decline in noninterest expense by $10.5 million (25.5%) for 2012, compared to 2011. The largest drop came from other real estate expense, which declined $5.8 million (45.06%) compared to 2011. Salaries and benefits dropped $2.0 million (15.0%) compared to 2011.
Net interest income declined $6.3 million (18.7%) for the year, compared to 2011. The reduction in net interest income resulted from a shrinking balance sheet due to the Company's successful efforts in reducing its commercial real estate loans. Interest expense declined $5.9 million (38.7%) for 2012 compared to 2011.
As a result of the efforts to improve the quality of the portfolio, loans decreased 20.07%, or $144.6 million, compared to year-end December 2011. Total assets as of December 31, 2012 were $971 million, a 7.2% decrease compared to December 31, 2011.
Noninterest bearing deposits increased 7.16% while interest bearing deposits declined 8.19% over the past year, and total deposits as of December 31, 2012 were $824.5 million. The Company has reduced higher cost deposits compared to noninterest bearing deposits, decreasing interest expense.
The following are certain ratios generally followed in the banking industry:

	As of and for the Years Ended December 31,
	2012	2011	2010
Percentage of net income (loss) to:
Average total assets	0.14%	(2.83)%	(3.41)%
Average stockholders’ equity	2.01%	(36.16)%	(33.31)%
Net interest margin	2.91%	3.03%	3.08%
Percentage of average stockholders’ equity to average total assets	6.73%	7.82%	10.24%

Recent Developments
We have successfully completed a capital plan to address the need to raise capital in order to comply with the various regulatory agreements to which the Company is subject. The Consent Order to which Reliance Bank was subject was terminated by the FDIC on March 12, 2013. Also, the Company previously filed an application with the applicable federal regulatory authorities to merge Reliance Bank, FSB into Reliance Bank under the Missouri banking charter. This merger application was approved and became effective on March 29, 2013. These items are described in detail under the caption "Recent Developments" in Item 1 above, and the information set forth under that caption is incorporated herein by reference.

Critical Accounting Policies
The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they are likely to change over time or prove to be different than actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 to our Consolidated Financial Statements for the years ended December 31, 2012, 2011, and 2010 included elsewhere herein.
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
Deferred Tax Assets
The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are recognized subject to management’s judgment based upon available evidence that realization is more likely than not. In the event that management determines the Company would not be able to realize all or part of net deferred tax assets in the future, deferred tax assets are reduced by a deferred tax asset valuation allowance, which results from a direct charge to income tax expense in the period that such determination is made. Likewise, the Company would reverse the valuation allowance when realization of the deferred tax asset is expected and decrease income tax expense, accordingly. At December 31, 2012, the Company has a 100% valuation reserve against its deferred tax assets.
Results of Operations for the Three-Year Period Ended December 31, 2012
(Amounts in thousands)
Net Interest Income
The Company’s net interest income decreased $6,342 (18.72%) to $27,533 for the year ended December 31, 2012 from the $33,875 earned for the years ended December 31, 2011, which was a decrease of $6,634 (16.38%) from the $40,509 earned in 2010. The Company’s net interest margin for the years ended December 31, 2012, 2011, and 2010 was 2.91%, 3.03%, and 3.08%, respectively. The reduction in net interest income is primarily due to a planned decline in commercial real estate loan volumes. The Company has realized a positive impact to earnings as a result of reduced deposit costs and enhanced deposit mix. The Company’s average rate on interest-bearing liabilities for the years ended December 31, 2012, 2011, and 2010 was 1.08%, 1.48%, and 1.96%, respectively. The Company’s average yield on interest earning assets for the years ended December 31, 2012, 2011, and 2010 was 3.89%, 4.38%, and 4.86% respectively.
Average earning assets for 2012 decreased $171,541 (15.20%) to $956,729 from the level of $1,128,270 for 2011. Average earning assets for 2011 decreased $202,381 (15.21%) from the level of $1,330,651 for 2010. The decline can be attributed to the decrease in outstanding loan balances. Total average loans decreased $198,133 (23.73%) in 2012 to $636,783 from the level of $834,916 for 2011, which decreased $231,226 (21.69%) from the level of $1,066,142 for 2010. The decline is the result of the planned shrinkage of the balance sheet and decrease in the reliance on commercial real estate.
Total average investment securities for 2012 increased $26,094 (11.01%) to $263,196 from the level of $237,102 for 2011, which was a decrease of $2,809 (1.17%) from the level of $239,911 for 2010. The Company uses its investment portfolio to (a) provide support for borrowing arrangements for securities sold under repurchase agreements, (b) provide support for pledging purposes for deposits of governmental and municipal deposits over insured limits, (c) provide support for pledging purposes for borrowing agreements with correspondent banks, the Federal Home Loan Banks, and the Federal Reserve, (d) provide a secondary source of liquidity through “laddered” maturities of such securities, and (e) provide increased interest income over that which would be earned on overnight/daily investments. The total carrying value of securities pledged to secure deposits and repurchase agreements and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank was approximately $97,284, $152,752, and $150,544 at December 31, 2012, 2011, and 2010 respectively. The Company also has pledged letters of credit from the Federal Home Loan Bank totaling $7,541, $7,541, $9,119 as additional collateral to secure public funds at December 31, 2012, 2011, 2010, respectively.
Average short-term investments can fluctuate significantly from day to day based on a number of factors, including, but not limited to, the collected balances of customer deposits, loan demand, and investment security maturities. Excess funds not invested in loans or investment securities are invested overnight with various unaffiliated financial institutions. The average balances of such short-term investments for the years ended December 31, 2012, 2011, and 2010 were $56,750, $56,252, and $24,598 respectively.
Total average interest-bearing deposits for 2012 were $794,182, a decrease of $137,393 (14.75%) from the level of $931,575 for 2011, which was a decrease of $157,552 (14.47%) from the level of $1,089,127 for 2010. With the decline in loan demand and low rates available on investments, the Banks have reduced their rate-sensitive deposits.
The Company’s short-term borrowings consist of overnight funds from unaffiliated financial institutions, securities sold under sweep repurchase agreements with larger deposit customers, and borrowings of Reliance Bancshares, Inc. The average balances of such borrowings for the years ended December 31, 2012, 2011, and 2010 totaled $9,247, $16,078, and $19,701, respectively. Short-term borrowings can fluctuate significantly based on short-term liquidity needs and changes in deposit volumes.
The Company has used longer-term advances from the Federal Home Loan Banks to match with longer-term fixed rate assets. During the three-year period ended December 31, 2012, average longer-term borrowings were $67,000, $87,922, and $98,297, for 2012, 2011, and 2010, respectively. The decline is the result of the Company’s efforts to increase core retail deposits and reduce its percentage of wholesale funding.
The overall mix of the Company’s funding sources has a significant impact on the Company’s net interest margin. Following is a summary of the percentage of the various components of average interest-bearing liabilities and noninterest-bearing deposits to the total of all average interest-bearing liabilities and noninterest-bearing deposits:

	2012	2011	2010
Average deposits:
Noninterest-bearing	7.11%	6.06%	5.03%

Interest-bearing:
Transaction accounts	24.04	21.01	18.01
Savings	21.98	25.20	25.40
Time deposits of $100,000 or more	18.07	13.97	17.25
Other time deposits	20.66	24.32	25.03
Total average interest-bearing deposits	84.75	84.50	85.69
Total average deposits	91.86	90.56	90.72
Average short-term borrowings	0.99	1.46	1.55
Average long-term advances from Federal Home Loan Bank	7.15	7.98	7.73
	100.00%	100.00%	100.00%

The overall level of interest rates will also cause fluctuations between categories. The Company has sought to increase the percentage of its noninterest-bearing deposits and interest-bearing transaction accounts, while reducing time deposits, short-term borrowings and long-term advances. Average balances on noninterest-bearing deposits and interest-bearing transaction accounts have increased as a percentage of total funding over the past three years to 31.15%, 27.07%, and 23.04% for 2012, 2011, and 2010, respectively. Total average balances on time deposits as a percentage of total funding were 38.73%, 38.29%, and 42.28% for 2012, 2011, and 2010, respectively. Average balances as a percentage of total funding on short-term borrowings and long-term advances from the Federal Home Loan Bank were 8.14%, 9.44%, and 9.28% for 2012, 2011, and 2010, respectively.
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

	Year Ended December 31, 2012
(Amounts in thousands)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$636,783	62.90%	$32,554	5.11%
Investment securities:
Taxable	248,833	24.58	3,680	1.48
Exempt from federal income taxes (3)	14,363	1.42	822	5.72
Short-term investments	56,750	5.61	127	0.22
Total earning assets	956,729	94.51	37,183	3.89
Nonearning assets:
Cash and due from banks	6,315	0.62
Reserve for possible loan losses	(30,400)	(3.00)
Premises and equipment	34,517	3.41
Other assets	43,562	4.30
Available-for-sale investment market valuation	1,663	0.16
Total nonearning assets	55,657	5.49
Total assets	$1,012,386	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$225,320	22.26%	999	0.44%
Savings	205,955	20.34	877	0.43
Time deposits of $100,000 or more	169,318	16.72	2,108	1.24
Other time deposits	193,589	19.13	2,900	1.50
Total interest-bearing deposits	794,182	78.45	6,884	0.87
Long-term borrowings	67,000	6.62	2,406	3.59
Short-term borrowings	9,247	0.91	79	0.85
Total interest-bearing liabilities	870,429	85.98	9,369	1.08
Noninterest-bearing deposits	66,649	6.58
Other liabilities	7,183	0.71
Total liabilities	944,261	93.27
STOCKHOLDERS’ EQUITY	68,125	6.73
Total liabilities and stockholders’ equity	$1,012,386	100.00%
Net interest income			$27,814
Net yield on earning assets				2.91%
(continued)

	Year Ended December 31, 2011
(Amounts in thousands)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$834,916	69.43%	$42,926	5.14%
Investment securities:
Taxable	221,167	18.39	5,480	2.48
Exempt from federal income taxes (3)	15,935	1.33	942	5.91
Short-term investments	56,252	4.68	125	0.22
Total earning assets	1,128,270	93.83	49,473	4.38
Nonearning assets:
Cash and due from banks	5,596	0.47
Reserve for possible loan losses	(38,877)	(3.23)
Premises and equipment	35,335	2.94
Other assets	70,118	5.82
Available-for-sale investment market valuation	2,085	0.17
Total nonearning assets	74,257	6.17
Total assets	$1,202,527	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$231,599	19.26%	1,438	0.62%
Savings	277,856	23.11	1,961	0.71
Time deposits of $100,000 or more	153,989	12.81	3,045	1.98
Other time deposits	268,131	22.30	5,326	1.99
Total interest-bearing deposits	931,575	77.48	11,770	1.26
Long-term borrowings	87,922	7.31	3,403	3.87
Short-term borrowings	16,078	1.34	113	0.70
Total interest-bearing liabilities	1,035,575	86.13	15,286	1.48
Noninterest-bearing deposits	66,854	5.55
Other liabilities	6,078	0.50
Total liabilities	1,108,507	92.18
STOCKHOLDERS’ EQUITY	94,020	7.82
Total liabilities and stockholders’ equity	$1,202,527	100.00%
Net interest income			$34,187
Net yield on earning assets				3.03%
(continued)

	Year Ended December 31, 2010
(Amounts in thousands)	Average balance	Percent of total assets	Interest income/expense	Average yield/rate
ASSETS
Loans (1) (2) (3)	$1,066,142	74.95%	$56,775	5.33%
Investment securities:
Taxable	213,685	15.02	6,265	2.93
Exempt from federal income taxes (3)	26,226	1.84	1,546	5.90
Short-term investments	24,598	1.73	46	0.19
Total earning assets	1,330,651	93.54	64,632	4.86
Nonearning assets:
Cash and due from banks	5,343	0.38
Reserve for possible loan losses	(36,756)	(2.58)
Premises and equipment	41,269	2.90
Other assets	79,456	5.58
Available-for-sale investment market valuation	2,507	0.18
Total nonearning assets	91,819	6.46
Total assets	$1,422,470	100.00%
LIABILITIES
Interest-bearing liabilities:
Interest-bearing transaction accounts	$228,870	16.09%	1,971	0.86%
Savings	322,853	22.70	3,649	1.13
Time deposits of $100,000 or more	219,315	15.42	5,387	2.46
Other time deposits	318,089	22.36	8,739	2.75
Total interest-bearing deposits	1,089,127	76.57	19,746	1.81
Long-term borrowings	98,297	6.91	3,771	3.84
Short-term borrowings	19,701	1.38	120	0.61
Total interest-bearing liabilities	1,207,125	84.86	23,637	1.96
Noninterest-bearing deposits	63,951	4.50
Other liabilities	5,711	0.40
Total liabilities	1,276,787	89.76
STOCKHOLDERS’ EQUITY	145,683	10.24
Total liabilities and stockholders’ equity	$1,422,470	100.00%
Net interest income			$40,995
Net yield on earning assets				3.08%

(1)	Interest includes loan fees, recorded as discussed in Note 1 to our consolidated financial statements.

(2)	Average balances include nonaccrual loans. The income on such loans is included in interest, but is recognized only upon receipt.

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

The following table sets forth, on a tax-equivalent basis for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume, and changes in yield/rates:

	Amount of increase (decrease)
	Change from 2011 to 2012 due to			Change from 2010 to 2011 due to
(Amounts in thousands)	Volume (1)	Yield/rate (2)	Total	Volume (1)	Yield/rate (2)	Total
Interest income:
Loans	$(10,123)	(249)	(10,372)	(11,894)	(1,955)	(13,849)
Investment securities:
Taxable	621	(2,421)	(1,800)	211	(996)	(785)
Exempt from federal income taxes	(91)	(29)	(120)	(607)	3	(604)
Short-term investments	2	—	2	70	9	79
Total interest income	(9,591)	(2,699)	(12,290)	(12,220)	(2,939)	(15,159)
Interest expense:
Interest-bearing transaction accounts	(37)	(402)	(439)	23	(556)	(533)
Savings accounts	(429)	(655)	(1,084)	(461)	(1,228)	(1,689)
Time deposits of $100,000 or more	282	(1,219)	(937)	(1,415)	(927)	(2,342)
Other time deposits	(1,287)	(1,139)	(2,426)	(1,237)	(2,176)	(3,413)
Total deposits	(1,471)	(3,415)	(4,886)	(3,090)	(4,887)	(7,977)
Long-term borrowings	(765)	(232)	(997)	(398)	30	(368)
Short-term borrowings	(55)	21	(34)	(24)	17	(7)
Total interest expense	(2,291)	(3,626)	(5,917)	(3,512)	(4,840)	(8,352)
Net interest income	$(7,300)	927	(6,373)	(8,708)	1,901	(6,807)

(1)Change in volume multiplied by yield/rate of prior year.
(2)Change in yield/rate multiplied by volume of prior year.
NOTE: The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Possible Loan Losses
The provision for possible loan losses charged to earnings for the years ended December 31, 2012, 2011, and 2010 was $1,788, $23,790, and $41,492, respectively. During this same time period, the Company incurred net charge-offs of $5,015 in 2012, $29,721 in 2011, and $36,413 in 2010. At December 31, 2012, 2011, and 2010, the reserve for possible loan losses as a percentage of net outstanding loans was 4.89%, 4.35%, and 3.84%, respectively. The reserve for possible loan losses as a percentage of nonperforming loans (comprised of loans for which the accrual of interest has been discontinued, loans still accruing interest that were 90 days delinquent, and troubled debt restructurings) was 71.13%, 30.06%, and 21.80% as of December 31, 2012, 2011, and 2010, respectively. See further discussion regarding the Company's credit risk management in the section below entitled "Risk Management."
Noninterest Income
Total noninterest income for the year December 31, 2012, excluding security gains and losses, decreased $353 (10.25%) to $3,090 from the $3,443 earned for the year ended December 31, 2011, which had increased $224 (6.96%) over the $3,219 earned for the year ended December 31, 2010. Income generated from other real estate properties decreased by $400 (28.63%) to $997 for the year ended December 31, 2012 compared to $1,397 for the year ended December 31, 2011. In 2011, income from other real estate properties increased by $814 (139.61%) to $1,397 for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was offset by a decrease of $244 in gains on the sale of loans and a $205 decrease in secondary residential mortgage fees.
Noninterest Expense
Total noninterest expense decreased $10,459 (25.47%) for the year ended December 31, 2012 to $30,604 from the $41,063 incurred for the year ended December 31, 2011, which was a $1,322 (3.33%) increase over the $39,741 of noninterest expense incurred for the year ended December 31, 2010. See below for discussion of detailed expense categories.

Total personnel costs decreased $1,986 (15.00%) in 2012 to $11,252 from the $13,238 of personnel costs incurred in 2011, which was a decrease of $364 (2.68%) from the $13,602 of personnel costs incurred in 2010. The decrease is attributed to cost savings initiatives including restructuring of staff and attrition, despite maintaining higher staff levels in the loan workout area.
Total other real estate owned expenses decreased in 2012 to $7,100, a decline of $5,823 (45.06%) as compared with the $12,923 of expenses incurred in 2011, which had decreased by $225 (1.71%) from the $13,148 incurred in 2010. Net losses on sales and write-downs recognized based upon new property valuations for 2012 were $4,285.
Total occupancy and equipment expenses decreased $295 (7.63%) to $3,572 in 2012 from the $3,867 incurred in 2011, which had decreased $348 (8.26%) from the $4,215 incurred in 2010. The Company closed its Houston, Texas and Chandler, Arizona loan production offices as well as a Reliance Bank, FSB branch location. Charges related to these closures were taken during the first quarter of 2011, lowering ongoing occupancy expenses.
FDIC assessment expense decreased $595 (21.11%) in 2012 to $2,223 from the $2,818 paid in 2011, which was a decrease of $42 (1.47%) from the $2,860 paid in 2010. The decline is attributed to the declining balance sheets of Reliance Bank and Reliance Bank, FSB, and the FDIC revision to its general assessment calculation, which was implemented during the third quarter of 2011. This revised calculation lowered the assessment rates for both banks.
Professional fees for 2012 increased $711 (41.53%) to $2,423 as compared with the $1,712 of expenses incurred for 2011, which was an increase of $782 (84.09%) from the $930 paid in 2010. The Company's use of consulting firms to assist in addressing problem assets was higher during 2012 compared to 2011.
Total data processing expenses for 2012 increased $49 (2.92%) to $1,727, from the $1,678 incurred in 2011, which had increased $16 (0.96%) from the $1,662 incurred in 2010.
Other noninterest expenses for 2012 decreased $1,335 (36.82%) to $2,291, as compared with the $3,626 of expenses incurred during 2011, which was an increase of $896 (32.82%) from $2,730 in 2010. During the first quarter 2011, the Company incurred charges related to the closure of the Houston, Texas and Chandler, Arizona loan production offices, as well as the closure of a Reliance Bank, FSB branch location. Also, the Company prepaid $20 million of long term Federal Home Loan Bank advances during 2011 and incurred a prepayment charge of $453.
Income Taxes
Applicable income tax expense totaled $0 for the year ended December 31, 2012, compared with $8,616 and $11,312 for the years ended December 31, 2011 and 2010, respectively. In light of the Company’s cumulative losses that have occurred in preceding years, the Company maintains a 100% valuation reserve for its deferred tax assets. In addition, a tax valuation is being applied on tax benefits or expense created since the valuation was established, resulting in the $0 applicable income tax expense for 2012.
Financial Condition
(Amounts in thousands)
Total assets of the Company decreased $75,370 (7.20%) to $971,456 at December 31, 2012 from a level of $1,046,826 at December 31, 2011.
Total deposits of the Company decreased $62,422 (7.04%) to $824,464 at December 31, 2012 from the level of $886,886 at December 31, 2011. The overall decline is consistent with the decline in total assets as less funding is required. However, the Company has achieved increased average growth in noninterest bearing and interest-bearing transaction accounts. See the "Results of Operations" section of this Annual Report for a discussion of changes in deposit composition.
Short-term borrowings of the Company decreased $13,008 (75.44%) to $4,235 at December 31, 2012 from the level of $17,243 at December 31, 2011. Short-term borrowings will fluctuate significantly based on short-term liquidity needs and certain seasonal deposit trends. Total longer-term advances from the Federal Home Loan Bank remained consistent at $67,000 for both December 31, 2012 and December 31, 2011. These longer-term fixed rate advances were used as an alternative funding source and are matched up with longer-term fixed rate assets.
Other liabilities increased $2,008 (37.31%) to $7,390 at December 31, 2012 from the level of $5,382 at December 31, 2011. The increase relates to the accrual of $2,389 in preferred dividends.
Interest-earning deposits in other financial institutions decreased $22,921 (52.33%) to $20,878 at December 31, 2012 from the level of $43,799 at December 31, 2011. Interest-earning deposits in other financial institutions will fluctuate significantly based on short-term cash flows.
Net loans decreased $141,380 (20.51%) to $547,826 at December 31, 2012 from the level of $689,206 at December 31, 2011. The reduction in nonperforming loans and current economic conditions have lowered the Company’s loan totals. See the "Risk Management" section below for detail discussion of nonperforming loans.

Investment securities, all of which are maintained as available-for-sale, increased $87,550 (39.40%) to $309,757 at December 31, 2012 from the $222,207 at December 31, 2011. The Company’s investment portfolio growth is dependent upon the level of deposit growth exceeding opportunities to grow the loan portfolio, and the funding requirements of the Company’s loan portfolio, as described above.
Total stockholders’ equity at December 31, 2012 and 2011 was $67,862 and $69,642, respectively, with capital-to-asset percentages of 6.99% and 6.65%, respectively.
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
Net charge-offs for 2012 were $5,015, compared to $29,721 in 2011, and $36,413 in 2010. The decrease in charge-off levels resulted from the decline in nonperforming loans. The Company’s banking subsidiaries had no loans to any foreign countries at December 31, 2012, 2011, and 2010 nor did they have any concentration of loans to any industry on these dates, except that a significant portion of the Company’s loan portfolio is secured by real estate in the St. Louis metropolitan and southwestern Florida areas. The Company has also refrained from financing speculative transactions such as highly leveraged corporate buyouts, or thinly capitalized speculative start-up companies.

	December 31,
(Amounts in thousands)	2012	2011	2010	2009	2008
Commercial:
Real estate	$408,523	512,094	716,774	797,054	843,312
Other	38,696	69,989	80,973	82,733	94,607
Real estate:
Construction	56,935	71,163	100,457	172,732	190,381
Residential	70,737	66,858	69,143	84,080	120,903
Consumer	920	427	2,914	3,705	4,512
	$575,811	720,531	970,261	1,140,304	1,253,715

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

Residential real estate loans are predominantly made to finance single-family, owner-occupied properties in the St. Louis metropolitan area and southwestern Florida. Loan-to-value percentage requirements for collateral are based on the lower of the purchase price or appraisal and are normally limited to 80% at loan origination, unless credit enhancements are added. Appraisals are required on all owner-occupied residential real estate loans and private mortgage insurance is required if the loan to value percentage exceeds 90% at loan origination. These loans generally have a short duration of three years or less, with some loans repricing more frequently. Long-term, fixed rate mortgages are generally not retained in the Bank's loan portfolios, but rather are sold into the secondary market. The Bank has not financed, and Reliance Bank does not currently finance, sub-prime mortgage credits.
Consumer and other loans represent loans to individuals of both a secured and unsecured nature. Credit risk is controlled by thoroughly reviewing the credit worthiness of the borrowers on a case-by-case basis.
Following is a summary regarding the Company's nonperforming loans as of and for each of the years in the five year period ended December 31, 2012:

(Amounts in thousands)	2012	2011	2010	2009	2008
Nonperforming loans:
Nonaccrual loans	$23,367	88,632	151,391	57,228	33,716
Loans 90 days delinquent and still accruing interest	—	161	—	3,560	1,180
Restructured loans	16,198	15,555	19,698	11,289	—
	$39,565	104,348	171,089	72,077	34,896

Additional interest that would have been earned on nonaccrual loans	$564	4,789	10,159	4,425	1,717

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
Nonperforming loans have dropped during the past eight quarters from their high at December 31, 2010. At December 31, 2012, nonperforming loans had decreased $64,783 (62.08%) to $39,565 from $104,348 at December 31, 2011, the largest components of which were comprised of the following loan relationships (which comprise approximately 83% of total nonperforming loans):

•
A loan for approximately $19.4 million secured by 90 acres of developed land in Arizona.  The borrower expects to sell a lot within the development and pay down a portion of the balance. The Company and borrower are discussing a potential deed in lieu of foreclosure.

•
Loans for approximately $6.3 million for the purchase of four commercial buildings located in St. Louis County and Jefferson County, Missouri. The loans are again amortizing, following a $1 million principal paydown and improved net operating income. The borrower has been performing on these payments.  The Company removed these loans from troubled debt restructuring status on January 1, 2013.

•
A loan for approximately $7.2 million to a two real estate investors secured by a retail strip center. The Company has restructured the loan to principal and interest payments and the borrower is performing.  The Company removed this loan from troubled debt restructuring status on January 1, 2013.

During this elongated period of declining real estate values, the Company has sought to add loans to its portfolio with increased collateral margins or excess payment capacity from proven borrowers to enhance the quality of the loan portfolio, yet remains focused on reducing overall loan balances. Given the collateral values maintained in its loan portfolio, including the nonperforming loans discussed above, the Company believes the reserve for possible loan losses is adequate to absorb losses in the portfolio existing at December 31, 2012. However, should the real estate market decline, the Company may require additional provisions to the reserve for possible loan losses to address such declining collateral values.
The Company also has nonperforming assets in the form of other real estate owned. The Banks maintained other real estate owned totaling $34,819 and $34,565 at December 31, 2012 and December 31, 2011, respectively. Other real estate owned represents property acquired through foreclosure, or deeded to the Banks in lieu of foreclosure, for loans on which borrowers have defaulted as to payment of principal and interest. The following table details the activity within other real estate owned since December 31, 2011:

Other Real Estate Owned
(Amounts in thousands)
Balance at December 31, 2011	$34,565
Foreclosures	22,331
Cash proceeds from sales	(6,341)
Loans made to facilitate sales of other real estate	(9,899)
Losses and write-downs	(4,285)
Transfers of other real estate to premises and equipment	(1,552)
Balance at December 31, 2012	$34,819

Potential Problem Loans
(Amounts in thousands)
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
The Company conducts weekly loan committee meetings of all of its loan officers, including the Chief Risk Officer, Chief Lending Officer, Chief Credit Officer, and the Chief Executive Officer. This committee may approve individual credit relationships up to $2,500. Larger credits must go to the loan committee of the Board of Directors, which is comprised of three directors on a rotating basis. The Company’s legal lending limit was $24,172 at December 31, 2012.
At December 31, 2012 and 2011, the reserve for loan losses was $28,143 and $31,370, respectively, or 4.89% and 4.35% of net outstanding loans, respectively. The following table summarizes the Company’s loan loss experience for the past five years ended December 31, 2012. The decrease in the level of the reserve and the decrease in the reserve percentage is attributed to a smaller loan portfolio, particularly with a decline in nonperforming loans. However the economy continues to present challenges to borrowers and it could be likely that others will experience difficulties in meeting obligations.

	December 31,
(Amounts in thousands)	2012	2011	2010	2009	2008
Average loans outstanding	$636,783	834,916	1,066,142	1,213,937	1,115,216
Reserve at beginning of period	$31,370	37,301	32,222	14,306	9,685
Provision for possible loan losses	1,788	23,790	41,492	53,450	11,148
	33,158	61,091	73,714	67,756	20,833
Charge-offs:
Commercial loans:
Real estate	(6,671)	(21,958)	(14,962)	(18,532)	(2,828)
Other	(255)	(1,686)	(221)	(656)	(77)
Real estate:
Construction	(2,211)	(8,557)	(19,878)	(16,042)	(2,262)
Residential	(809)	(1,078)	(1,910)	(1,832)	(1,313)
Consumer	(44)	(42)	(40)	(52)	(73)
Total charge-offs	(9,990)	(33,321)	(37,011)	(37,114)	(6,553)
Recoveries:
Commercial loans:
Real estate	2,404	836	462	1,033	1
Other	30	123	63	4	9
Real estate:
Construction	2,465	2,551	22	371	1
Residential	52	79	30	150	—
Consumer	24	11	21	22	15
Total recoveries	4,975	3,600	598	1,580	26
Net charge-offs	$(5,015)	(29,721)	(36,413)	(35,534)	(6,527)
Reserve at end of period	$28,143	31,370	37,301	32,222	14,306
Net charge-offs to average loans (annualized)	0.79%	3.56%	3.42%	2.93%	0.59%
Ending reserve to net outstanding loans at end of period	4.89%	4.35%	3.84%	2.83%	1.14%

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
Based on its review for adequacy, management has estimated those portions of the reserve that could be attributable to major categories of loans as detailed in the following table at year-end for each of the years in the five-year period ended December 31, 2012:

	December 31,
	2012		2011		2010		2009		2008
(Amounts in thousands)	Reserve	Percent by Category To Total Loans	Reserve	Percent by Category To Total Loans	Reserve	Percent by Category To Total Loans	Reserve	Percent by Category To Total Loans	Reserve	Percent by Category To Total Loans
Commercial:
Real Estate	$9,901	70.95%	$17,277	71.07%	$21,406	73.87%	$14,256	69.90%	$9,623	67.27%
Other	728	6.72	2,063	9.71	2,029	8.35	965	7.26	1,080	7.55
Real estate
Construction	4,545	9.89	9,818	9.88	11,966	10.35	14,897	15.15	2,172	15.19
Residential	480	12.28	2,197	9.28	1,871	7.13	1,997	7.37	1,380	9.64
Consumer	38	0.16	15	0.06	29	0.30	107	0.32	51	0.35
Not allocated	12,451	—	—	—	—	—	—	—	—	—
Total allowance	$28,143	100.00%	$31,370	100.00%	$37,301	100.00%	$32,222	100.00%	$14,306	100.00%

While the Company has no significant specific industry concentration risk, over 93% of the loan portfolio was dependent on real estate collateral at December 31, 2012, including commercial real estate, residential real estate, and construction and land development loans. The following table details the significant categories of real estate loans as a percentage of total regulatory capital:

	Real estate loan balance as a percentage
	of total regulatory capital
	December 31, 2012	December 31, 2011
Construction, land development, and other land loans	75%	91%
Nonfarm nonresidential:
Owner-occupied	81%	115%
Nonowner-occupied	380%	436%
1- to 4- family closed-end loans	79%	69%
Multifamily	74%	97%
Other	22%	26%

Liquidity and Rate Sensitivity Management
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

Liquidity is primarily provided to the Banks through earning assets, including deposits in other financial institutions, federal funds sold, and maturities and principal payments in the investment portfolio, all funded through deposits and short-term borrowings. Secondary sources of liquidity available to the Banks include the sale of securities included in the available-for-sale category (with a carrying value of $309,757 at December 31, 2012, of which approximately $97,284 is pledged to secure deposits and repurchase agreements) and borrowing capabilities through correspondent banks, the Federal Home Loan Banks, and the Federal Reserve Bank. Maturing loans also provide liquidity on an ongoing basis. Bank management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The Banks have borrowing capabilities through correspondent banks and the Federal Home Loan Banks of Des Moines and Atlanta. The Banks have federal funds lines of credit totaling $21,000 through correspondent banks, of which $21,000 was available at December 31, 2012. Also, Reliance Bank has a credit line with the Federal Home Loan Bank of Des Moines in the amount of $130,138, and availability under that line was $57,697 at December 31, 2012. Reliance Bank, FSB maintained a credit line with the Federal Home Loan Bank of Atlanta in the amount of $5,940, of which $3,717 was available at December 31, 2012. In addition, Reliance Bank maintained a line of credit with the Federal Reserve Bank of St. Louis in the amount of $21,777, of which $21,777 was available, subject to a collateral and credit review, at December 31, 2012. As of December 31, 2012, the combined availability under these arrangements totaled $104,191. Company management believes it has the liquidity necessary to meet unexpected deposit withdrawal requirements or increases in loan demand.
The asset/liability management process, which involves structuring the balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income. The following table reflects the Company’s interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of December 31, 2012, individually and cumulatively, through various time horizons:

	Remaining maturity if fixed rate;
	earliest possible repricing interval if floating rate
(Amounts in thousands)	3 months or less	Over 3 months through 12 months	Over 1 year through 5 years	Over 5 years	Total
Interest-earning assets:
Loans	$130,335	119,182	292,178	34,116	575,811
Residential mortgage loans held for sale	25	111	636	1,741	2,513
Investment securities, at amortized cost	54,371	63,656	128,892	62,075	308,994
Other interest-earnings assets	20,878	—	—	—	20,878
Total interest-earning assets	$205,609	182,949	421,706	97,932	908,196
Interest-bearing liabilities:
Savings and interest-bearing transaction accounts	$428,072	—	—	—	428,072
Time certificates of deposit of $100,000 or more	25,040	65,474	66,153	171	156,838
All other time deposits	41,396	61,163	65,412	39	168,010
Nondeposit interest-bearing liabilities	8,885	—	20,000	42,350	71,235
Total interest-bearing liabilities	$503,393	126,637	151,565	42,560	824,155
Gap by period	$(297,784)	56,312	270,141	55,372	84,041
Cumulative gap	$(297,784)	(241,472)	28,669	84,041	84,041
Ratio of interest-sensitive assets to interest-sensitive liabilities	$0.41	1.44	2.78	2.30	1.10
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	$0.41	0.62	1.04	1.10	1.10

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
Bank management also uses fair market value of equity analyses to help identify longer-term risk that may reside on the current balance sheet. The fair market value of equity is represented by the present value of all future income streams generated by the current balance sheet. The Company measures the fair market value of equity as the net present value of all asset and liability cash flows discounted at forward rates suggested by the current U.S. treasury curve plus appropriate credit spreads. This representation of the change in the fair market value of equity under different rate scenarios gives insight into the magnitude of risk to future earnings due to rate changes. Management has set policy limits relating to declines in the market value of equity. The results of these analyses at December 31, 2012 indicate that the Company’s fair market value of equity would increase 0.17% and 8.37% from an immediate and sustained parallel decrease in interest rates of 100 and 200 basis points, respectively, and decrease 6.43% and 17.8%, from a corresponding increase in interest rates of 100 and 200 basis points, respectively.
Following is a more detailed analysis of the maturity and interest rate sensitivity of the Banks' loan portfolios at December 31, 2012:

(Amounts in thousands)	1 year or less	Over 1 through 5 years	Over 5 years	Total
Commercial:
Real estate	$163,439	237,846	7,238	408,523
Other	23,796	14,745	155	38,696
Real estate
Construction	37,579	19,345	11	56,935
Residential	24,348	19,693	26,696	70,737
Consumer	355	549	16	920
Total	$249,517	292,178	34,116	575,811
For all loans maturing or repricing beyond the one year time horizon at December 31, 2012, following is a breakdown of such loans into fixed and floating rates.

	Fixed	Floating
(Amounts in thousands)	Rate	Rate	Total
Due over one but within five years	$280,539	11,639	292,178
Due after five years	33,471	645	34,116
	$314,010	12,284	326,294

The investment portfolio is closely monitored to assure that the Banks have no unreasonable concentration of securities in the obligations of any single debtor. Other than U.S. Government agency securities, the Banks maintain no concentration of investments in any one political subdivision greater than 10% of their total portfolios.

The book value and estimated market value of the Company's debt securities at December 31, 2012, 2011, and 2010, all of which are classified as available-for-sale, are summarized in the following table:

	2012		2011		2010
(Amounts in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Obligations of U.S. government agencies and corporations	$23,823	24,431	45,743	46,158	73,664	73,531
Obligations of state and political subdivisions	22,197	22,613	14,608	15,293	19,638	20,112
Trust preferred securities	2,993	694	3,063	786	3,104	511
U.S. agency asset-backed securities	24,264	24,368	—	—	—	—
U.S. agency residential mortgage-backed securities	235,717	237,651	156,620	159,970	145,148	147,445
	$308,994	309,757	220,034	222,207	241,554	241,599

The following tables summarize maturity and yield information on the Company's investment portfolio at December 31, 2012:

	Amortized	Weighted Average Tax-
(Amounts in thousands)	Cost	Equivalent Yield
Available-for-sale
Obligations of U.S. government agencies and corporations:
0 to 1 year	$—	—%
1 to 5 years	5,015	1.23
5 to 10 years	18,808	1.55
Over 10 years	—	—
Total	$23,823	1.48%

Obligations of state and political subdivisions:
0 to 1 year	$1,590	5.51%
1 to 5 years	4,727	6.09
5 to 10 years	8,106	5.01
Over 10 years	7,774	2.85
Total	$22,197	4.52%

Trust preferred securities:
0 to 1 year	$—	—%
1 to 5 years	—	—
5 to 10 years	—	—
Over 10 years	2,993	2.23
Total	$2,993	2.23%

U.S. agency asset-backed securities	$24,264	1.59%

U.S. agency residential mortgage-backed securities	$235,717	1.16%

Combined:
0 to 1 year	$1,590	5.51%
1 to 5 years	9,742	3.59%
5 to 10 years	26,914	2.59%
Over 10 years	10,767	2.68%
U.S. agency asset-backed securities	24,264	1.59%
U.S. agency residential mortgage-backed securities	235,717	1.16%

Total	$308,994	1.47%

Note: While yields by range of maturity are routinely provided by the Company’s accounting system on a tax equivalent basis, the individual amounts of adjustments are not so provided. In total, at an assumed federal income tax rate of 34%, the adjustment amounted to $260.

The Bank's primary source of liquidity to fund growth is ultimately the generation of new deposits. The following table shows the average daily amount of deposits and the average rate paid on each type of deposit for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
	2012		2011		2010
(Amounts in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$66,649	—%	$66,854	—%	$63,951	—%
Interest-bearing transaction accounts	225,320	0.44	231,599	0.62	228,870	0.86
Savings deposits	205,955	0.43	277,856	0.71	322,853	1.13
Time deposits of $100,000 or more	169,318	1.24	153,989	1.98	219,315	2.46
All other time deposits	193,589	1.50	268,131	1.99	318,089	2.75
	$860,831	0.80%	$998,429	1.18%	$1,153,078	1.71%

As noted in the gap analyses above, at December 31, 2012, a substantial portion of the Company’s time deposits mature within one year, which is common in the present banking market. The following table shows the maturity of time deposits of $100,000 or more and other time deposits at December 31, 2012:

Maturity	Time Deposits of $100,000 or more	Other Time Deposits	Total
(Amounts in thousands)
Three months or less	$25,040	41,396	66,436
Three to six months	27,613	24,109	51,722
Six to twelve months	37,861	37,054	74,915
Over twelve months	66,324	65,451	131,775
	$156,838	168,010	324,848

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
Also, as of December 31, 2012, Reliance Bank and Reliance Bank, FSB were required to maintain additional capital, as described in the "Business" section above, under "Regulatory Agreements".
The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at December 31, 2012, 2011, and 2010 are presented in the following table:

			For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
(Amounts in thousands)	Amount	Actual ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total capital (to risk-weighted assets):
Consolidated	$75,649	10.88%	$55,636	≥8.0%	N/A	N/A
Reliance Bank	76,968	11.52%	53,436	≥8.0%	$66,795	≥10.0%
Reliance Bank, FSB	4,593	16.32%	2,252	≥8.0%	2,815	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$66,715	9.59%	$27,818	≥4.0%	N/A	N/A
Reliance Bank	68,414	10.24%	26,718	≥4.0%	$40,077	≥6.0%
Reliance Bank, FSB	4,205	14.94%	1,126	≥4.0%	1,689	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$66,715	6.79%	$39,285	≥4.0%	N/A	N/A
Reliance Bank	68,414	7.38%	37,061	≥4.0%	$46,327	≥5.0%
Reliance Bank, FSB	4,205	7.10%	2,370	≥4.0%	2,963	≥5.0%
December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$78,089	9.50%	$65,787	≥8.0%	N/A	N/A
Reliance Bank	77,452	9.86%	62,865	≥8.0%	$78,581	≥10.0%
Reliance Bank, FSB	3,453	9.52%	2,903	≥8.0%	3,628	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$67,548	8.21%	$32,893	≥4.0%	N/A	N/A
Reliance Bank	67,403	8.58%	31,432	≥4.0%	$47,149	≥6.0%
Reliance Bank, FSB	2,963	8.17%	1,451	≥4.0%	2,177	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$67,548	6.13%	$44,100	≥4.0%	N/A	N/A
Reliance Bank	67,403	6.54%	41,215	≥4.0%	$51,519	≥5.0%
Reliance Bank, FSB	2,963	4.10%	2,888	≥4.0%	3,610	≥5.0%
December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$108,209	10.05%	$86,168	≥8.0%	N/A	N/A
Reliance Bank	102,606	10.03%	81,824	≥8.0%	$102,280	≥10.0%
Reliance Bank, FSB	4,033	7.53%	4,287	≥8.0%	5,359	≥10.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	$93,896	8.72%	$43,084	≥4.0%	N/A	N/A
Reliance Bank	89,574	8.76%	40,912	≥4.0%	$61,368	≥6.0%
Reliance Bank, FSB	3,330	6.21%	2,144	≥4.0%	3,215	≥6.0%
Tier 1 capital (to average assets):
Consolidated	$93,896	7.14%	$52,589	≥4.0%	N/A	N/A
Reliance Bank	89,574	7.29%	49,161	≥4.0%	$61,451	≥5.0%
Reliance Bank, FSB	3,330	4.01%	3,324	≥4.0%	4,155	≥5.0%

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
The required contractual obligations and other commitments at December 31, 2012 are as follows:

(Amounts in thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Operating leases	$6,014	540	1,821	3,653
Time deposits	324,848	193,073	131,565	210
Federal Home Loan Bank borrowings	67,000	5,000	20,000	42,000

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
Following is a summary of the Banks’ off-balance sheet financial instruments at December 31, 2012:

(Amounts in thousands)	Total cash commitment	Less than 1 year	Over 1 year less than 5 years	Over 5 years
Commitments to extend credit	$61,640	17,541	24,412	19,687
Standby letters of credit	10,885	10,706	179	—

Impact of New and Not Yet Adopted Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11 “Disclosures About Offsetting Assets and Liabilities”. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under Accounting Standards Codification ("ASC") 210-20-45 or ASC 810-10-45 or subject to an enforceable master-netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. The Company is evaluating the impact of adopting this updated guidance.
In February 2013, the FASB issued ASU No. 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU requires entities to provide information about amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For amounts that are not required under US GAAP to be reclassified in their entirety, entities are required to cross-reference other disclosures required under US GAAP to provide additional detail about those amounts. This ASU is effective for annual and interim reporting periods beginning January 1, 2013. The Company is evaluating the impact of adopting the guidance.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer and the Interim Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) and concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting
There were no changes during the fourth quarter of fiscal 2012 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2012.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information Regarding the Directors
Richard M. Demko, DDS, MSD, age 67, has served on the Board of Directors of the Company since 2003, as well as serving on the Board of Directors for Reliance Bank since 1999. He serves as member of the Company's Audit, Nominating and Governance, and Compensation Committees He also serves on the faculty of St. Louis University Center for Advanced Dental Education. He is a member or on the board of numerous civic and professional organizations and on the advisory board of “Bank Director” magazine. Dr. Demko maintained his own private orthodontic practice from 1974 until recently selling the practice. He regularly performs consulting for practices throughout the United States. Dr. Demko’s experience as a business owner for nearly 37 years in St. Louis, our major market area, bring a very useful knowledge of the St. Louis business community and many of its members to the Board. The Company considers Dr. Demko a highly qualified candidate for service on the Board and any committees due to this business experience and his knowledge of the banking industry.
Allan D. Ivie, IV, age 51, joined the Company on June 23, 2010 as president and Chief Executive Officer of the Company and President and Chief Executive Officer of Reliance Bank. Mr. Ivie also became a Director of the Company, and serves as Chairman of the Executive Committee and Chairman of Reliance Bank. He previously served as President and Chief Operating Officer of The PrivateBank from June 2000 to June 2010. Mr. Ivie has been in the banking industry for 29 years. Also, he serves on the Board of Directors of several civic organizations, including The Backstoppers, Beyond Housing/Neighborhood Housing Services, RHCDA, St. Louis Economic Council and the Urban League of Metropolitan St. Louis, Inc. The Company feels Mr. Ivie is very highly qualified for service on the Board and any committee due to his years of experience in the banking industry.
Lawrence P. “Rusty” Keeley, Jr., age 43, has served on the Board of Directors of Reliance Bank since the founding of the Bank in 1999 and the Company since 2009. He serves as Chairman of the the Company's Nominating and Governance Committee as well as a member of the Executive Committee. Mr. Keeley also serves on the advisory Board of Healing the Children Medical Charity as an active host family for children. He is the President and Chief Executive Officer of Keeley Construction Company in Sauget, Illinois, and the President and Chief Executive Officer of ADB Utility Contractors of St. Louis, Missouri. He has served in these positions since 1994 and 1996, respectively. Having been a Director for Reliance Bank for over 13 years, the Company feels Mr. Keeley’s experience within the financial industry makes him an excellent choice to assist the Board of Directors of the Company. Moreover, the Company considers Mr. Keeley to be a qualified candidate for service on the Board of Directors and any committees due to his experience as the President and Chief Executive Officer of successful construction and contracting companies in St. Louis, Missouri, our major market area, and his knowledge of the business community in this area.
Scott A. Sachtleben, age 53, has served on the Board of Directors of Reliance Bank since 2006 and the Company since 2009. He serves as Chairman of the Company's Compensation Committee as well as a member of the Audit Committee. Mr. Sachtleben is Senior Vice President of Development and General Counsel for the DESCO Group, Inc., where he has been employed since 2001. Mr. Sachtleben previously was a partner with the law firm of Greensfelder, Hemker & Gale, P.C., where he practiced for 15 years, primarily in the real estate, corporate and securities areas of law. Mr. Sachtleben has been practicing within the legal areas prudent to the banking industry and the Company for over 21 years. His practice area and current position with DESCO Group, Inc. brings a valuable level of knowledge and expertise to corporate and banking laws and procedures.

The Company feels he is highly qualified for service on the Board and any committee due to this experience, along with his education and training as an attorney.
James E. SanFilippo, age 62, has served on the Board of Directors of the Company since 1999, as well as serving on the Board of Directors and Marketing Committee for Reliance Bank until December, 2009. He serves as a member of the Company's Nominating and Governance Committee. Mr. SanFilippo retired in 2011 from Waylan Advertising where he served as President and owner since 2000. He has spent over 35 years serving Fortune 50 accounts as well as premier local accounts. He has volunteered marketing guidance for such charitable organizations as Herbert Hoover Boys & Girls Club and the Semper Fi Injured Marines Fund. His experience in the areas of advertising and marketing has given helpful insight for the Company while guiding its marketing efforts. The Company feels Mr. SanFilippo is highly qualified for service on the Board and any committee due to his marketing and advertising experience.
Robert M. Cox, Jr., age 67, has served on the Board of Directors of the Company since February 2007, and had also served on the Board of Directors for Reliance Bank since 2005. He serves as Chairman of the Company's Audit Committee as well as a member of the Executive and Compensation Committees. Mr. Cox also serves as a Trustee for Drury University in Springfield, Missouri. He is also a member of the Dean’s Advisory Council for the Kelley School of Business at Indiana University in Bloomington, Indiana. Additionally, he is a Director of the St. Louis Club, Kidsmart, and Beyond Housing. Mr. Cox is the retired Senior Vice President in Administration for Emerson Electric Co. in St. Louis, Missouri, where he had been employed since 1975. He currently serves as a consultant to Emerson Electric Co. Mr. Cox is a very respected and well-known business person in the St. Louis community, and his experience and reputation is a valuable contribution to the Board and the Company. His insight into business and administration is a great addition to the Board and the Company feels Mr. Cox is highly qualified for service on the Board and any committees for these reasons.
Gary R. Parker, age 63, has served on the Board of Directors of the Company since its inception in 1998, as well as serving on the Board of Directors for Reliance Bank until stepping down in 2008. He is the owner and founder of Center Oil Company and its subsidiaries and affiliates, located in St. Louis, Missouri, started in 1986. Mr. Parker serves on the Board of Directors of World Point Terminals Inc. and Green Plains Renewal Energy, Inc. Mr. Parker is one of the strongest business owners in St. Louis and brings a wealth of knowledge and business contacts to the Company. Mr. Parker is the Company’s largest shareholder and has a vested interest in the performance of the Company. Therefore, with Mr. Parker’s business acumen and personal interest in the Company, the Company feels he is very highly qualified for service on the Board and any committee.
Barry D. Koenemann, age 64, has served on the Board of Directors of the Company since 1999, as well as serving on the Board of Directors for Reliance Bank until December 2009. He serves as a member of the Company's Audit Committee. Mr. Koenemann serves on the Board of Directors of Wings of Hope, a non-profit humanitarian organization that provides medical assistance/air transportation around the world. He is also a member of the University of Missouri-Rolla Board of Trustees, Engineers Club of St. Louis, Creve Coeur Chamber of Commerce and the Creve Coeur Building Code of Appeals. Mr. Koenemann is Chairman and Chief Executive Officer of United Construction Ent. Co., a general contracting firm he founded in 1991. Mr. Koenemann’s experience as Chairman and Chief Executive Officer of United Construction Ent. Co. has provided him with extensive insight into operating a successful business and the real estate and construction business of St. Louis. Mr. Koenemann brings a strong business background, along with memberships in numerous charitable organizations, which are excellent qualities for the Board. The Company feels Mr. Koenemann is very highly qualified for service on the Board and any committee.
Information Regarding Directors Emeritus
Effective with their resignations as members of the Company's Board of Directors, the Company appointed Fortis M. Lawder and William P. Stiritz as Directors Emeritus. Directors Emeritus are welcome to attend meetings of the Board, but are not counted for purposes of determining whether a quorum is present and are not permitted to vote.
Fortis M. Lawder, age 85, has been Director Emeritus since May 2010 and currently serves as Secretary of the Company. Mr. Lawder had served on the Board of Directors of the Company since 1998, as well as serving on the Board of Directors for Reliance Bank. He had been general counsel for both entities since their inception and had also served on the Company's Nominating and Governance Committee. Mr. Lawder has been a practicing attorney for more than 62 years and has represented over 50 different banks, bank holding companies and thrifts during his years as a lawyer.
Audit Committee
We have a separately designated audit committee that is composed of Mr. Cox, Dr. Demko, and Mr. Sachtleben, with Mr. Cox acting as Chairman. The Board of Directors has determined that all of the current members of the Audit Committee qualify as “audit committee financial experts” as defined under applicable rules of the SEC.
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
The Code is available at www.sec.gov, or by contacting Reliance Bancshares, Inc., at 10401 Clayton Road, Frontenac, Missouri 63131.
Executive Officers
The biography of Mr. Ivie, the Company's Chief Executive Officer, is included in the section “Information Regarding the Directors” above.
David P. Franke, age 42, was hired by Reliance Bank in August 2008 and served as the Chief Accounting Officer of Reliance Bank and Treasurer of Reliance Bank FSB until his appointment as Interim Chief Financial Officer of the Company, Reliance Bank and Reliance Bank, FSB on February 14, 2012. Mr. Franke will serve as Interim Chief Financial Officer until a permanent replacement is named. Before joining the Company, Mr. Franke served as Senior Vice President - Controller of Partners Bank since 2004.
Wendy L. Erhart, age 41, joined the Company in February 2011 as Executive Vice President and Head of Retail Banking.  She has 18 years of retail banking and consumer lending experience.  Ms. Erhart began her career as a management trainee at American General Financial Services.  She joined National City Bank, now PNC Bank, in 2004 and served there as a Regional Manager until joining the Company.  Mrs. Erhart's areas of responsibility include retail marketing, employee development, product development, fee income and source of funds.
Roy A. Wagman, age 61, was hired by the Company on September 21, 2010 and serves as Executive Vice President and Chief Lending Officer of the Company. Mr. Wagman's primary responsibilities include development of the commercial loan portfolio and assuring the continuance of the performing credit quality of the commercial loan portfolio of the Bank. Mr. Wagman has 39 years of banking experience. Prior to joining the Company, Mr. Wagman served as Vice Chairman and Chief Credit Officer of Excel Bank, headquartered in Sedalia, Missouri, from January 1, 2010 to August 31, 2010. During 2008 and 2009, he served as Director of Private Banking for National City Bank, now PNC Bank. From 2005 to 2007, Mr. Wagman was Chief Credit Officer of National City Bank’s private banking group.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires our executive officers and Directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Until July 26, 2012, executive officers, Directors and greater than 10% beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. On July 26, 2012, the Company terminated the registration of our Class A common stock under Section 12(g) of the Exchange Act pursuant to a provision of the JOBS Act.
Based solely upon its review of the forms it received and written representations from reporting persons, the Company believes that during the period of January 1, 2012 to July 26, 2012, all filing requirements applicable to officers, Directors and greater than 10% beneficial owners with respect to Section 16(a) of the Securities Exchange Act of 1934, as amended, were satisfied in a timely manner.
Director Nominations
There have been no changes to the procedures by which shareholders may recommend nominees to our Board of Directors implemented during the fourth quarter of fiscal 2012.
Item 11. Executive Compensation
The information presented below includes information regarding the compensation of our named executive officers for the year ended December 31, 2012.

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		All Other Compensation ($) (1)	Total ($)
Allan D. Ivie, IV, President and Chief Executive Officer	2012	424,948	50,050	(2)	18,445	493,443
	2011	416,315	120,750	(2)	17,374	544,439
Wendy L. Erhart, Executive Vice President and Head of Retail Banking	2012	175,288	35,700	(2)	4,519	215,507
	2011	141,424	—		4,403	145,827
Roy A. Wagman, Executive Vice President and Senior Lending Officer	2012	199,266	14,000	(2)	2,005	215,271
	2011	199,561	—		3,101	202,662

(1)
“All Other Compensation” consists of the following: (i) for all named executive officers, Company matching contributions paid to the Company’s 401(k) plan on behalf of each named executive officer; (ii) for Mr. Ivie, club membership dues; (iii) for Mr. Ivie and Ms. Erhart, cellular phone expenses.

(2)
Mr. Ivie received 65,000 shares of restricted stock valued at $0.77 per share on January 1, 2012 and 75,000 shares of restricted stock valued at $1.61 per share on January 1, 2011. Mr. Wagman received a restricted stock award of 20,000 shares valued at $0.70 per share on December 31, 2012. Ms. Erhart received 30,000 shares of restricted stock valued at $1.19 per share on March 7, 2012. The grant date fair value of these shares was determined using the last reported sales price of the Company's Class A common stock on the date of the grant/award as reported by the OTC Quote Board. The restricted stock awards received by Mr. Ivie and Ms. Erhart are subject to a two-year cliff vesting period and are subject to minimum holding periods as required by TARP regulations.

2012 Outstanding Equity Awards at Fiscal Year-End Table
The following table reflects equity awards outstanding as of December 31, 2012 for the named executive officers. The information below has been restated to reflect a two-for-one stock split in May 2004 and an additional two-for-one stock split in December 2006.

	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Name	#	(1)
Allan D. Ivie, IV (2)	75,000	$52,500
	65,000	$45,500
	140,000	$98,000

Wendy L. Erhart (3)	30,000	$21,000

Roy A. Wagman (4)	10,000	$7,000

(1)	The market value of the awards reported above has been calculated based on a stock price of $.70, the last sales price of the Company's Class A Common Stock on December 30, 2012.

(2)
As part of his employment agreement, Mr. Ivie was granted 75,000 shares of restricted stock on January 1, 2011 and 65,000 shares of restricted stock on January 1, 2012 under the Company's 2010 Restricted Stock Plan. All awards are subject to a two-year cliff vesting period and subject to minimum holding periods as required by TARP regulations.

(3)
Ms. Erhart was granted 30,000 shares of restricted stock on March 7, 2012 under the Company's 2010 Restricted Stock Plan. The awards are subject to a two-year cliff vesting period and subject to a minimum holding period as required by TARP regulations.

(4) Mr. Wagman was granted 30,000 restricted stock units on October 25, 2010, 10,000 of which vested on October 25, 2011, and 10,000 of which vested on October 25, 2012. The remaining 10,000 units vest on October 25, 2013.
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

Compensation Committee Report
Based on risk assessment and other compliance requirements set forth in the TARP Capital Purchase Program, the Compensation Committee met with the Company's Chief Risk Officer and Chief Executive Officer to review how it limited the features of the senior executive officer and employee compensation plans within the Company so that employees are not encouraged to take unnecessary and excessive risks that could threaten the value of the Company.

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

It was the opinion of the Compensation Committee and the Chief Risk Officer that the compensation programs do not encourage executive officers or other employees to take unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the Company.

The Compensation Committee certifies that:

(1)
It has reviewed with senior risk officers, the senior executive officer compensation plans and has made all reasonable efforts to ensure that these plans do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Company;

(2)	It has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

(3)
It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance compensation of any employee.

March 29, 2013
Respectfully submitted by:
Mr. Scott A. Sachtleben, Chairman
Mr. Robert M. Cox, Jr.
Mr. Richard M. Demko

Director Compensation
The following table discloses the compensation earned or paid in cash in 2012 to each Director of the Company in 2012.
Mr. Ivie is not separately compensated for his services as a member of the Board. His compensation for services as the Company's Chief Executive Officer is included in the "Executive Compensation" portion of this Annual Report on Form 10-K.
All non-employee Directors receive $600 per meeting of the Board of Directors of the Company that he attends. Executive Committee members receive $500 per meeting, Audit Committee members receive $650 per meeting, and Compensation Committee members receive $200 per meeting. Committee Chairmen do not receive additional compensation, with the exception of the Audit Committee Chairman, who receives $750 per meeting attended. Reliance Bank Board members also receive $400 for each meeting of Reliance Bank’s Board of Directors he attends. Members of Reliance Bank’s Credit Committee receive $500 per meeting attended, members of Reliance Bank's Watch List Committee receive $650 per meeting attended, members of Reliance Bank’s Regulatory and Compliance Committee receive $400 per meeting attended, and members of Reliance Bank's Asset Liability Committee receive $200 per meeting attended, all of which are included in the amounts below.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Robert M. Cox, Jr. (1)	24,150	24,150
Richard M. Demko (2)	23,900	23,900
Patrick R. Gideon (3)	20,600	20,600
Lawrence P. Keeley, Jr. (4)	24,000	24,000
Barry D. Koenemann (5)	8,000	8,000
Gary R. Parker (6)	8,000	8,000
Scott A. Sachtleben (7)	20,600	20,600
James E. SanFilippo (8)	8,000	8,000

(1) Of this amount, $9,850 relates to fees received for his service as a Director and member of the Credit and Watch List Committees of Reliance Bank. As of December 31, 2012, Mr. Cox held the following vested, unexercised stock options: (i) an option to purchase 6,000 shares of Class A common stock at an exercise price of $9.625 per share, which expires on August 1, 2015; and (ii) an option to purchase 10,000 shares of Class A common stock at an exercise price of $16.50 per share, which expires on May 16, 2017.
(2) Of this amount, $12,850 relates to fees received for his service as a Director and member of the Credit, Watch List, and Regulatory and Compliance Committees of Reliance Bank. As of December 31, 2012, Dr. Demko held the following vested, unexercised stock options: (i) an option to purchase 16,000 shares of Class A common stock at an exercise price of $6.00 per share, which expires on January 15, 2013; and (ii) an option to purchase 16,000 shares of Class A common stock at an exercise price of $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A common stock at an exercise price of $16.50 per share, which expires on May 16, 2017.
(3) Effective, February 25, 2012, Mr. Gideon resigned from the Board of Directors. Before his resignation, Mr. Gideon was elected by the Board of Directors of the Company as Non-Executive Chairman of the Board on April 25, 2011. His agreement was for an initial term of 90 days, subject to extension upon agreement of the parties. During the initial 90-day period, his compensation was fixed at $50,000 per month, plus reimbursement of certain expenses. After the initial 90-day period, Mr. Gideon's compensation was subject to adjustment. Mr. Gideon received $20,600 during 2012 in his position as Non-Executive Chairman. At December 31, 2012, Mr. Gideon held the following vested, unexercised stock options: (i) an option to purchase 8,000 shares of Class A common stock at an exercise price of $6.00 per share, which expires on January 15, 2013; and (ii) an option to purchase 10,000 shares of Class A common stock at an exercise price of $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A common stock at an exercise price of $16.50 per share, which expires on May 16, 2017.
(4) Of this amount, $7,200 relates to fees received for his service as a Director and member of the Credit and Watch List Committees of Reliance Bank. At December 31, 2012, Mr. Keeley held (i) an option to purchase 8,000 shares of Class A common stock at an exercise price of $6.00 per share, which expires on January 15, 2013; and (ii) an option to purchase 6,000 shares of Class A common stock at an exercise price of $7.25 per share, which expires on July 21, 2014. Additionally, as of December 31, 2012, Mr. Keeley held 3,750 earned restricted stock units and 1,250 unearned restricted stock units. All of the restricted stock units will vest on December 31, 2013 if Mr. Keeley remains tenured as a Director on the Board through December 31, 2013.
(5) As of December 31, 2012, Mr. Koenemann held the following vested, unexercised stock options: (i) an option to purchase 16,000 shares of Class A common stock at an exercise price of $6.00 per share, which expires on January 15, 2013; and (ii) an option to purchase 16,000 shares of Class A common stock at $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A common stock at $16.50 per share, which expires on May 16, 2017.
(6) As of December 31, 2012, Mr. Parker held the following vested, unexercised stock options: (i) an option to purchase 16,000 shares of Class A common stock at an exercise price of $6.00 per share, which expires on January 15, 2013; and (ii) an option to purchase 16,000 shares of Class A common stock at $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A common stock at $16.50 per share, which expires on May 16, 2017.
(7) Of this amount, $10,800 relates to fees received for his service as a Director and member of the Credit, Regulatory and Compliance, and Asset Liability Committees of Reliance Bank. As of December 31, 2012, Mr. Sachtleben held an option to purchase 6,000 shares of Class A common stock at $12.375 per share, which expires on August 1, 2015, 4,500 of which vested on October 26, 2008. Pursuant to the terms of the award, the remaining 1,500 options will vest when Mr. Sachtleben holds at least 6,000 shares of the Company's Class A common stock. Additionally, as of December 31, 2012, Mr. Sachtleben held 3,750 earned restricted stock units and 1,250 unearned restricted stock units. All of the restricted stock units will vest on December 31, 2013 if Mr. Sachtleben remains tenured as a Director on the Board through December 31, 2013.
(8) At December 31, 2012, Mr. SanFilippo held the following vested, unexercised stock options: (i) an option to purchase 16,000 shares of Class A common stock at an exercise price of $6.00 per share, which expires on January 15, 2013; and (ii) an option to purchase 16,000 shares of Class A common stock at $7.25 per share, which expires on July 21, 2014; and (iii) an option to purchase 10,000 shares of Class A common stock at $16.50 per share, which expires on May 16, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The table below sets forth certain information regarding the beneficial ownership of shares of the Company's Class A Common Stock as of February 28, 2013 for (i) each Director; (ii) each of the named executive officers; (iii) all Directors and executive officers of the Company as a group; (iv) and each person known by the Company to own more than 5% of the Company's Class A Common Stock. The amount of Class A Common Stock owned, as reported below and in the footnotes, has been adjusted to reflect the May 2004 and December 2006 two-for-one stock splits. Unless otherwise indicated, to the knowledge of the Company, the listed individuals have shared voting power over shares held in joint tenancy and sole voting power in all other instances.

	Amount and Nature of Beneficial	Percent of Common Stock Beneficially
Beneficial Owner (1)	Ownership	Owned (2)
Gary R. Parker (3)	6,143,945	26.9%
William P. Stiritz (4)	2,556,310	11.2%
Richard M. Demko (5)	439,467	1.9%
Lawrence P. Keeley, Jr. (6)	432,417	1.9%
Barry D. Koenemann (7)	299,571	1.3%
Robert M. Cox, Jr. (8)	234,020	1.0%
James E. SanFilippo (9)	207,714	0.9%
Scott A. Sachtleben (10)	12,750	0.1%
Allan D. Ivie, IV (11)	193,718	0.8%
Roy A. Wagman (12)	34,916	0.2%
Wendy L. Erhart (13)	32,747	0.1%

Directors and all executive officers as a group	10,595,460	46.0%

(1) The address for all holders listed below is 10401 Clayton Road, Frontenac, Missouri, 63131.
(2) The percentage of Common Stock owned by the Directors and executive officers is based on 22,855,044 of shares of Common Stock outstanding as of February 28, 2013.
(3) Includes 4,374,956 shares in his name; 933,768 shares held by G.P. & W, Inc., of which Mr. Parker is the sole owner; 666,667 shares in the Gary Parker Family Trust of which he is the trustee; 84,000 shares held by Center Oil Company, of which he is the sole owner; 33,080 shares in his spouse's Exempt Trust; 21,892 shares in an IRA; and 3,582 shares in his spouse's IRA. The amount reported also includes 26,000 shares that Mr. Parker has the right to acquire pursuant to vested stock options.
(4) Includes 2,170,310 shares held by the William P. Stiritz Revocable Trust, of which Mr. Stiritz is the trustee; 188,000 shares held as joint tenant with his spouse; and 188,000 shares in street name. The amount reported also includes 10,000 shares that Mr. Stiritz has the right to acquire pursuant to vested stock options.
(5) Includes 186,896 held by the Richard M. Demko Living Trust, of which Dr. Demko is the co-trustee; 91,000 shares held by his spouse's Revocable Living Trust, of which he is a co-trustee; 72,000 shares held in Dr. Demko's IRA; 48,000 shares in the name of the Demko Family Limited Partnership; and 12,000 shares in his spouse's IRA. The amount reported also includes 26,000 shares that Dr. Demko has the right to acquire pursuant to vested stock options and 3,571 shares that Dr. Demko has a right to receive upon conversion of his Series C Preferred Stock.
(6) Includes 281,304 shares held as joint tenant with his spouse; 42,960 shares owned by the L. Keeley Construction Profit Sharing Plan for the benefit of Mr. Keeley; 20,000 shares owned by the L. Keeley Construction Co. Money Purchase Plan; 18,180 shares owned by the L. Keeley Construction Profit Sharing Plan for the benefit of Mr. Keeley's spouse; 10,000 shares owned by the L. Keeley Construction Co. Profit Sharing Plan, of which Mr. Keeley is the trustee; a total of 3,696 shares for his three sons, each son owning 1,232 shares singularly; 3,000 shares in his name only; and 43,527 in street name. The amount reported also includes 6,000 shares that Mr. Keeley has the right to acquire pursuant to vested stock options and 3,750 shares that Mr. Keeley has the right to acquire pursuant to vested restricted stock units
(7) Includes 104,028 shares held by the Barry D. Koenemann Joint and Mutual Revocable Trust, of which Mr. Koenemann is a co-trustee; 82,972 shares in an IRA; 69,000 shares owned by United Construction Ent. Co.; 12,000 shares held by Mr. Koenemann's spouse's Revocable Trust, of which he is successor trustee; 1,000 shares held by United Construction of Indianapolis; and 1,000 shares by United Construction of St. Louis. Mr. Koenemann is the sole owner of United Construction Ent. Co., United Construction Ent. Co. of Indianapolis, and United Construction Ent. Co. of St. Louis. The amount reported also includes 26,000 shares that Mr. Koenemann has the right to acquire pursuant to vested stock options and 3,571 shares that Mr. Koenemann has a right to receive upon conversion of his Series C Preferred Stock.
(8) Includes 218,020 shares held by the Robert M. Cox, Jr. Revocable Trust, of which Mr. Cox is the trustee. The amount reported also includes 16,000 shares that Mr. Cox has the right to acquire pursuant to vested stock options.
(9) Includes 181,714 held as joint tenant with his spouse. The amount reported also includes 26,000 shares that Mr. SanFilippo has the right to acquire pursuant to vested stock options.
(10) Includes 4,500 shares in his name and 4,500 shares that he has the right to acquire pursuant to vested stock options. The amount reported also includes 3,750 shares that Mr. Sachtleben has the right to acquire pursuant to vested restricted stock units.
(11) Includes 188,718 shares in his name, and 5,000 shares in street name.
(12) Includes 34,916 shares in street name.
(13) Includes 32,747 shares in her name

In conjunction with the capital plan discussed in the "Recent Developments" section of Part I, Item 1 above, Thomas H. Brouster, Sr. has received approval, on February 19, 2013, from the Federal Reserve of his application under the Change in Bank Control Act to acquire a controlling interest in Reliance Bancshares, Inc as a result of the capital plan.

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
On September 29, 2011, the Company executed a promissory note in favor of Gary R. Parker, a Director, pursuant to which Mr. Parker loaned the Company $200,000 at an interest rate of 7.00% annually. The loan is payable upon demand, or if no demand is made, the Company will pay the loan principal and plus interest on March 31, 2013. If cash is not available to pay the Note in full when due, the Company will issue a number of shares of its Class A common stock equivalent to the then principal and interest amounts due at an agreed price, which will be determined by using the average closing price of the common stock for the last 20 trading days prior to the maturity date. To date, the Company has not paid any interest or principal, since none has been due.

Director Independence
The Company's shares are not currently listed on any national securities exchange nor is the Company applying for the initial listing of its securities on any such exchange in connection with this filing. The Company, therefore, is not presently governed by specific corporate governance guidelines or rules imposing independence requirements on the composition of the Board of Directors and its committees.
The Company's Board of Directors has chosen, however, to evaluate the independence of its members according to the definition of “independence” as set forth in The NASDAQ Stock Market Marketplace Rules and has determined that the following members of the Board are independent: Robert M. Cox, Jr., Dr. Richard M. Demko, Gary R. Parker, James E. SanFilippo and Scott A. Sachtleben. The Board has also determined that all members of the Company's Audit Committee are considered independent under SEC rules and regulations and the NASDAQ Stock Market's independence requirements for Audit Committee members.
Item 14. Principal Accountant Fees and Services
Cummings, Ristau & Associates, P.C. served as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2012. The following table presents fees for professional services rendered by Cummings, Ristau & Associates, P.C., for the fiscal years ending December 31, 2012 and 2011:

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$219,000	$254,000
Audit-Related Fees (2)	4,000	4,000
Tax Fees (3)	20,000	20,000
All Other Fees (4)	6,500	15,330
Total Fees	$249,500	$293,330

(1) Includes aggregate fees for the audit of the Company's consolidated financial statements included in our Annual Report on Form 10-K, reviews of our financial statements included in each of our Quarterly Reports on Form 10-Q, and FDIC Improvement Act internal control attestation for Reliance Bank and loan risk assessment.
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
(4) Includes fees for preparation of employee benefit plan annual reports and for a review of Reliance Bancshares, Inc.'s private placement memorandum.
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

We have audited the accompanying consolidated balance sheets of Reliance Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

St. Louis, Missouri
March 29, 2013

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
(Amounts in thousands, except share and per share data)	2012	2011
ASSETS
Cash and due from banks (note 2)	$11,840	9,731
Interest-earning deposits in other financial institutions	20,878	43,799
Investments in available-for-sale debt securities, at fair value (note 3)	309,757	222,207
Loans (notes 4 and 9)	575,811	720,531
Add net deferred loan costs	158	45
Less reserve for possible loan losses	(28,143)	(31,370)
Net loans	547,826	689,206
Residential mortgage loans held for sale	2,513	1,505
Premises and equipment, net (note 5)	35,294	34,030
Accrued interest receivable	2,643	3,128
Other real estate owned	34,819	34,565
Identifiable intangible assets, net of accumulated amortization of $156 and $140 at December 31, 2012 and December 31, 2011, respectively	89	105
Other assets (note 7)	5,797	8,550
	$971,456	1,046,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (note 6):
Noninterest-bearing	$71,544	66,765
Interest-bearing	752,920	820,121
Total deposits	824,464	886,886
Short-term borrowings (note 8)	4,235	17,243
Long-term Federal Home Loan Bank borrowings (note 9)	67,000	67,000
Accrued interest payable	505	673
Other liabilities	7,390	5,382
Total liabilities	903,594	977,184
Commitments and contingencies (notes 13 and 14)
Stockholders’ equity (notes 11,12, and 16):
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 250,000,000 shares authorized, 22,855,044 and 22,642,491 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	5,714	5,661
Surplus	120,045	122,315
Accumulated deficit	(100,955)	(102,323)
Accumulated other comprehensive income — net unrealized holding gains on available-for-sale debt securities	503	1,434
Total stockholders’ equity	67,862	69,642
	$971,456	1,046,826
See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2012, 2011, 2010

(Amounts in thousands, except share and per share data)	2012	2011	2010
Interest income:
Interest and fees on loans (note 4)	$32,486	42,885	56,689
Interest on loans held for sale	46	20	63
Interest on debt securities:
Taxable	3,680	5,480	6,265
Exempt from federal income taxes	563	651	1,083
Interest on short-term investments	127	125	46
Total interest income	36,902	49,161	64,146
Interest expense:
Interest on deposits (note 6)	6,884	11,770	19,746
Interest on short-term borrowings (note 8)	79	113	120
Interest on long-term Federal Home Loan Bank borrowings (note 9)	2,406	3,403	3,771
Total interest expense	9,369	15,286	23,637
Net interest income	27,533	33,875	40,509
Provision for possible loan losses (note 4)	1,788	23,790	41,492
Net interest income (loss) after provision for possible loan losses	25,745	10,085	(983)
Noninterest income:
Net gains on sales of debt securities (note 3)	3,137	2,153	288
Service charges on deposit accounts	594	765	910
Other real estate owned income	997	1,397	583
Mortgage banking income	443	262	468
Other noninterest income (note 5)	1,056	1,019	1,258
Total noninterest income	6,227	5,596	3,507
Noninterest expense:
Other-than-temporary impairment losses on available-for-sale securities:
Total other-than-temporary impairment losses	584	570	1,628
Portion of other-than-temporary losses recognized in other comprehensive income	(584)	(534)	(1,050)
Net impairment loss realized	—	36	578
Salaries and employee benefits (note 10)	11,252	13,238	13,602
Other real estate owned expense	7,100	12,923	13,148
Occupancy and equipment expense (note 5)	3,572	3,867	4,215
Professional fees	2,423	1,712	930
FDIC assessment	2,223	2,818	2,860
Data processing	1,727	1,678	1,662
Write-down of goodwill	—	1,149	—
Amortization of intangible assets	16	16	16
Other noninterest expenses	2,291	3,626	2,730
Total noninterest expense	30,604	41,063	39,741
Income (loss) before applicable income taxes	1,368	(25,382)	(37,217)
Applicable income tax expense (note 7)	—	8,616	11,312
Net income (loss)	$1,368	(33,998)	(48,529)

Net income (loss)	$1,368	(33,998)	(48,529)
Preferred stock dividends	(2,389)	(2,263)	(2,208)
Net loss attributable to common shareholders	$(1,021)	(36,261)	(50,737)
Per share amounts:
Basic loss per share	$(0.04)	(1.61)	(2.32)
Basic weighted average common shares outstanding	22,766,234	22,588,755	21,867,606
Diluted loss per share	$(0.04)	(1.61)	(2.32)
Diluted weighted average common shares outstanding	22,766,234	22,588,755	21,867,606
See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2012, 2011, and 2010

(Amounts in thousands)	2012	2011	2010
Net income (loss)	$1,368	(33,998)	(48,529)
Other comprehensive income (loss) before tax:
Change in unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings, net of reclassification	—	(82)	(282)
Change in unrealized gains on other securities available-for-sale, net of reclassification	1,727	4,326	661
Reclassification adjustments for:
Available-for-sale security gains included in net income (loss)	(3,137)	(2,153)	(288)
Write-down of investment securities included in net income (loss)	—	36	578
Other comprehensive income (loss) before tax	(1,410)	2,127	669
Income tax related to items of other comprehensive income (loss)	(479)	723	227
Other comprehensive income (loss), net of tax	(931)	1,404	442
Total comprehensive income (loss)	$437	(32,594)	(48,087)

See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2012, 2011, and 2010

	Preferred stock	Common stock	Surplus	Accumulated deficit	Treasury stock	Accumulated other comprehensive income	Total stockholders' equity
(Amounts in thousands)
Balance at December 31, 2009	$42,300	5,243	122,335	(19,796)	—	(412)	149,670
Net loss	—	—	—	(48,529)	—	—	(48,529)
Other activity (note 11)	255	377	2,031	—	—	—	2,663
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	442	442
Balance at December 31, 2010	42,555	5,620	124,366	(68,325)	—	30	104,246
Net loss	—	—	—	(33,998)	—	—	(33,998)
Other activity (note 11)	—	41	(2,051)	—	—	—	(2,010)
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	1,404	1,404
Balance at December 31, 2011	42,555	5,661	122,315	(102,323)	—	1,434	69,642
Net income	—	—	—	1,368	—	—	1,368
Other activity (note 11)	—	53	(2,270)	—	—	—	(2,217)
Change in valuation of available-for-sale securities, net of related tax effect	—	—	—	—	—	(931)	(931)
Balance at December 31, 2012	$42,555	5,714	120,045	(100,955)	—	503	67,862
See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011, and 2010

(Amounts in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,368	(33,998)	(48,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,728	4,341	3,656
Provision for possible loan losses	1,788	23,790	41,492
Deferred income tax expense, net of valuation reserve	—	8,616	11,312
Net gains (losses) on sales and write-downs of available-for-sale debt securities	(3,137)	(2,117)	290
Write-downs of premises and equipment, net of gains (losses) on sales	—	104	—
Net losses on sales and write-downs of other real estate owned	4,285	9,632	10,902
Write-down of goodwill	—	1,149	—
Stock option compensation cost	—	20	215
Amortization of restricted stock expense	107	165	91
Mortgage loans originated for sale in the secondary market	(28,950)	(16,961)	(34,952)
Mortgage loans sold in the secondary market	27,942	17,295	33,691
Decrease in accrued interest receivable	485	321	2,199
Decrease in accrued interest payable	(168)	(647)	(875)
(Gain) loss on sale of loans	—	219	(244)
Other operating activities, net	2,395	2,654	4,530
Net cash provided by operating activities	13,843	14,583	23,778
Cash flows from investing activities:
Purchase of available-for-sale debt securities	(267,876)	(164,751)	(172,941)
Proceeds from maturities and issuer calls and principal payments on available-for-sale debt securities	54,520	95,593	193,430
Proceeds from sales of available-for-sale debt securities	121,406	90,303	20,848
Net decrease in loans	127,160	182,736	115,598
Proceeds from sale of other real estate owned	6,341	17,524	5,934
Redemption of Federal Home Loan Bank stock	455	1,541	965
Proceeds from sale of premises and equipment	—	62	6
Proceeds from sale of loans	—	6,166	4,012
Purchase of premises and equipment	(1,296)	(251)	(100)
Net cash provided by investing activities	40,710	228,923	167,752
Cash flows from financing activities:
Net decrease in deposits	(62,422)	(193,273)	(185,901)
Net increase (decrease) in short-term borrowings	(13,008)	2,065	2,481
Payments of long-term Federal Home Loan Bank borrowings	—	(26,000)	(11,000)
Issuance of preferred stock	—	—	255
Dividends paid on preferred stock	—	—	(2,208)
Issuance of common stock	65	64	4,338
Proceeds from sale of treasury stock	—	4	—
Payment of stock issuance costs	—	—	(28)
Net cash used in financing activities	(75,365)	(217,140)	(192,063)
Net increase (decrease) in cash and cash equivalents	(20,812)	26,366	(533)
Cash and cash equivalents at beginning of year	53,530	27,164	27,697
Cash and cash equivalents at end of year	$32,718	53,530	27,164
See accompanying notes to consolidated financial statements.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reliance Bancshares, Inc. (the “Company”) provides a full range of banking services to individual and corporate customers throughout the St. Louis metropolitan area in Missouri and Illinois and southwestern Florida through its wholly owned subsidiaries, Reliance Bank and Reliance Bank, FSB (hereinafter referred to as the "Banks").
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
The components of accumulated other comprehensive income are as follows at December 31, 2012, 2011, and 2010:

	2012	2011	2010
Net unrealized gain on available-for-sale securities	$763	2,173	45
Deferred tax effect	(260)	(739)	(15)
	$503	1,434	30

Cash Flow Information
For purposes of the consolidated statements of cash flows, cash equivalents include amounts due from banks and interest-earning deposits in other financial institutions (all of which are payable on demand). Certain balances maintained in other financial institutions generally exceed the level of deposits insured by the Federal Deposit Insurance Corporation("FDIC").

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Following is certain supplemental information relating to the Company's consolidated statements of cash flows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Cash paid for:
Interest	$9,537	15,933	24,511
Income taxes (refund)	—	—	(1,952)
Noncash transactions:
Transfers to other real estate owned in settlement of loans	22,331	40,302	15,856
Transfer of bank premises to other real estate owned	—	—	4,448
Loans made to facilitate the sale of other real estate owned	9,899	9,432	1,703
Forfeiture of restricted stock	—	4	—
Accrual of preferred dividends	2,389	2,263	—
Issuance of restricted stock	30	19	10
Transfer of other real estate to premises and equipment	1,552	—	—

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
Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities (for which no securities were so designated at December 31, 2012 and 2011) would be recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts. Holding gains and losses on trading securities (for which no securities were so designated at December 31, 2012 and 2011) would be included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income in stockholders’ equity until realized. Transfers of securities between categories would be recorded at fair value at the date of transfer. Unrealized holding gains and losses would be recognized in earnings for transfers into the trading category.
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
If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, the Company assesses whether the impairment is other-than-temporary. If the Company intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If the Company does not intend to sell the debt security, the Company considers available evidence to assess whether it is more likely than not will be required to sell the security before the recovery of its amortized cost basis. If the Company more likely than not it will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment shall be considered to have occurred.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

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
The reserve for loan losses is available to absorb loan charge-offs. The reserve is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Loans are partially or fully charged off when Bank management believes such amounts are uncollectible, either through collateral liquidation or cash payment. Management utilizes a systematic, documented approach in determining the appropriate level of the reserve for possible loan losses. The level of the reserve reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and probable losses inherent in the current loan portfolio. The determination of the appropriate level of the reserve for possible loan losses inherently involves a degree of subjectivity and requires the Banks to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Banks' control, may require an increase in the reserve for possible loan losses.
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
Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is computed over the expected lives of the assets, using the straight-line method. Estimated useful lives are 40 years for bank buildings and 3 to 10 years for furniture, fixtures, and equipment. Expenditures for major renewals and improvements of bank premises and equipment (including related interest expense) are capitalized, and those for maintenance and repairs are expensed as incurred.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

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
Intangible Assets
Identifiable intangible assets include the core deposit premium relating to the Company’s acquisition of The Bank of Godfrey, which is being amortized into noninterest expense on a straight-line basis over 15 years. Amortization of the core deposit intangible assets existing at December 31, 2012 will be $16 for each of the next five years and $8 thereafter.
The excess of the Company’s consideration given in its acquisition of The Bank of Godfrey over the fair value of the net assets acquired was recorded as goodwill, an intangible asset on the consolidated balance sheets. Goodwill was the Company’s only intangible asset with an indefinite useful life, and the Company is required to test the intangible asset for impairment on an annual basis. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. During 2011, the Company recorded an impairment write-down for the full amount of goodwill.
Federal Home Loan Bank Stock
Included in other assets at December 31, 2012 and 2011 are equity securities totaling $4,260 and $4,715, respectively, representing common stock of the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, which are administered by the Federal Housing Finance Agency. As members of the Federal Home Loan Bank system, the Banks must maintain minimum investments in the capital stock of their respective district Federal Home Loan Banks. The stock is recorded at cost, which represents redemption value.
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
Income Taxes
The Company and Banks file consolidated federal and state income tax returns. Applicable income tax expense is computed based on reported income and expenses, adjusted for permanent differences between reported and taxable income. Penalties and interest assessed by income taxing authorities are included in income tax expense in the year assessed, unless such amounts relate to an uncertain tax position. The Company had no uncertain tax positions at December 31, 2012 or 2011.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Company’s other state income tax returns have never been examined by the applicable state taxing authorities. The Company’s federal and state income tax returns are subject to examination generally for three years after such returns are filed.
Mortgage Banking Operations
The Banks’ mortgage banking operations include the origination of long-term, fixed-rate residential mortgage loans for sale in the secondary market. Upon receipt of an application for a residential real estate loan, the Banks generally lock in an interest rate with the applicable investor and, at the same time, lock into an interest rate with the customer. This practice minimizes the Banks’ exposure to risk resulting from interest rate fluctuations. Upon disbursement of the loan proceeds to the customer, the loan is delivered to the applicable investor. Sales proceeds are generally received shortly thereafter. Therefore, no loans held for sale are included in the Banks’ loan portfolios at any point in time, except those loans for which the sale proceeds have not yet been received. Such loans are maintained at the lower of cost or fair value, based on the outstanding commitments from the applicable investors for such loans.
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
Earnings per Share
Basic earnings per share data is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised. The following table presents a summary of per share data and amounts for the periods indicated.

	Years ended December 31,
	2012	2011	2010
Basic
Net loss attributable to common shareholders	$(1,021)	(36,261)	(50,737)
Weighted average common shares outstanding	22,766,234	22,588,755	21,867,606
Basic loss per share	$(0.04)	(1.61)	(2.32)
Diluted
Net loss attributable to common shareholders	$(1,021)	(36,261)	(50,737)
Weighted average common shares outstanding	22,766,234	22,588,755	21,867,606
Effect of dilutive stock options	—	—	—
Diluted weighted average common shares outstanding	$22,766,234	22,588,755	21,867,606
Diluted loss per share	$(0.04)	(1.61)	(2.32)

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
No stock options were granted during 2012 and 2011. Stock options were granted in 2009, however, no value was ascribed to these options, as the option price exceeded the market value of the stock on the grant date. The Company’s common stock is not actively traded on any exchange. Accordingly, the availability of fair value information for the Company’s common stock is limited. In using the Black-Scholes option pricing model to value the options, several assumptions have been made in arriving at the estimated fair value of the options granted, including minimal or no volatility in the Company’s common stock price,

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

expected forfeitures of 10%, no dividends paid on the common stock, an expected weighted average option life of six years, and a risk-free interest rate approximating the U.S. treasury rates for the applicable duration period. Any change in these assumptions could have a significant impact on the effects of determining compensation costs.
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

Reclassifications
Certain reclassifications have been made to the 2011 and 2010 consolidated financial statement amounts to conform to the 2012 presentation. Such reclassifications have no effect on the previously reported consolidated net loss or stockholders’ equity.
Subsequent Events
The Company has considered all events occurring subsequent to December 31, 2012 for possible disclosures through the filing date of this Annual Report on Form 10-K.
NOTE 2 — CASH AND DUE FROM BANKS
The Banks are required to maintain certain daily reserve balances of cash and due from banks in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 2012 and 2011 were $278 and $579, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

NOTE 3 — INVESTMENTS IN DEBT SECURITIES
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Banks’ available-for-sale debt securities at December 31, 2012 and 2011 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2012
Obligations of U.S. government agencies and corporations	$23,823	629	(21)	24,431
Obligations of state and political subdivisions	22,197	568	(152)	22,613
Trust preferred securities	2,993	—	(2,299)	694
U.S. agency asset-backed securities	24,264	140	(36)	24,368
U.S. agency residential mortgage-backed securities	235,717	2,881	(947)	237,651
	$308,994	4,218	(3,455)	309,757

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2011
Obligations of U.S. government agencies and corporations	$45,743	424	(9)	46,158
Obligations of state and political subdivisions	14,608	700	(15)	15,293
Trust preferred securities	3,063	—	(2,277)	786
U.S. agency residential mortgage-backed securities	156,620	3,573	(223)	159,970
	$220,034	4,697	(2,524)	222,207

The amortized cost and estimated fair value of debt securities classified as available-for-sale at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Estimated fair value
Due one year or less	$1,590	1,600
Due one year through five years	9,742	9,982
Due five years through ten years	26,914	27,809
Due after ten years	10,767	8,347
U.S. agency asset-backed securities	24,264	24,368
U.S. agency residential mortgage-backed securities	235,717	237,651
	$308,994	309,757

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Provided below is a summary of available-for-sale investment securities which were in an unrealized loss position at December 31, 2012 and 2011:

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$3,109	(21)	—	—	3,109	(21)
Obligations of state and political subdivisions	7,817	(143)	571	(9)	8,388	(152)
Trust preferred securities	—	—	694	(2,299)	694	(2,299)
U.S. agency asset-backed securities	2,786	(36)	—	—	2,786	(36)
U.S. agency residential mortgage-backed securities	91,499	(947)	—	—	91,499	(947)
	$105,211	(1,147)	1,265	(2,308)	106,476	(3,455)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
Obligations of U.S. government agencies and corporations	$4,201	(9)	—	—	4,201	(9)
Obligations of state and political subdivisions	565	(15)	—	—	565	(15)
Trust preferred securities	—	—	786	(2,277)	786	(2,277)
U.S. agency residential mortgage-backed securities	24,255	(223)	—	—	24,255	(223)
	$29,021	(247)	786	(2,277)	29,807	(2,524)

The obligations of U.S. government agencies and corporations and U.S. agency residential mortgage-backed securities with unrealized losses are primarily issued from and guaranteed by the Federal Home Loan Bank, Federal National Mortgage Association, or Federal Home Loan Mortgage Corporation. The U.S. agency asset-backed securities with unrealized losses are issued from and guaranteed by the U.S. Small Business Administration. The obligations of state and political subdivisions with unrealized losses are primarily comprised of municipal bonds with adequate credit ratings, underlying collateral, and/or cash flow projections. The unrealized losses associated with these securities are not believed to be attributed to credit quality, but rather to changes in interest rates and temporary market movements. In addition, the Banks do not intend to sell the securities with unrealized losses, and it is not more likely than not that the Banks will be required to sell them before recovery of their amortized cost basis, which may be at maturity.
Trust preferred securities are comprised of trust preferred collateralized debt obligations issued by banks, thrifts, and insurance companies. The market for trust preferred securities at December 31, 2012 was not active, and markets for similar securities were also not active. The new issue market is also inactive as a minimal number of trust preferred securities have been issued since 2007. Very few market participants are willing and/or able to transact for these securities. The market values for the securities are very depressed relative to historical levels. The Banks do not intend to sell the trust preferred securities, and it is not more likely than not that the Banks will be required to sell them.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

The Banks’ trust preferred securities consist of the following issues:

	Pools
(Amounts in thousands, except banks/insurers)	I PreTsl III	PreTsl XXVIII	PreTsl XIV	T Pref I	Total
Class	C	B	B-1	B
Original par	$1,000	1,000	1,000	2,000
Book value	1,000	934	550	509	2,993
Fair value	254	110	12	318	694
Discounted cash flows	1,004	948	620	544
Year-to-date 2012 impairment	—	—	—	—	—
Lowest credit rating assigned to security:
Moody's	NR	Ca	Ca	Ca
Fitch	CCC	CC	C	NR
Number of banks/insurers	24	55	61	16
Banks/insurers currently performing	23	38	32	11
Actual deferrals and defaults as a percentage of
the original collateral	7.63%	25.22%	37.71%	11.87%
Excess subordination as a percentage of the
remaining performing collateral	8.78%	2.61%	(45.89)%	(68.54)%
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

As noted in the above table, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise considered to be other-than-temporarily impaired (“OTTI”). The following table provides information about those trust preferred securities for which only a credit loss was recognized in income, and other losses are recorded in other comprehensive loss for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Accumulated credit losses on trust preferred securities:
Beginning of year	$955	919
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	36
Reductions due to increases in expected cash flows	—	—
End of year	$955	955

For the years ended December 31, 2012, 2011, and 2010 certain available-for-sale securities were sold for proceeds totaling $121,406, $90,303, $20,848 respectively, resulting in gross gains of $3,137, $2,240, and $295 respectively, and gross losses of $0, $87, and $7 respectively.
The carrying value of debt securities pledged to secure public funds, securities sold under repurchase agreements, certain borrowings, and for other purposes amounted to approximately $97,284 and $152,752 at December 31, 2012 and 2011, respectively. The Banks have also pledged letters of credit from the Federal Home Loan Banks totaling $7,541 as additional collateral to secure public funds at both December 31, 2012 and 2011.
NOTE 4 — LOANS
The composition of the loan portfolio at December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
Commercial:
Real estate	$408,523	512,094
Other	38,696	69,989
Real estate:
Construction	56,935	71,163
Residential	70,737	66,858
Consumer	920	427
	$575,811	720,531

The Banks grant commercial, industrial, residential, and consumer loans (including overdrafts totaling $40 and $52 at December 31, 2012 and 2011, respectively) throughout the St. Louis, Missouri metropolitan area and southwestern Florida. The Banks do not have any particular concentration of credit in any one economic sector, except that a substantial portion of the portfolio is concentrated in and secured by real estate in the St. Louis, Missouri metropolitan area and southwestern Florida, particularly commercial real estate and construction of commercial and residential real estate. The ability of the Banks’ borrowers to honor their contractual obligations is dependent upon the local economies and their effect on the real estate market.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

The aggregate amount of loans to executive officers and directors and loans made for the benefit of executive officers and directors was $16,055 and $14,986 at December 31, 2012 and 2011, respectively. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility. A summary of activity for loans to executive officers and directors for the year ended December 31, 2012 is as follows:

Balance, December 31, 2011	$14,986
New loans made	2,616
Payments received	(1,302)
Other	(245)
Balance, December 31, 2012	$16,055

Other changes represent changes in the composition of executive officers, directors, and loans made for the benefit of executive officers and directors which occurred in 2012.
Transactions in the reserve for possible loan losses for the years ended December 31, 2012, 2011, and 2010 are summarized as follows:

	2012	2011	2010
Balance, January 1	$31,370	37,301	32,222
Provision charged to operations	1,788	23,790	41,492
Charge-offs	(9,990)	(33,321)	(37,011)
Recoveries of loans previously charged off	4,975	3,600	598
Balance, December 31	$28,143	31,370	37,301

The Company risk-rates all of the loans in its loan portfolio, using a 1-7 risk rating system, with a “1”-rated credit being a high-quality loan and a “7”-rated credit having some level of loss in the credit. Loan officers are responsible for risk-rating their own credits, including maintaining the risk rating on a current basis. Downgrades are discussed at various management and loan committee meetings. The risk ratings are also subject to an ongoing review by an extensive loan review process performed independently of the loan officers. An adequately controlled risk rating process allows Company management to conclude that the Banks’ watch lists (which include all credits risk-rated “4” or greater) are, for all practical purposes, a complete profile of situations with current loss exposure.
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

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
In calculating the general portion of the reserve for possible loan losses, the loan categories used are real estate construction, residential real estate, commercial real estate, commercial and industrial, and consumer loans. Historical charge-off ratios are calculated on a rolling two-year historical charge-off ratio. The economic and environmental factors for which adjustments are made to the historical charge-off ratios include the following:

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Following is an analysis of the reserve for loan losses by loan type and those loans that have been specifically evaluated or evaluated in aggregate at December 31, 2012 and 2011:

	December 31, 2012
	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Unallocated	Total
Reserve for possible loan losses:
Beginning balance	$17,277	2,063	9,818	2,197	15	—	31,370
Charge-offs	(6,671)	(255)	(2,211)	(809)	(44)	—	(9,990)
Recoveries	2,404	30	2,465	52	24	—	4,975
Provision	(3,109)	(1,110)	(5,527)	(960)	43	12,451	1,788
Ending balance	$9,901	728	4,545	480	38	12,451	28,143
Individually evaluated for impairment	$525	—	3,076	—	—	—	3,601
Collectively evaluated for impairment	$9,376	728	1,469	480	38	12,451	24,542

Loans:
Individually evaluated for impairment	$2,398	—	20,914	55	—		23,367
Collectively evaluated for impairment	406,125	38,696	36,021	70,682	920		552,444
Ending balance	$408,523	38,696	56,935	70,737	920		575,811

	December 31, 2011
	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Reserve for possible loan losses:
Beginning balance	$21,406	2,029	11,966	1,871	29	37,301
Charge-offs	(21,958)	(1,686)	(8,557)	(1,078)	(42)	(33,321)
Recoveries	836	123	2,551	79	11	3,600
Provision	16,993	1,597	3,858	1,325	17	23,790
Ending balance	$17,277	2,063	9,818	2,197	15	31,370
Individually evaluated for impairment	$4,084	1,072	2,179	91	—	7,426
Collectively evaluated for impairment	$13,193	991	7,639	2,106	15	23,944

Loans:
Individually evaluated for impairment	$72,347	16,062	17,176	2,805	3	108,393
Collectively evaluated for impairment	439,747	53,927	53,987	64,053	424	612,138
Ending balance	$512,094	69,989	71,163	66,858	427	720,531

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Following is a summary of past-due loans by accrual status, by type, and by number of days delinquent at December 31, 2012 and 2011:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total loans	Recorded investment > 90 days past due and accruing
2012 Accrual
Commercial:
Real estate	$—	—	—	—	406,125	406,125	—
Other	—	—	—	—	38,696	38,696	—
Real estate:
Construction	—	—	—	—	36,021	36,021	—
Residential	—	—	—	—	70,682	70,682	—
Consumer	—	—	—	—	920	920	—
Total accrual	—	—	—	—	552,444	552,444	—

2012 Nonaccrual
Commercial:
Real estate	—	1,313	1,085	2,398	—	2,398	—
Other	—	—	—	—	—	—	—
Real estate:
Construction	—	—	20,914	20,914	—	20,914	—
Residential	—	—	—	—	55	55	—
Consumer	—	—	—	—	—	—	—
Total nonaccrual	—	1,313	21,999	23,312	55	23,367	—

2012 Total
Commercial:
Real estate	—	1,313	1,085	2,398	406,125	408,523	—
Other	—	—	—	—	38,696	38,696	—
Real estate:
Construction	—	—	20,914	20,914	36,021	56,935	—
Residential	—	—	—	—	70,737	70,737	—
Consumer	—	—	—	—	920	920	—
Total	$—	1,313	21,999	23,312	552,499	575,811	—

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total loans	Recorded investment > 90 days past due and accruing
2011 Accrual
Commercial:
Real estate	$4,708	1,846	—	6,554	437,509	444,063	—
Other	—	4	—	4	68,432	68,436	—
Real estate:
Construction	—	—	61	61	54,833	54,894	61
Residential	—	—	100	100	63,982	64,082	100
Consumer	—	—	—	—	424	424	—
Total accrual	4,708	1,850	161	6,719	625,180	631,899	161

2011 Nonaccrual
Commercial:
Real estate	2,010	2,449	32,542	37,001	31,030	68,031	—
Other	—	—	117	117	1,436	1,553	—
Real estate:
Construction	—	—	15,801	15,801	468	16,269	—
Residential	—	—	973	973	1,803	2,776	—
Consumer	—	—	3	3	—	3	—
Total nonaccrual	2,010	2,449	49,436	53,895	34,737	88,632	—

2011 Total
Commercial:
Real estate	6,718	4,295	32,542	43,555	468,539	512,094	—
Other	—	4	117	121	69,868	69,989	—
Real estate:
Construction	—	—	15,862	15,862	55,301	71,163	61
Residential	—	—	1,073	1,073	65,785	66,858	100
Consumer	—	—	3	3	424	427	—
Total	$6,718	4,299	49,597	60,614	659,917	720,531	161

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Following is a summary of impaired loans by type at December 31, 2012 and 2011:

	Recorded investment with no reserve	Recorded investment with reserve	Total recorded investment	Unpaid principal balance	Related reserve
2012
Commercial:
Real estate	$—	2,398	2,398	2,475	525
Other	—	—	—	—	—
Real estate:
Construction	—	20,914	20,914	22,448	3,076
Residential	55	—	55	57	—
Consumer	—	—	—	—	—
Total	$55	23,312	23,367	24,980	3,601

2011
Commercial:
Real estate	$40,329	32,018	72,347	89,977	4,084
Other	1,787	14,275	16,062	16,723	1,072
Real estate:
Construction	723	16,453	17,176	35,077	2,179
Residential	2,466	339	2,805	3,614	91
Consumer	—	3	3	3	—
Total	$45,305	63,088	108,393	145,394	7,426

Following is a summary of impaired loans by type for the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012		Year ended December 31, 2011
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Real estate	$20,062	49	101,600	833
Other	1,590	2	14,084	547
Real estate:
Construction	25,912	6	24,934	130
Residential	1,757	—	3,839	1
Consumer	2	—	3	—
Total	$49,323	57	144,460	1,511

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Following is a summary of loans segregated based on credit quality indicators at December 31, 2012 and 2011:

2012 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$393,751	35,979	35,852	67,808	920	534,310
Special mention	9,949	2,717	169	2,766	—	15,601
Substandard	4,823	—	20,914	163	—	25,900
Doubtful	—	—	—	—	—	—
Total	$408,523	38,696	56,935	70,737	920	575,811

2011 Grade	Commercial real estate	Commercial other	Real estate construction	Residential real estate	Consumer	Total
Pass	$398,900	50,900	32,808	61,182	422	544,212
Special mention	31,910	3,008	21,179	2,600	2	58,699
Substandard	81,284	16,081	17,176	3,007	3	117,551
Doubtful	—	—	—	69	—	69
Total	$512,094	69,989	71,163	66,858	427	720,531

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the years ended December 31, 2012, 2011, and 2010 (in thousands of dollars, except number of loans):

	Years ended December 31,
2012	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Real estate	5	$3,568	3,568
Other	—	—	—
Real estate:
Construction	—	—	—
Residential	2	773	773
Consumer	—	—	—
	7	$4,341	4,341

2011
Commercial:
Real estate	5	$10,484	9,124
Other	—	—	—
Real estate:
Construction	1	116	116
Residential	1	22	22
Consumer	—	—	—
	7	$10,622	9,262

2010
Commercial:
Real estate	21	$45,688	45,688
Other	8	9,490	9,490
Real estate:
Construction	5	3,713	3,713
Residential	—	—	—
Consumer	—	—	—
	34	$58,891	58,891

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

The following table shows the recorded investment in TDR loans by segment that have been modified within the previous twelve months and have subsequently had a payment default during the years ended December 31, 2012, 2011, and 2010 (in thousands of dollars, except number of loans):

Years ended December 31,
2012	Number of loans	Recorded investment
Commercial:
Real estate	—	$—
Other	—	—
Real estate:
Construction	—	—
Residential	—	—
Consumer	—	—
	—	$—

2011
Commercial:
Real estate	—	$—
Other	—	—
Real estate:
Construction	—	—
Residential	—	—
Consumer	—	—
	—	$—

2010
Commercial:
Real estate	11	$18,982
Other	4	9,343
Real estate:
Construction	1	560
Residential	—	—
Consumer	—	—
	16	$28,885

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31, 2012 and 2011 is as follows:

	2012	2011
Land	$8,492	7,978
Buildings and improvements	32,142	29,949
Furniture, fixtures, and equipment	9,319	9,219
	49,953	47,146
Less accumulated depreciation	14,659	13,116
	$35,294	34,030

Amounts charged to noninterest expense for depreciation aggregated $1,577, $1,833, and $2,078 for the years ended December 31, 2012, 2011, and 2010, respectively.
Reliance Bank leases certain premises under noncancelable operating lease agreements that expire at various dates through 2026, with various options to extend the leases. Minimum rental commitments for payments under all noncancelable operating lease agreements at December 31, 2012, for each of the next five years, and in the aggregate, are as follows:

Minimum lease payments
Year ending December 31:
2013	$540
2014	436
2015	445
2016	470
2017	470
Thereafter	3,653
Total minimum payments required	$6,014

Total rent paid by the Company in 2012, 2011, and 2010 was $547, $595, and $711, respectively.
Reliance Bank leases out a portion of certain of its banking facilities to unaffiliated companies under noncancelable leases that expire at various dates through 2016. Minimum rental income under these noncancelable leases at December 31, 2012, for each of the next four years, and in the aggregate, is as follows:

Minimum rental income
Year ending December 31:
2013	$171
2014	153
2015	65
2016	5
Total minimum payments required	$394

Total rental income recorded by Reliance Bank in 2012, 2011, and 2010 totaled $211, $243, and $262, respectively.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

NOTE 6 — DEPOSITS
A summary of interest-bearing deposits at December 31, 2012 and 2011 is as follows:

	2012	2011
Interest-bearing transaction accounts	$250,969	201,977
Savings	177,103	234,991
Time deposits:
Less than $100,000	168,010	226,909
$100,000 and over	156,838	156,244
	$752,920	820,121

Deposits of executive officers, directors, and their related interests at December 31, 2012 and 2011 totaled $9,209 and $12,590, respectively.
Interest expense on deposits for the years ended December 31, 2012, 2011, and 2010 is summarized as follows:

	2012	2011	2010
Interest-bearing transaction accounts	$999	1,438	1,971
Savings	877	1,961	3,649
Time deposits:
Less than $100,000	2,900	5,326	8,739
$100,000 and over	2,108	3,045	5,387
	$6,884	11,770	19,746

Following are the maturities of time deposits for each of the next five years, and in the aggregate at December 31, 2012:

Year ending December 31:
2013	$193,073
2014	71,945
2015	31,288
2016	16,052
2017	12,280
Thereafter	210
$324,848

NOTE 7 — INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Current:
Federal income taxes	$—	—	—
State income taxes	—	—	—
Deferred income taxes	563	(8,664)	(14,765)
Valuation reserve	(563)	17,280	26,077
	$—	8,616	11,312

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

A reconciliation of expected income tax expense (benefit) computed by applying the federal statutory rate of 34% to loss before applicable income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Expected statutory federal income tax expense (benefit)	$465	(8,630)	(12,653)
State income taxes, net of federal benefit	—	—	—
Tax-exempt interest and dividend income	(195)	(220)	(354)
Incentive stock options	—	9	49
Other, net	293	177	(1,807)
Valuation reserve	(563)	17,280	26,077
	$—	8,616	11,312

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Amortization of start-up costs for tax reporting purposes	$28	32
Reserve for possible loan losses	11,243	12,994
Operating loss carryforwards	24,218	21,283
Tax credit carryforwards	684	522
Stock option expense	298	298
Other real estate owned	6,312	7,031
Nonaccrual loan interest	402	2,131
Investment write-down	354	354
Other, net	—	70
Total deferred tax assets	43,539	44,715

Deferred tax liabilities:
Bank premises and equipment	(672)	(1,317)
Purchase adjustments	(33)	(41)
Unrealized net holding gains on available-for-sale securities	(260)	(739)
Other net deferred tax liabilities	(40)	—
Total deferred tax liabilities	(1,005)	(2,097)
Net deferred tax assets	42,534	42,618
Valuation reserve	(42,794)	(43,357)
Net deferred tax liabilities after valuation reserve	$(260)	(739)

The Company is required to provide a valuation reserve on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. At December 31, 2012, the Company has deferred tax assets of $22,788 for net operating loss carryforwards for federal tax reporting purposes totaling $67,984 which will expire beginning in 2029, if unused. The Company also has deferred tax assets for operating loss carryforwards for Florida state income tax reporting purposes totaling $1,430 for losses incurred by Reliance Bank, FSB. Such operating losses totaled $25,994 at December 31, 2012, and will begin to expire, if unused, by 2023. Given the Company's cumulative losses that had occurred through 2011, the Company has established a valuation reserve of $42,794 for its deferred tax assets, with $26,077 recorded in 2010, $17,280 recorded in 2011, and $563

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

relieved in 2012. This valuation reserve will be reversed when the Company demonstrates a consistent earnings trend and begins using the net operating loss for tax reporting purposes.

NOTE 8 — SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings at December 31, 2012 and 2011:

(Amounts in thousands)	2012	2011
Securities sold under repurchase agreements	$3,885	16,913
Short-term notes payable	350	330
	$4,235	17,243

The Banks also purchase funds from the Federal Home Loan Banks of Des Moines and Atlanta and other financial institutions on a overnight basis, when needed for liquidity. At December 31, 2012, Reliance Bank also maintained a line of credit with availability, subject to a collateral and credit review, in the amount of $21,777 with the Federal Reserve Bank of St. Louis.
At December 31, 2012, the Company held eight short-term unsecured notes payable for $350, executed with seven directors of either Reliance Bancshares, Inc. or Reliance Bank, and one former director of Reliance Bank, which bear interest at 7.00%. The notes mature March 31, 2013.
The average balances, maximum month-end amounts outstanding, average rates paid during the year, and average rates at year-end for funds purchased and securities sold under repurchase agreements and total short-term borrowings as of and for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Funds purchased and securities sold under repurchase agreements:
Average balance	$8,889	15,859	19,674
Maximum amount outstanding at any month-end	$18,466	26,750	37,550
Average rate paid during the year	0.60%	0.67%	0.61%
Average rate at end of year	0.32%	0.68%	0.62%

	2012	2011	2010
Total short-term borrowings:
Average balance	$9,247	16,078	19,701
Maximum amount outstanding at any month-end	$18,816	26,750	37,550
Average rate paid during the year	0.85%	0.70%	0.61%
Average rate at end of year	0.87%	0.80%	0.62%

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

NOTE 9 — LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
At December 31, 2012, the Banks had fixed-rate advances outstanding with the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Atlanta, maturing as follows:

	Amount	Weighted average rate
Due in 2013	$5,000	2.50%
Due in 2014	—	—%
Due in 2015	—	—%
Due in 2016	10,000	4.19%
Due in 2017	10,000	3.92%
Thereafter	42,000	3.41%
	$67,000	3.53%

At December 31, 2012, Reliance Bank maintained a line of credit in the amount of $130,138 with the Federal Home Loan Bank of Des Moines and had availability under that line of $57,697. Federal Home Loan Bank of Des Moines advances are secured under a blanket agreement which assigns all Federal Home Loan Bank of Des Moines stock, and one- to four-family and multi-family mortgage and commercial real estate loans totaling $276,295 at December 31, 2012. Additionally, at December 31, 2012, Reliance Bank, FSB maintained a line of credit in the amount of $5,940 (of which $3,717 was available) with the Federal Home Loan Bank of Atlanta, secured by one- to four-family residential loans totaling $8,271.
NOTE 10 — EMPLOYEE BENEFITS
The Company sponsors a contributory 401(k) savings plan to provide retirement benefits to eligible employees. Contributions made by the Company in 2012, 2011, and 2010 totaled $179, $207, and $86, respectively.
NOTE 11 — CAPITAL STOCK
The composition of the stockholders' equity at December 31, 2012 and 2011 is as follows:

	December 31,	December 31,
(Amounts in thousands)	2012	2011
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized:
Series A, 40,000 shares issued and outstanding	40,000	40,000
Series B, 2,000 shares issued and outstanding	2,000	2,000
Series C, 555 shares issued and outstanding	555	555
Common stock, $0.25 par value; 250,000,000 shares authorized, 22,855,044 and 22,642,491 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	5,714	5,661
Surplus	$120,045	122,315
Accumulated deficit	(100,955)	(102,323)
Accumulated other comprehensive income — net unrealized holding gains on available-for-sale debt securities	503	1,434
Total stockholders’ equity	$67,862	69,642

The Company has accrued $2,389 in preferred dividends since December 31, 2011, attributing to a significant portion of the $2,270 (1.86%) decrease in Surplus and $1,780 (2.56%) decrease in total stockholders' equity since December 31, 2011.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Other Activity in Stockholders' Equity
Following is a summary of other activity in the consolidated statements of stockholders’ equity for the years ended December 31, 2012, 2011, and 2010:

	Common stock	Surplus	Total stockholders' equity
2012
Sale of 90,886 shares of common stock in connection with employee stock purchase plan	$23	42	65
Issuance of 121,667 common shares of restricted stock to officers	30	(30)	—
Accrual of dividends on preferred stock	—	(2,389)	(2,389)
Amortization of restricted stock	—	107	107
	$53	(2,270)	(2,217)

	Common stock	Surplus	Treasury stock	Total stockholders' equity
2011
Sale of 87,353 shares of common stock in connection with employee stock purchase plan (1,666 shares from treasury)	$22	42	4	68
Issuance of 75,000 common shares of restricted stock to officers	19	(19)	—	—
Accrual of dividends on preferred stock	—	(2,263)	—	(2,263)
Compensation cost recognized for stock options granted	—	20	—	20
Amortization of restricted stock	—	165	—	165
Forfeiture of 1,666 shares of restricted stock	—	4	(4)	—
	$41	(2,051)	—	(2,010)

	Preferred Stock	Common Stock	Surplus	Total stockholders' equity
2010
Issuance of 255 shares of Series C preferred stock	$255	—	—	255
Issuance of 1,400,517 shares of common stock	—	350	3,852	4,202
Sale of 69,196 common shares of stock in connection with employee stock purchase plan	—	17	119	136
Issuance of 40,000 common shares of restricted stock to officers	—	10	(10)	—
Dividends on preferred stock	—	—	(2,208)	(2,208)
Stock issuance costs	—	—	(28)	(28)
Compensation cost recognized for stock options granted	—	—	215	215
Amortization of restricted stock	—	—	91	91
	$255	377	2,031	2,663

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

The Company has authorized 250,000,000 shares of common stock with a par value of $0.25 per share. At December 31, 2012, 22,855,044 shares were issued and outstanding, with 2,152,900 shares reserved for issuance under the Company’s stock option programs. Holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a shareholder vote. Holders of the Company’s common stock are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. In the event of liquidation of the Company, the holders of the Company’s common stock are entitled to share ratably in the remaining assets after payment of all liabilities and preferred shareholders as described below.
The Company has authorized 2,000,000 shares of no par preferred stock, with 42,555 shares issued and outstanding at December 31, 2012. Preferred stock may be issued by the Company’s Board of Directors from time to time, in series, at which time the terms of such series (par value per share, dividend rates and dates, cumulative or noncumulative, liquidation preferences, etc.) shall be fixed by the Board of Directors. On February 13, 2009, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series A for a total of $40,000, and 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, no par value, Series B for no additional funds, to the United States Department of the Treasury under its Troubled Assets Relief Program Capital Purchase Program authorized by the Emergency Economic Stabilization Act of 2008.
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
Beginning in January 18, 2011, the Company’s Board of Directors has authorized the deferral of the Company’s dividend payments on its preferred stock, which deferred payments totaled $4,652 as of December 31, 2012.
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
At December 31, 2012, 1,575,484 shares of Company stock were available for future grants under the various plans.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Following is a summary of the Company’s stock option activity for the years ended December 31, 2012 and 2011:

	Weighted average option price per share	Number of shares	Remaining contractual term (years)	Aggregate intrinsic value

Balance at December 31, 2010	$7.98	1,969,916
Forfeited	7.22	(1,298,400)
Balance at December 31, 2011	9.45	671,516	3.11	—
Exercisable, end of year	9.47	665,266	3.07	—

Balance at December 31, 2011	$9.45	671,516
Forfeited	9.34	(94,100)
Balance at December 31, 2012	9.47	577,416	2.06	—
Exercisable, end of year	9.47	577,416	2.06	—

A summary of the activity of nonvested options for the years ended December 31, 2012 and 2011 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2010	77,139	$0.61
Granted	—	—
Vested	(50,222)	0.94
Forfeited	(20,667)	—
Nonvested at December 31, 2011	6,250	—
Granted	—	—
Vested	(6,250)	—
Forfeited	—	—
Nonvested at December 31, 2012	—	—

The total fair value of shares (based on the fair value of the options at their respective grant dates) subject to options that vested during the years ended December 31, 2012 and 2011 was $0 and $47, respectively.
As of December 31, 2012, there was no remaining unrecognized compensation expense related to nonvested stock options granted. During the years ended December 31, 2012, 2011, and 2010, the Company recognized stock option expense of $0, $20, and $215 respectively.
During 2012, 2011, and 2010 the Company awarded 121,667, 75,000, and 40,000 shares, respectively, of the Company’s common stock on a restricted basis to certain officers which will vest over varying periods up to three years. The awarded shares are being amortized over the estimated vesting periods.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

A summary of the activity of the Company’s restricted stock for the years ended December 31, 2012 and 2011 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2010	191,366	$1.28
Granted	77,750	1.55
Vested	(23,667)	3.27
Forfeited	(32,816)	0.12
Outstanding at December 31, 2011	212,633	1.34
Granted	97,750	0.88
Vested	(10,000)	2.15
Forfeited	(30,733)	0.93
Outstanding at December 31, 2012	269,650	1.19

The Company amortizes the expense related to restricted stock as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted to senior executive officers will vest in two or three years after the grant date, and when all funds received under the Troubled Assets Relief Program Capital Purchase Program have been paid in full. Expense for restricted stock of $107, $165, and $91 was recorded for the years ended December 31, 2012, 2011, and 2010 respectively. As of December 31, 2012, the total unrecognized compensation expense related to restricted stock awards was $77, and the related weighted average period over which it was expected to be recognized was approximately 22 months.
NOTE 12 — PARENT COMPANY FINANCIAL INFORMATION
Subsidiary bank dividends are the principal source of funds for the payment of dividends by the Company to its stockholders and for debt servicing. The Banks are subject to regulation by regulatory authorities that require the maintenance of minimum capital requirements. The Banks are also operating under regulatory agreements which restrict the payment of dividends without prior written consent from their regulators. As of December 31, 2012, there are no regulatory restrictions other than the maintenance of minimum capital standards (as discussed in note 16), as to the amount of dividends the Banks may pay.
Following are condensed balance sheets as of December 31, 2012 and 2011 and the related condensed schedules of operations and cash flows for each of the years in the three-year period ended December 31, 2012 of the Company (parent company only):

	2012	2011
Condensed Balance Sheets
Assets:
Cash	$16	51
Investment in subsidiary banks	73,212	71,907
Premises and equipment	35	40
Other assets	428	300
Total assets	$73,691	72,298

Liabilities:
Dividends payable	$4,652	2,263
Other liabilities	1,177	393
Total liabilities	5,829	2,656
Total stockholders' equity	67,862	69,642
Total liabilities and stockholders' equity	$73,691	72,298

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

	2012	2011	2010
Condensed Schedules of Operations
Revenue:
Interest on interest-earning deposits in subsidiary banks	$—	3	63
Total revenues	—	3	63

Expenses:
Directors fees	100	380	68
Salaries and employee benefits	175	366	854
Professional fees	331	200	209
Interest expense	24	5	—
Other real estate expense	1	4	606
Other expenses	130	162	218
Total expenses	761	1,117	1,955
Loss before income tax and equity in undistributed loss of subsidiary banks	(761)	(1,114)	(1,892)
Income tax expense	—	288	205
	(761)	(1,402)	(2,097)
Equity in undistributed income (loss) of subsidiary banks	2,129	(32,596)	(46,432)
Net income (loss)	$1,368	(33,998)	(48,529)

	2012	2011	2010
Condensed Schedules of Cash Flows
Cash flows from operating activities:
Net income (loss)	$1,368	(33,998)	(48,529)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Undistributed (income) loss of subsidiary banks	(2,129)	32,596	46,432
Write-down of other real estate owned	—	—	606
Depreciation	5	5	5
Stock option compensation cost	—	—	71
Other, net	636	184	1,118
Net cash used in operating activities	(120)	(1,213)	(297)
Cash flows used in investing activities - capital injections into subsidiary banks	—	(500)	(8,000)
Cash flows from financing activities:
Increase in notes payable	20	330	—
Proceeds from sale of treasury stock	—	4	—
Sale of common stock	65	64	4,338
Sale of preferred stock	—	—	255
Preferred stock dividends	—	—	(2,208)
Payment of stock issuance costs	—	—	(28)
Net cash provided by financing activities	85	398	2,357
Net decrease in cash	(35)	(1,315)	(5,940)
Cash at beginning of year	51	1,366	7,306
Cash at end of year	$16	51	1,366

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

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
The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for financial instruments included on the balance sheets. Following is a summary of the Banks’ off-balance sheet financial instruments at December 31, 2012 and 2011:

	2012	2011
Financial instruments for which contractual amounts represent:
Commitments to extend credit	$61,640	49,815
Standby letters of credit	10,885	10,598
	$72,525	60,413

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 2012, $18,896 was made at fixed rates of interest. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but is generally residential or income-producing commercial property or equipment on which the Banks generally have a superior lien.
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
NOTE 15 — FAIR VALUE MEASUREMENTS
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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or value assigned to such assets or liabilities.

The following table summarizes financial instruments measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
December 31, 2012
Assets:
Available-for-sale securities:
Obligations of U.S. government agencies and corporations	$—	24,431	—	24,431
Obligations of state and political subdivisions	—	22,613	—	22,613
Trust preferred securities	—	—	694	694
U.S. agency asset-backed securities	—	24,368	—	24,368
U.S. agency residential mortgage-backed securities	—	237,651	—	237,651
Total available for sale securities	—	309,063	694	309,757

Loans held for sale	2,513	—	—	2,513
Total recurring fair value measurements	$2,513	309,063	694	312,270

December 31, 2011
Assets:
Available-for-sale securities:
Obligations of U.S. government agencies and corporations	$—	46,158	—	46,158
Obligations of state and political subdivisions	—	15,293	—	15,293
Trust preferred securities	—	—	786	786
U.S. agency residential mortgage-backed securities	—	159,970	—	159,970
Total available for sale securities	—	221,421	786	222,207

Loans held for sale	1,505	—	—	1,505
Total recurring fair value measurements	$1,505	221,421	786	223,712

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
Trust preferred securities are valued using Level 3 valuation inputs as described in note 3 because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the credit quality of the specific issuer institutions for the trust preferred securities. The trust preferred securities are the only assets measured on a recurring basis using Level 3 inputs.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Loans Held for Sale — Loans held for sale, which consist generally of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or fair value. The fair value of the Banks' residential mortgage loans held for sale is based on the actual commitments to purchase such loans at the balance sheet date.
For the years ended December 31, 2012 and 2011, the changes in assets, consisting solely of trust preferred securities, measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were as follows:

	2012	2011	2010
Balance, at fair value on December 31	$786	511	1,238
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains (losses) for the period:
Net unrealized gain (loss) arising through December 31	(22)	316	(134)
Impairment write-downs recognized through December 31	—	(36)	(578)
Purchases, issues, sales, and settlements:
Accreted discount	—	—	1
Payments in kind	—	—	20
Principal payments received through December 31	(70)	(5)	(36)
Balance, at fair value on December 31	$694	786	511

The following table summarizes financial instruments measured at fair value on a nonrecurring basis as of December 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
December 31, 2012
Assets:
Impaired loans	$—	—	19,766	19,766
Other real estate owned	—	—	34,819	34,819
Total nonrecurring fair value measurements	$—	—	54,585	54,585

December 31, 2011
Assets:
Impaired loans	$—	—	100,967	100,967
Other real estate owned	—	—	34,565	34,565
Total nonrecurring fair value measurements	$—	—	135,532	135,532

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

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair value	Valuation technique	Significant unobservable inputs	Range (Weighted average)
Trust preferred securities	$694	Discounted cash flows	Prepayment rate	0.0%-1.0% (0.5%)
Impaired loans	19,766	Appraisal value	N/A	N/A
Other real estate owned	34,819	Appraisal value	N/A	N/A

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

Following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2012 and December 31, 2011:

		Fair value measurements using
	Carrying amount	Level 1	Level 2	Level 3	Total fair value
December 31, 2012
Financial assets:
Cash and due from banks	$32,718	32,718	—	—	32,718
Investments in debt securities	309,757	—	309,063	694	309,757
Loans, net	547,826	—	—	543,153	543,153
Loans held for sale	2,513	2,513	—	—	2,513
Accrued interest receivable	2,643	2,643	—	—	2,643
	$895,457	37,874	309,063	543,847	890,784
Financial liabilities:
Deposits	$824,464	499,616	—	328,008	827,624
Short-term borrowings	4,235	4,235	—	—	4,235
Long-term Federal Home Loan Bank borrowings	67,000	—	—	75,823	75,823
Accrued interest payable	505	505	—	—	505
	$896,204	504,356	—	403,831	908,187

December 31, 2011
Financial assets:
Cash and due from banks	$53,530	53,530	—	—	53,530
Investments in debt securities	222,207	—	221,421	786	222,207
Loans, net	689,206	—	—	692,936	692,936
Loans held for sale	1,505	1,505	—	—	1,505
Accrued interest receivable	3,128	3,128	—	—	3,128
	$969,576	58,163	221,421	693,722	973,306
Financial liabilities:
Deposits	$886,886	503,733	—	384,875	888,608
Short-term borrowings	17,243	17,243	—	—	17,243
Long-term Federal Home Loan Bank borrowings	67,000	—	—	71,407	71,407
Accrued interest payable	673	673	—	—	673
	$971,802	521,649	—	456,282	977,931

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
Trust preferred securities are valued using Level 3 valuation inputs as described in note 3 because significant adjustments are required to determine fair value at the measurement date, particularly regarding estimated default probabilities based on the

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

credit quality of the specific issuer institutions for the trust preferred securities. The trust preferred securities are the only assets measured on a recurring basis using Level 3 inputs.
Loans — The fair value of loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities. The Banks' current loan rates are comparable with rates offered by other financial institutions. The reserve for possible loan losses is considered to be a reasonable estimate of discount for credit quality concerns.
Loans Held for Sale — Loans held for sale, which consist generally of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or fair value. The fair value of the Banks' residential mortgage loans held for sale is based on the actual commitments to purchase such loans at the balance sheet date.
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
NOTE 16 — REGULATORY MATTERS
The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company's and Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Banks are also required to maintain additional capital as described below under agreements with the banking regulators. Company management believes that, as of December 31, 2012, the Company and Banks meet all capital adequacy requirements to which they are subject, with the exception of the increased capital levels required by the regulatory agreements.
As of December 31, 2012, the most recent notification from the applicable regulatory authorities categorized the Banks as adequately capitalized banks under the regulatory framework for prompt corrective action. To be categorized as a well-capitalized bank, the Banks must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. With the termination of the regulatory agreements under which the Banks were operating, the Banks have returned to a well-capitalized status.

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

The actual capital amounts and ratios for the Company, Reliance Bank, and Reliance Bank, FSB at December 31, 2012, 2011, and 2010 are presented in the following table:

	Actual		For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total capital (to risk-weighted assets):
Consolidated	$75,649	10.88%	$55,636	≥8.0%	N/A	N/A
Reliance Bank	$76,968	11.52%	$53,436	≥8.0%	$66,795	≥10.0%
Reliance Bank, FSB	$4,593	16.32%	$2,252	≥8.0%	$2,815	≥10.0%

Tier 1 capital (to risk-weighted assets):
Consolidated	$66,715	9.59%	$27,818	≥4.0%	N/A	N/A
Reliance Bank	$68,414	10.24%	$26,718	≥4.0%	$40,077	≥6.0%
Reliance Bank, FSB	$4,205	14.94%	$1,126	≥4.0%	$1,689	≥6.0%

Tier 1 capital (to average assets):
Consolidated	$66,715	6.79%	$39,285	≥4.0%	N/A	N/A
Reliance Bank	$68,414	7.38%	$37,061	≥4.0%	$46,327	≥5.0%
Reliance Bank, FSB	$4,205	7.10%	$2,370	≥4.0%	$2,963	≥5.0%

	Actual		For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$78,089	9.50%	$65,787	≥8.0%	N/A	N/A
Reliance Bank	$77,452	9.86%	$62,865	≥8.0%	$78,581	≥10.0%
Reliance Bank, FSB	$3,453	9.52%	$2,903	≥8.0%	$3,628	≥10.0%

Tier 1 capital (to risk-weighted assets):
Consolidated	$67,548	8.21%	$32,893	≥4.0%	N/A	N/A
Reliance Bank	$67,403	8.58%	$31,432	≥4.0%	$47,149	≥6.0%
Reliance Bank, FSB	$2,963	8.17%	$1,451	≥4.0%	$2,177	≥6.0%

Tier 1 capital (to average assets):
Consolidated	$67,548	6.13%	$44,100	≥4.0%	N/A	N/A
Reliance Bank	$67,403	6.54%	$41,215	≥4.0%	$51,519	≥5.0%
Reliance Bank, FSB	$2,963	4.10%	$2,888	≥4.0%	$3,610	≥5.0%

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

	Actual		For capital adequacy purposes		To be a well-capitalized bank under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$108,209	10.05%	$86,168	≥8.0%	N/A	N/A
Reliance Bank	$102,606	10.03%	$81,824	≥8.0%	$102,280	≥10.0%
Reliance Bank, FSB	$4,033	7.53%	$4,287	≥8.0%	$5,359	≥10.0%

Tier 1 capital (to risk-weighted assets):
Consolidated	$93,896	8.72%	$43,084	≥4.0%	N/A	N/A
Reliance Bank	$89,574	8.76%	$40,912	≥4.0%	$61,368	≥6.0%
Reliance Bank, FSB	$3,330	6.21%	$2,144	≥4.0%	$3,215	≥6.0%

Tier 1 capital (to average assets):
Consolidated	$93,896	7.14%	$52,589	≥4.0%	N/A	N/A
Reliance Bank	$89,574	7.29%	$49,161	≥4.0%	$61,451	≥5.0%
Reliance Bank, FSB	$3,330	4.01%	$3,324	≥4.0%	$4,155	≥5.0%

The Company has successfully completed a capital plan on March 29, 2013 to address the need to raise capital in order to comply with the regulatory agreements noted below. The offering raised $30,950,000, which was used to provide the required capital for the Banks and for general working capital purposes of the Company.
As previously disclosed, Reliance Bank was a party to a Consent Order (the “Consent Order”) with the FDIC, which was discussed in detail in the Company's 2011 Annual Report on Form 10-K filed with the SEC on March 30, 2012, as amended by Amendment No. 1 filed with the SEC on April 27, 2012. Among other things, the Consent order required Reliance Bank to take certain actions and comply with certain financial covenants relating to improving its capital position. Throughout the past two fiscal years, Reliance Bank has taken steps to comply with the Consent Order, and based on the resulting improved capital position of Reliance Bank and the success of the capital raise discussed above, the FDIC terminated the Consent Order on March 12, 2013.
On June 8, 2011, the OTS issued a Cease and Desist Order (the “OTS Order”) to Reliance Bank, FSB, which was discussed in detail in the Company's 2011 Annual Report on Form 10-K filed with the SEC on March 30, 2012, as amended by Amendment No. 1 filed with the SEC on April 27, 2012. During July 2011, responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency ("OCC"), and the OTS no longer exists. As such, the Company's obligations under the OTS Order transferred to the OCC. As with the Consent Order discussed above, the OTS Order required Reliance Bank, FSB to take certain actions and maintain certain financial covenants relating to improving its capital position, which Reliance Bank, FSB took steps to achieve during the past two fiscal years. Previously, the Company filed an application with the applicable federal regulatory authorities to merge Reliance Bank, FSB into Reliance Bank under the Missouri banking charter. This merger application was approved and became effective on March 29, 2013. As such, Reliance Bank, FSB was merged into Reliance Bank and no longer exists.
On July 14, 2011, the Company entered into an agreement (the "Fed Agreement") with the Federal Reserve Bank of St. Louis (the "Federal Reserve"). The Fed Agreement requires the Company to (a) take steps to ensure that the Bank complies with Reliance Bank's Consent Order noted above; (b) not, without the prior written approval of the Federal Reserve, (i) declare or pay any dividends, (ii) receive dividends or any other form of payment from Reliance Bank representing a reduction in capital, (iii) incur, increase, or guarantee any debt, or (iv) purchase or redeem any shares of its stock; (c) submit to the Federal Reserve an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis; (d) within 30 days after the end of any quarter in which the Company's capital ratios fall below the approved capital plan's minimum ratios, provide the Federal Reserve with a written notice and plan detailing the Company's planned steps to increase its capital ratios; (e) submit to

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

the Federal Reserve a written statement of planned sources and uses of cash; (f) comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers; (g) comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and (h) submit quarterly progress reports to the Federal Reserve.
With the completion of the capital plan discussed above, the necessary actions have been taken toward complying with the provisions of the Fed Agreement.
NOTE 17 — QUARTERLY FINANCIAL INFORMATION (unaudited)
Following is a summary of quarterly financial information for the years ended December 31, 2012, 2011, and 2010:

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2012:
Total interest income	$9,619	9,645	9,145	8,493	36,902
Total interest expense	2,600	2,380	2,253	2,136	9,369
Net interest income	7,019	7,265	6,892	6,357	27,533
Provision for possible loan losses	2,598	1,280	10	(2,100)	1,788
Noninterest income	3,165	811	1,246	1,005	6,227
Noninterest expense	6,867	8,339	7,854	7,544	30,604
Loss before applicable income taxes	719	(1,543)	274	1,918	1,368
Applicable income taxes	—	—	—	—	—
Net income (loss)	719	(1,543)	274	1,918	1,368

Preferred stock dividends	(584)	(595)	(601)	(609)	(2,389)
Net loss attributable to common shareholders	$135	(2,138)	(327)	1,309	(1,021)
Weighted average shares outstanding:
Basic	22,714,304	22,756,718	22,788,700	22,804,545	22,766,234
Diluted	22,714,304	22,756,718	22,788,700	22,804,545	22,766,234

Earnings (loss) per share:
Basic	$0.01	(0.09)	(0.01)	0.06	(0.04)
Diluted	$0.01	(0.09)	(0.01)	0.06	(0.04)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2011:
Total interest income	$13,797	12,755	11,697	10,912	49,161
Total interest expense	4,462	4,253	3,535	3,036	15,286
Net interest income	9,335	8,502	8,162	7,876	33,875
Provision for possible loan losses	5,100	6,816	5,144	6,730	23,790
Noninterest income	719	1,037	869	2,971	5,596
Noninterest expense	10,146	10,908	8,095	11,914	41,063
Loss before applicable income taxes	(5,192)	(8,185)	(4,208)	(7,797)	(25,382)
Applicable income taxes	—	—	—	8,616	8,616
Net loss	(5,192)	(8,185)	(4,208)	(16,413)	(33,998)

Preferred stock dividends	(554)	(555)	(581)	(573)	(2,263)
Net loss attributable to common shareholders	$(5,746)	(8,740)	(4,789)	(16,986)	(36,261)
Weighted average shares outstanding:
Basic	22,556,804	22,580,672	22,597,772	22,619,024	22,588,755
Diluted	22,556,804	22,580,672	22,597,772	22,619,024	22,588,755

Earnings per share:
Basic	$(0.25)	(0.39)	(0.21)	(0.75)	(1.61)
Diluted	$(0.25)	(0.39)	(0.21)	(0.75)	(1.61)

RELIANCE BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except shares and per share data)

	First	Second	Third	Fourth	For the
	quarter	quarter	quarter	quarter	year
2010:
Total interest income	$17,608	16,657	15,687	14,194	64,146
Total interest expense	6,790	6,446	5,500	4,901	23,637
Net interest income	10,818	10,211	10,187	9,293	40,509
Provision for possible loan losses	7,692	9,628	17,203	6,969	41,492
Noninterest income	655	786	1,121	945	3,507
Noninterest expense	7,755	7,565	8,918	15,503	39,741
Loss before applicable income taxes	(3,974)	(6,196)	(14,813)	(12,234)	(37,217)
Applicable income taxes	(1,475)	(2,693)	(5,960)	21,440	11,312
Net loss	(2,499)	(3,503)	(8,853)	(33,674)	(48,529)

Preferred stock dividends	(549)	(551)	(554)	(554)	(2,208)
Net loss attributable to common shareholders	$(3,048)	(4,054)	(9,407)	(34,228)	(50,737)
Weighted average shares outstanding:
Basic	20,972,091	21,221,753	22,569,372	22,680,721	21,867,606
Diluted	20,972,091	21,221,753	22,569,372	22,680,721	21,867,606

Earnings per share:
Basic	$(0.15)	(0.19)	(0.42)	(1.51)	(2.32)
Diluted	$(0.15)	(0.19)	(0.42)	(1.51)	(2.32)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIANCE BANCSHARES, INC.
By:	/s/ Allan D. Ivie, IV
Allan D. Ivie, IV
Chief Executive Officer

By:	/s/ David P. Franke
David P. Franke
Interim Chief Financial Officer
Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allan D. Ivie, IV	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013
Allan D. Ivie, IV

/s/ David P. Franke	Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 29, 2013
David P. Franke

/s/ Robert M. Cox, Jr.	Director	March 29, 2013
Robert M. Cox, Jr.

/s/ Richard M. Demko	Director	March 29, 2013
Richard M. Demko

/s/ Scott A. Sachtleben	Director	March 29, 2013
Scott A. Sachtleben

/s/ Barry D. Koenemann	Director	March 29, 2013
Barry D. Koenemann

/s/ Gary R. Parker	Director	March 29, 2013
Gary R. Parker

/s/ James E. SanFilippo	Director	March 29, 2013
James E. SanFilippo

/s/ Lawrence P. Keeley, Jr.	Director	March 29, 2013
Lawrence P. Keeley, Jr.

Index to Exhibits

Exhibit
number	Description

3.1	Restated Articles of Incorporation of Reliance Bancshares, Inc. (filed as Exhibit 3.1 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

3.2	Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.2 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

3.3	Amendment No. 1 to the Bylaws of Reliance Bancshares, Inc. (filed as Exhibit 3.3 to the registrant's Form 8-K filed on April 27, 2012 and incorporated herein by reference).

3.4
Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series A, of Reliance Bancshares, Inc. (filed as Exhibit 4.1 to the registrant's Form 8-K filed on February 23, 2009 and incorporated herein by reference).

3.5
Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.2 to the registrant's Form 8-K filed on February 23, 2009 and incorporated herein by reference).

3.6
Corrected Certificate of Designation establishing Fixed Rate Cumulative Perpetual Preferred Stock, No Par Value, Series B, of Reliance Bancshares, Inc. (filed as Exhibit 4.3 to the registrant's Form 8-K filed on February 23, 2009 and incorporated herein by reference).

3.7
Notice of Exempt Offerings of Securities for the issuance of Perpetual Convertible Preferred Stock, No Par Value, Series C. (Filed as Form D with the SEC on December 18, 2009 and incorporated herein by reference).

10.5	2001 Incentive Stock Option Plan (filed as Exhibit 10.8 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.6	2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.9 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.7	First Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.10 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.8	Second Amendment of the 2001 Non-Qualified Stock Option Plan (filed as Exhibit 10.11 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.9	2003 Incentive Stock Option Plan (filed as Exhibit 10.12 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.10	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.13 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.11	First Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.14 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.12	Second Amendment of the 2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.15 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.13	2004 Non-Qualified Stock Option Plan (filed as Exhibit 10.16 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.14	2005 Incentive Stock Option Plan (filed as Exhibit 10.17 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.15	2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.18 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.16	First Amendment of the 2005 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.18	Reliance Bancshares, Inc. 2005 Employee Stock Purchase Plan (filed as Exhibit 10.21 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

10.19
Reliance Bancshares, Inc. 2005 Employee Stock Purchase Plan, as amended effective June 29, 2012 (filed as Exhibit 99.1 to the registrant's registration statement on Form S-8 filed on June 29, 2012 and incorporated herein by reference).

10.20	2007 Non-Qualified Stock Option Plan (filed as Exhibit 10.26 to the registrant's Amendment No. 2 to its Form 10 filed on July 19, 2007 and incorporated herein by reference).

10.21
Letter Agreement dated February 13, 2009 including the Securities Purchase Agreement - Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (filed as Exhibit 10.1 to the registrant's Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.22
Employment Agreement between Reliance Bancshares, Inc. and Allan D. Ivie, IV dated June 4, 2010 (filed as Exhibit 10.1 to the registrant's Form 8-K filed on June 24, 2010 and incorporated herein by reference).

10.23
Written Agreement by and between Reliance Bancshares, Inc. and the Federal Reserve Bank of St. Louis, effective July 14, 2011 (filed as Exhibit 10.1 to the registrant's Form 8-K filed on July 20, 2011 and incorporated herin by reference).

10.24
Written Agreement between Reliance Bancshares, Inc. and Patrick R. Gideon dated April 26, 2011 (filed as Exhibit 10.25 to the registrant's Form 10-K/A filed April 27, 2012 and incorporated herin by reference).

10.25
Promissory Note between Gary R. Parker and Reliance Bancshares, Inc. dated September 29, 2011 (filed as Exhibit 10.26 to the registrant's Form 10-K/A filed April 27, 2012 and incorporated herein by reference).

14.1	Reliance Bancshares, Inc. Code of Conduct and Ethics (filed as Exhibit 14.1 to the registrant's Form 10 filed on April 27, 2007 and incorporated herein by reference).

21.1	Subsidiaries of Reliance Bancshares, Inc.

31.1	Chief Executive Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification for Years Following First Fiscal Year Certification Reliance Bancshares, Inc.

99.2	Certification for Years Following First Fiscal Year Certification Reliance Bancshares, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document